Form 10-Q/A
period 2013-03-31
BioAmber Inc.
filed 2013-06-10
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (Extensible Business Reporting Language) information. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No information contained within the Form 10-Q previously filed on May 15, 2013 has changed. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13

3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13

4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13

4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13

4.3	Form of Unit Certificate		S-1	333-177917	4.7	5/9/13

10.1	Amendment to the Exclusive Distributorship Agreement, by and between Bioamber S.A.S. and Mitsui & Co., Ltd., dated January 1, 2013		S-1	333-177917	10.39	2/15/13

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	001-35905	31.1	5/15/13

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	001-35905	31.2	5/15/13

32.1*	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	001-35905	32.1	5/15/13

32.2*	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	001-35905	32.2	5/15/13

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	The certification furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1934, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BIOAMBER INC.

June 10, 2013

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer