Form 10-Q
period 2013-09-30
BioAmber Inc.
filed 2013-11-13
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, there were 18,427,655 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

BIOAMBER INC.

Form 10-Q

For the Quarter Ended September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Operations

For the three and nine months ended September 30, 2013 and 2012 and the period from October 15, 2008 (inception) to September 30, 2013

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,		Period from October 15, 2008 (inception) to September 30, 2013
	2013	2012	2013	2012
	$	$	$	$	$
Revenues
Licensing revenue from related parties (Note 16)	—	—	—	—	1,300,580
Product sales	866,529	473,486	2,225,640	1,459,549	5,077,259

Total revenues	866,529	473,486	2,225,640	1,459,549	6,377,839
Cost of goods sold (Note 16)	655,175	583,998	2,264,916	1,275,755	4,847,800

Gross profit (loss)	211,354	(110,512)	(39,276)	183,794	1,530,039
Operating expenses
General and administrative	2,296,293	4,713,125	6,926,688	9,730,305	29,153,056
Research and development, net	2,760,006	4,791,129	13,079,726	15,604,153	56,916,822
Sales and marketing	1,073,723	1,236,851	3,821,455	3,137,783	10,647,463
Depreciation of property and equipment and amortization of intangible assets	40,321	524,412	1,112,486	1,575,178	4,760,019
Impairment loss and write-off of property and equipment and of intangible assets (Note 1)	—	—	8,619,405	—	9,960,743
Foreign exchange (gain) loss	(111,482)	181,695	(228,169)	79,517	25,156

Operating expenses	6,058,861	11,447,212	33,331,592	30,126,936	111,463,259

Operating loss	5,847,507	11,557,724	33,370,868	29,943,142	109,933,220
Amortization of deferred financing costs and debt discounts	191,289	10,445	377,722	33,070	663,231
Financial charges (income), net (Note 10)	2,905,722	—	(8,842,278)	—	(3,199,343)
Gain on debt extinguishment (Note 8)	—	—	(314,305)	—	(314,305)
Interest revenue from related parties (Note 16)	—	—	—	—	(161,771)
Income taxes (Note 13)	22,186	—	68,756	—	(668,179)
Equity participation in losses of equity method investments (Note 3)	52	85,304	15,442	217,608	7,063,023
Gain on re-measurement of Bioamber S.A.S.	—	—	—	—	(6,215,594)

Net loss	8,966,756	11,653,473	24,676,205	30,193,820	107,100,282

Net loss attributable to:
BioAmber Inc. shareholders	8,833,499	11,581,418	24,259,432	30,060,428	106,085,624
Non-controlling interest	133,257	72,055	416,773	133,392	1,014,658

	8,966,756	11,653,473	24,676,205	30,193,820	107,100,282

Net loss per share attributable to BioAmber Inc. shareholders—basic	$0.48	$1.12	$1.66	$2.92
Weighted-average of common shares outstanding—basic	18,419,267	10,332,315	14,620,923	10,279,045

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2013 and 2012 and the period from October 15, 2008 (inception) to September 30, 2013

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,		Period from October 15, 2008 (inception) to September 30, 2013
	2013	2012	2013	2012
	$	$	$	$	$
Net loss	8,966,756	11,653,473	24,676,205	30,193,820	107,100,282
Foreign currency translation adjustment	(446,718)	(529,523)	172,484	(343,126)	165,852

Total comprehensive loss	8,520,038	11,123,950	24,484,689	29,850,694	107,266,134

Total comprehensive loss attributable to:
BioAmber Inc. shareholders	8,434,417	11,150,155	24,439,795	29,852,572	106,360,956
Non-controlling interest	85,621	(26,205)	408,894	(1,878)	905,178

	8,520,038	11,123,950	24,848,689	29,850,694	107,266,134

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(Unaudited)

	As of September 30, 2013	As of December 31, 2012
	$	$
Assets
Current assets
Cash (Note 8, iii)	95,607,980	25,072,337
Accounts receivable	574,141	596,171
Inventories (Note 4)	2,797,467	1,894,319
Prepaid expenses and deposits (Note 4)	5,365,806	2,364,934
Valued added tax, income taxes and other receivables	1,465,392	1,969,681
Deferred financing costs	739,210	16,741

Total current assets	106,549,996	31,914,183
Property and equipment, net (Note 5)	6,711,048	3,650,984
Investment in equity method investments (Note 3)	710,087	725,529
Intangible assets, net (Note 6)	4,158,550	13,050,153
Goodwill	680,520	662,972

Total assets	118,810,201	50,003,821

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	5,182,511	4,677,920
Income taxes payable (Note 13)	1,078,351	982,658
Accounts payable Agro-industries Recherches et Développements (“ARD”) (Note 16)	238,286	197,019
Deferred grants (Note 9)	3,583,965	3,711,356
Short-term portion of long-term debt (Note 8)	3,125,000	183,177

Total current liabilities	13,208,113	9,752,130
Long-term debt (Note 8)	25,255,521	2,416,616
Warrants financial liability (Note 12)	6,400,000	__
Other long-term liabilities	71,250	37,500

Total liabilities	44,934,884	12,206,246

Commitments and contingencies (Note 11)
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 55,000,000 authorized, 18,427,655 and 10,349,815 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	184,277	103,498
Additional paid-in capital	174,637,777	113,780,846
Warrants	3,063,678	3,074,957
Deficit accumulated during the development stage	(106,085,624)	(81,826,192)
Accumulated other comprehensive income (loss)	(275,332)	(94,969)

Total BioAmber Inc. shareholders’ equity	71,524,776	35,038,140
Non-controlling interest	2,350,541	2,759,435

Total shareholders’ equity	73,875,317	37,797,575

Total liabilities and equity	118,810,201	50,003,821

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

for the period from June 30, 2009 to September 30, 2013

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Series A Participating Convertible Preferred shares		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive loss	Non- controlling interest	Total Shareholders’ equity
	Shares	Par value	Shares	Par value		Shares	Value
		$		$	$		$	$	$	$	$
Balance, June 30, 2009	408,100	4,081	1,177,925	11,779	3,691,382	1,522,465	2,118,563	(1,850,906)	(4,120)	—	3,970,779
Issuance of shares of common stock pursuant to the conversion of warrants (Note 12)	696,500	6,965	—	—	3,992,935	—	—	—	—	—	3,999,900
Issuance of shares of common stock pursuant to private placement, net of issuance costs of $589,854 (Note 12)	1,393,070	13,931	—	—	7,396,417	—	—	—	—	—	7,410,348
Issuance of warrants pursuant to private placement (Note 12)	—	—	—	—	(244,373)	66,185	244,373	—	—	—	—
Conversion of preferred shares to shares of common stock pursuant to private placement (Note 12)	1,177,925	11,779	(1,177,925)	(11,779)	—	—	—	—	—	—	—
Warrants exercised	82,355	824	—	—	156,445	(82,355)	(54,302)	—	—	—	102,967
Warrants expired			—	—	11,769	(29,050)	(11,769)	—	—	—	—
Stock options exercised (Note 12)	7,000	70	—	—	7,434	—	—	—	—	—	7,504
Acquisition of Sinoven Biopolymers Inc	—	—	—	—	—	—	—	—	—	339,142	339,142
Stock-based compensation (Note 12)	—	—	—	—	470,325	—	—	—	—	—	470,325
Net loss	—	—	—	—	—	—	—	(7,992,216)	—	(77,306)	(8,069,522)
Foreign currency translation	—	—	—	—	—	—	—	—	(646,824)	—	(646,824)

Balance, June 30, 2010	3,764,950	37,650	—	—	15,482,334	1,477,245	2,296,865	(9,843,122)	(650,944)	261,836	7,584,619

The accompanying notes are integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

for the period from June 30, 2009 to September 30, 2013

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive income (loss)	Non- controlling interest	Total Shareholders’ equity
	Shares	Par value		Shares	Value
		$	$		$	$	$	$	$
Balance, June 30, 2010	3,764,950	37,650	15,482,334	1,477,245	2,296,865	(9,843,122)	(650,944)	261,836	7,584,619
Expired warrants	—	—	7,879	(7,350)	(7,879)	—	—	—	—
Issuance of common stock pursuant to the acquisition of Bioamber S.A.S.	1,107,540	11,075	7,333,149	—	—	—	—	—	7,344,224
Stock-based compensation	—	—	635,284	—	—	—	—	—	635,284
Net loss	—	—	—	—	—	(2,010,861)	—	(101,923)	(2,112,784)
Foreign currency translation	—	—	—	—	—	—	403,302	—	403,302

Balance, December 31, 2010	4,872,490	48,725	23,458,646	1,469,895	2,288,986	(11,853,983)	(247,642)	159,913	13,854,645

Balance, December 31, 2010	4,872,490	48,725	23,458,646	1,469,895	2,288,986	(11,853,983)	(247,642)	159,913	13,854,645
Issuance of common stock pursuant to private placement, net of issuance costs of $231,374	3,887,485	38,875	40,730,500	—	—	—	—	—	40,769,375
Issuance of common stock pursuant to private placement, net of issuance costs of $31,230 (Note 12)	702,135	7,021	19,962,566	—	—	—	—	—	19,969,587
Issuance of common stock pursuant to conversion of unsecured convertible notes, net of costs of $8,626 (Note 12)	379,155	3,792	3,986,475	—	—	—	—	—	3,990,267
Issuance of warrants pursuant to a private placement	—	—	—	94,745	810,448	—	—	—	810,448
Release of common stock to Sinoven owners	70,000	700	1,228,400	—	—	—	—	—	1,229,100
Warrants exercised	45,500	455	97,164	(45,500)	(9,902)	—	—	—	87,717
Warrants expired	—	—	14,254	(59,850)	(14,254)	—	—	—	—
Stock options exercised	7,000	70	7,434	—	—	—	—	—	7,504
Stock-based compensation	—	—	3,905,478	—	—	—	—	—	3,905,478
Net loss	—	—	—	—	—	(30,621,159)	—	(231,244)	(30,852,403)
Acquisition of non-controlling interest	—	—	2,984,550	—	—	—	—	3,950	2,988,500
Contribution by non-controlling interest	—	—	—	—	—	—	—	2,912,628	2,912,628
Foreign currency translation	—	—	—	—	—	—	(257,615)	—	(257,615)

Balance, December 31, 2011	9,963,765	99,638	96,375,467	1,459,290	3,075,278	(42,475,142)	(505,257)	2,845,247	59,415,231

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

for the period from June 30, 2009 to September 30, 2013

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive income (loss)	Non- controlling interest	Total Shareholders’ equity
	Shares	Par value		Shares	Value
		$	$		$	$	$	$	$
Balance, December 31, 2011	9,963,765	99,638	96,375,467	1,459,290	3,075,278	(42,475,142)	(505,257)	2,845,247	59,415,231
Issuance of common stock pursuant to private placement, net of issuance costs of $22,254 (Note 12)	351,050	3,510	9,974,146	—	—	—	—	—	9,977,656
Release of shares held in trust	35,000	350	(350)	—	—	—	—	—	—
Warrants expired (Note 12)	—	—	321	(1,435)	(321)	—	—	—	—
Stock-based compensation (Note 12)	—	—	7,431,262	—	—	—	—	—	7,431,262
Net loss	—	—	—	—	—	(39,351,050)	—	(187,413)	(39,538,463)
Foreign currency translation	—	—	—	—	—	—	410,288	101,601	511,889

Balance, December 31, 2012	10,349,815	103,498	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575

Balance, December 31, 2012	10,349,815	103,498	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575
Release of shares held in trust (Note 2)	63,000	630	(630)	—	—	—	—	—	—
Cancellation of shares (Note 2)	—	—	(140,000)	—	—	—	—	—	(140,000)
Stock-based compensation (Note 12)	—	—	5,462,744	—	—	—	—	—	5,462,744
Issuance of units, net of issuance costs (Note 12)	8,000,000	80,000	55,504,509	—	—	—	—	—	55,584,509
Warrants exercised	14,840	149	30,308	(14,480)	(11,279)	—	—	—	19,178
Net loss	—	—	—	—	—	(24,259,432)	—	(416,773)	(24,676,205)
Foreign currency translation	—	—	—	—	—	—	(180,363)	7,879	(172,484)

Balance, September 30, 2013	18,427,655	184,277	174,637,777	1,443,015	3,063,678	(106,085,624)	(275,332)	2,350,541	73,875,317

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012

and the period from October 15, 2008 (inception) to September 30, 2013

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,		Period from October 15, 2008 (inception) toSeptember 30, 2013
	2013	2012	2013	2012
	$	$	$	$	$
Cash flows from operating activities
Net loss	(8,966,756)	(11,653,473)	(24,676,205)	(30,193,820)	(107,100,282)
Adjustments to reconcile net loss to cash:
Stock-based compensation	986,153	2,006,053	5,462,744	5,755,106	18,102,090
Depreciation of property and equipment and amortization of intangible assets	40,321	524,412	1,112,486	1,575,178	4,760,019
Impairment loss and write-off of property and equipment and of intangible assets (Note 1)	—	—	8,619,405	—	9,960,743

Amortization of deferred financing costs and debt discounts	191,289	10,445	377,722	33,070	663,231
Write-off of IPO costs	—	—	—	—	1,828,074
Equity participation in losses of equity method investments	52	85,304	15,442	217,608	7,063,023
Other long-term liabilities	11,250	—	33,750	—	71,250
Gain on re-measurement of Bioamber S.A.S.	—	—	—	—	(6,215,594)
Financial charges (income), net (Note 10)	2,251,595	—	(9,496,405)	—	(3,853,470)
(Gain) loss on debt extinguishment (Note 8, ii)	—	—	(314,305)	—	(314,305)
Deferred income taxes	—	—	—	—	(736,935)

Changes in operating assets and liabilities
Change in accounts receivable	53,154	230,225	22,030	(104,314)	(574,141)
Change in accounts receivable from Bioamber S.A.S.	—	—	—	—	(5,963,869)
Change in inventories	(481,957)	72,087	(903,148)	(1,471,500)	(2,797,467)
Change in prepaid expenses and deposits	424,042	85,304	(2,970,633)	(2,069,290)	(5,372,753)
Change in research and development tax credits receivable, value added tax, income taxes and other receivables	617,551	(521,645)	529,475	(944,782)	1,065,659
Change in accounts payable to ARD	162,657	(715,902)	43,786	518,662	597,063
Change in accounts payable and accrued liabilities	(631,267)	497,465	564,407	149,540	1,860,603

Net cash used in operating activities	(5,341,916)	(9,379,725)	(21,579,449)	(26,534,542)	(86,957,061)

Cash flows from investing activities
Acquisition of property and equipment	(2,494,138)	(2,257,259)	(4,606,597)	(5,776,733)	(11,334,902)
Cash consideration paid on the acquisition of Sinoven	—	—	—	—	(20)
Investment in equity method investments	—	—	—	(1,000,000)	(1,000,000)
Net cash from acquisition of Bioamber S.A.S.	—	—	—	—	1,016,969

Net cash used in investing activities	(2,494,138)	(2,257,259)	(4,606,597)	(6,776,733)	(11,317,953)

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012

and the period from October 15, 2008 (inception) to September 30, 2013

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,		Period from October 15, 2008 (inception) to September 30, 2013
	2013	2012	2013	2012
	$	$	$	$	$
Cash flows from financing activities
Issuance of bridge loan	—	—	—	—	585,000
Repayment of bridge loan	—	—	—	—	(585,000)
Deferred financing costs	49,190	2,524,975	(722,469)	1,844,815	(2,104,825)
Issuance of long-term debt (Note 8 iii)	—	—	25,589,855	—	28,322,839
Government grants (Note 9)	—	—	485,462	—	6,900,546
Proceeds from issuance of convertible notes, net of financing costs	—	—	—	—	7,805,798
Net proceeds from issuance of common shares	19,178	—	19,178	9,977,656	78,350,626
Proceeds from issuance of shares by a subsidiary	—	—	—	—	2,912,628
Net proceeds on issuance of units (Note 12)	—	—	71,732,509	—	71,732,509
Cancellation of shares (Note 2)	—	—	(140,000)	—	(140,000)

Net cash provided by financing activities	68,368	2,524,975	96,964,535	11,822,471	193,780,121

Foreign exchange impact on cash	394,457	426,366	(242,846)	468,971	102,873
Increase (decrease) in cash	(7,373,229)	(8,685,643)	70,535,643	(21,019,833)	95,607,980
Cash, beginning of period	102,981,209	35,621,951	25,072,337	47,956,141	—

Cash, end of period	95,607,980	26,936,308	95,607,980	26,936,308	95,607,980

Supplemental cash flow information:
Non-cash transactions:
Shares and warrants issued in connection with the spin-off transaction	—	—	—	—	4,011,220
Conversion of convertible notes into common shares (Note 12)	—	—	—	—	5,999,347
Forgiveness of convertible note	—	—	—	—	100
Conversion of preferred shares into common shares	—	—	—	—	11,779
Acquisition of Sinoven—contingent consideration	—	—	—	—	1,005,000
Acquisition of Bioamber S.A.S. common stock	—	—	—	—	7,344,224
Warrants issued in connection with the bridge loan and closing of private placement	—	—	—	—	810,448
Construction in Progress costs not yet paid	1,049,084	—	1,049,084	—	1,049,084

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Notes to Consolidated Financial Statements

For the nine and three months ended September 30, 2013 and 2012, year ended December 31, 2012 and the period from October 15, 2008 (inception) to September 30, 2013

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the nine and three months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ended December 31, 2013 or any other future period.

Revenue

The Company’s revenues represent sales of bio-succinic acid to a limited number of customers. Revenues from the Company’s two largest customers represented 62% and 84% of the consolidated revenue for the nine months ended September 30, 2013 and 2012, respectively. Revenues from two customers represented 53% and 74% of the consolidated revenue for the three months ended September 30, 2013 and 2012, respectively.

Intangible assets

Costs incurred in obtaining patents are capitalized and amortized on a straight-line basis over their estimated useful lives of between 8 and 15 years. The Company’s patent portfolio was acquired as part of the spin-off transaction and the acquisition of Bioamber SAS. The cost of servicing the patents is expensed as incurred.

As required by FASB ASC 805, acquired in-process research and development (IPR&D) through business combinations is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Therefore, such assets are not amortized but are tested for impairment at least annually. Once the research and development activities are completed, the assets will be amortized over the related product’s useful life. If the project is abandoned, the assets will be written off if they have no alternative future use.

The Company reviews its portfolio of patents and acquired in-process research and development taking into consideration events or circumstances that may affect its recoverable value.

During the second quarter of 2013, the Company’s board of directors approved the transition from an E. coli-based technology to its yeast-based technology to be used in the production process at its manufacturing facility in Sarnia, Ontario planned to be mechanically complete in December 2014. FASB ASC 350 requires evaluating the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The decision to remove the E. coli as the core technology from the Company’s production process required the Company to assess for potential impairment by conducting a recoverability test of this intellectual property (IP) portfolio and determining whether the carrying value of the IP is less than or equal to the fair value of the IP. The test comprised determining the fair value by discounting future cash flows from the future expected sales of succinic acid manufactured using the E. coli technology. The tests indicated that the fair market value was nominal. The non-recurring fair value measure is a level 3 fair value measure. As a consequence, the Company recognized an impairment loss on the intangible assets related to the E. coli technology, comprised of patents and IPR&D acquired as part of the spin-off transaction and the acquisition of Bioamber S.A.S. in the amount of $7.8 million during the second quarter of 2013.

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

As a result of the Company’s board of directors approving the transition from an E. coli-based technology to yeast-based technology in the second quarter of 2013, the Company conducted an analysis of the costs capitalized in construction in progress to determine whether such costs would still provide future benefits as part of the planned manufacturing facility in Sarnia, Ontario. The assessment conducted by the Company identified certain costs that are no longer useful for a productive process based on its yeast. Accordingly, the Company recognized a write-off in an amount of $834,000 during the second quarter of 2013.

Warrants financial liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in FASB ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued using the Black-Scholes pricing model at the date of initial issuance and using the closing value as quoted on the New York Stock Exchange at each subsequent balance sheet date.

The liability is presented as warrants financial liability in the consolidated balance sheet, and changes in the fair value of the warrants are reflected in the consolidated statement of operations as part of financial charges (income), net.

Net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, Earnings per share, under which basic net loss per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the basic weighted-average number of common shares outstanding during the period. Shares issued and reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share (“EPS”) is similar to the computation of the basic EPS except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all of the potentially dilutive shares of common stock had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of those potential shares of common stock such as profit-sharing expenses. Common equivalent shares are excluded from the diluted EPS calculation if their effect is anti-dilutive. We have incurred losses in each period since inception; accordingly, diluted loss per share is not presented as it is identical to basic EPS.

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

3. Investment in AmberWorks LLC

AmberWorks had revenue of nil and $45,893 and a net loss of $30,884 and $435,216, for the nine months ended September 30, 2013 and 2012, respectively. Sinoven’s share of the net loss amounted to $15,442 and $217,608 for those periods.

AmberWorks had revenue of nil and a net loss of $104 and $170,608, for the three months ended September 30, 2013 and 2012, respectively. Sinoven’s share of the net loss amounted to $52 and $85,304 for those periods.

AmberWorks had total assets of $1,420,174 and $1,484,611 and total liabilities of nil and $33,553 as of September 30, 2013 and December 31, 2012, respectively. Sinoven’s share of net assets amounted to $710,087 and $725,529 as of those periods.

4. Inventories and Prepaid expenses and deposits

The Company had $2.8 million and $1.9 million of finished goods inventory as of September 30, 2013 and December 31, 2012, respectively.

The Company had $5.4 million and $2.4 million of prepaid expenses and deposits as of September 30, 2013 and December 31, 2012, respectively, which was comprised primarily of deposits made to secure the purchase of equipment and advances for the planned construction of the manufacturing facility in Sarnia, Ontario.

5. Property and equipment

	Estimated Useful Life	September 30, 2013	December 31, 2012
	(years)
		$	$
Land		326,929	338,550
Furniture and fixtures	5 - 8	50,797	51,354
Machinery and equipment	5 - 15	515,319	328,595
Computers, office equipment and peripherals	3 - 7	207,823	180,689
Construction in-progress		9,206,808	5,851,247
Grants applied to construction in-progress		(3,372,018)	(2,978,689)

		6,935,658	3,771,746
Less: accumulated depreciation		(224,610)	(120,762)

Property and equipment, net		6,711,048	3,650,984

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $110,519 and $53,405 for the nine months ended September 30, 2013 and 2012, respectively and to $40,321 and $24,219 as for the three months ended September 30, 2013 and 2012, respectively.

6. Intangible assets

	September 30, 2013	December 31, 2012
	$	$
Intellectual property, patents and licenses:
Beginning balance	12,664,197	5,006,495
Completion of in-process research and development	—	8,056,451
Write-off of patents and completed IPR&D	(7,785,384)	(398,749)

	4,878,813	12,664,197
Foreign currency translation adjustment	(350,074)	(245,823)

	4,528,739	12,418,374
Less: accumulated amortization	(4,528,739)	(3,526,771)

Intellectual property, patents and licenses, net	—	8,891,603
Acquired in-process research and development:
Beginning balance	4,158,550	13,028,942
Completion of in-process research and development	—	(8,056,451)
Write-off of in-process research and development	—	(813,941)

Acquired in-process research and development, net	4,158,550	4,158,550

Intangible assets, net	4,158,550	13,050,153

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $1,001,967 and $1,521,773 for the nine months ended September 30, 2013 and 2012, respectively and to nil and $500,193 for the three months ended September 30, 2013 and 2012, respectively.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	$	$
Trade accounts payable	2,966,035	3,196,160
Accrued payroll and bonus	1,659,603	1,122,566
Consulting and legal fees	346,398	167,774
Other	210,475	191,420

Total	5,182,511	4,677,920

8. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of a manufacturing facility in Sarnia, Ontario, Canada:

i)	Sustainable Jobs and Investment Fund (SJIF)

During March 2013, BioAmber Sarnia Inc. received the first disbursement of CAD$929,000, or $902,179 when converted into U.S. dollars as of September 30, 2013. The loan was originally recorded at $483,485 when converted into U.S. dollars as of September 30, 2013, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. There were no disbursements during the three months ended September 30, 2013.

The difference between the face value of the loan and the discounted amount of the loan of $418,694 when converted into U.S. dollars as of September 30, 2013 was recorded as a deferred grant (see Note 9).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

ii)	Federal Economic Development Agency (FEDDEV)

On September 30, 2011, BioAmber Sarnia Inc. and Canadian Federal Economic Development Agency entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD $12,000,000 or $11,647,000 when converted into U.S. dollars as of September 30, 2013, was granted to BioAmber Sarnia Inc. The loan is non-interest bearing with repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

During October 2012, BioAmber Sarnia Inc. received the first disbursement for CAD $3,645,000 or $3,537,797 when converted into U.S. dollars as of September 30, 2013. The loan was originally recorded at $1,871,742 when converted into U.S. dollars as of September 30, 2013, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. There were no disbursements during the three months ended September 30, 2013.

The difference between the face value of the loan and the discounted amount of the loan of $1,375,859 when converted into U.S. dollars as of September 30, 2013 was recorded as a deferred grant (see Note 9).

During January 2013, BioAmber Sarnia Inc. received a second disbursement for CAD $221,000, or $214,881 when converted into U.S. dollars as of September 30, 2013. The loan was originally recorded at $118,652 when converted into U.S. dollars as of September 30, 2013, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. There were no disbursements during the three months ended September 30, 2013.

The difference between the face value of the loan and the discounted amount of the loan of $76,878 when converted into U.S. dollars as of September 30, 2013 was recorded as a deferred grant (see Note 9).

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

On June 27, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (HTGC). Pursuant to the Loan Agreement, HTGC agreed to make a senior secured term loan of $25 million, which was funded on June 27, 2013, net of a 2.5% loan fee. The term loan is repayable over 36 months after closing, at a floating interest rate per annum based on the greater of (a) 10% and (b) the prime rate (as reported in the Wall Street Journal) plus 6.75% and is subject to an end of term charge of 11.5% based on the $25 million loaned amount ($2,875,000). There will be an initial interest-only period until January 1, 2014, which will continue in the event that the Company receives an additional equity contribution by its joint venture partner of at least $1.5 million relating to its planned Sarnia facility by December 31, 2013, in which case the initial interest-only period will be extended until July 1, 2014. The proceeds are expected to be used to fund the construction of the initial phase of the Company’s planned facility in Sarnia, Ontario with an expected capacity of 30,000 metric tons of bio-succinic acid and for general corporate purposes.

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

The loan obligation is secured by a security interest on substantially all of the Company’s assets (subject to certain exceptions), including its intellectual property, but excluding certain licenses from third parties and its equity interest in its subsidiary, BioAmber Sarnia Inc. The security interest does not apply to any assets owned by BioAmber Sarnia Inc., the entity that will own the Company’s planned Sarnia, Ontario manufacturing facility.

The Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the Loan Agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness, and certain events of insolvency. The Company must maintain at least $10 million in unrestricted cash as long as the loan remains outstanding. If the Company makes investments into BioAmber Sarnia Inc. in an amount exceeding $15 million per quarter, or an aggregate amount exceeding $50 million during the term of the loan, the Company is required to maintain an amount not less than the lesser of (a) $20 million and (b) the then outstanding principal balance of the term loan, in unrestricted cash through the period ending December 31, 2014 at which time, under the terms of the Loan Agreement, the planned Sarnia facility must be mechanically complete. If any event of default occurs, the principal, premium, if any (including the end of term fee referenced above), interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. These covenants were met as of September 30, 2013.

The balance of the outstanding long term debt is as follows:

	September 30, 2013	December 31, 2012
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $500,000)	485,300	502,550
Less: debt discount	(233,549)	(241,474)
Amortization of debt discount	76,041	43,614

	327,792	304,690

Sustainable Jobs and Investment Fund:
Face value (CAD $929,000)	902,179	—
Less: debt discount	(418,694)	—
Amortization of debt discount	37,414	—

	520,899	—

Federal Economic Development Agency:
Face value (CAD $3,866,000)	3,752,678	3,663,548
Less: debt discount	(1,452,737)	(1,424,764)
Less: short-term portion of debt	—	(183,177)
Gain on debt extinguishment	(309,547)	—
Amortization of debt discount	289,841	56,319

	2,280,235	2,111,926

Hercules Technology Growth Capital, Inc:
Face value	25,000,000	—
Less: short-term portion of debt	(3,125,000)	—
Accretion of the end of term charge	251,595

	22,126,595	—

Long-term debt, net	25,255,521	2,416,616

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	HTGC	Total
	$	$	$	$	$
October 2013 - September 2014	—	—	—	3,125,000	3,125,000
October 2014 - September 2015	—	—	750,536	12,500,000	13,250,536
October 2015 - September 2016	72,795	—	750,536	9,375,000	10,198,331
October 2016 - September 2017	97,060	—	750,536	—	847,596
October 2017 and thereafter	315,445	902,179	1,501,070	—	2,718,694

Total	485,300	902,179	3,752,678	25,000,000	30,140,157

9. Deferred Grants

As of December 31, 2012, the Company has received the following grants:

a) Sustainable Development Technology Canada

Grant from Sustainable Development Technology Canada to BioAmber Sarnia Inc. in the amount of CAD$7,500,000, or $7,538,000 when converted into U.S. dollars as of December 31, 2012, with progressive disbursements according to the terms of the agreement and milestones, as follows:

i)	Detailed Engineering Package, Construction and Procurement. The Company fulfilled this milestone in October 2012.

ii)	Procurement of Equipment and Construction of the manufacturing facility, expected to be prior to December 2013.

iii)	Commissioning, Start-up and Optimization of the manufacturing facility, expected to be prior to June 2014.

The grant is non-reimbursable by BioAmber Sarnia Inc., except upon the occurrence of certain events of default defined in the agreement.

An advance on Milestone I of CAD$1,982,726, or $1,924,434 when converted into U.S. dollars as of September 30, 2013, was received in December 2011 (net of 10% holdback) and was recorded as deferred grant and presented in current liabilities as of December 31, 2011. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia Inc. received CAD$3,015,000, or $2,926,569 when converted into U.S. dollars as of September 30, 2013, as advance on Milestone II. Accordingly, the advance on Milestone I was reclassified from deferred grants reducing the cost of construction in-progress, whereas the advance in Milestone II has been recorded as a deferred grant and presented in current liabilities.

b) Sustainable Chemistry Alliance

The loan received from the Sustainable Chemistry Alliance is to be used primarily for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenses for which the loan was received have not yet been incurred as of September 30, 2013, but are expected to be incurred during the next year. Accordingly, the grant portion of the loan in the amount of $233,549 when converted into U.S. dollars as of September 30, 2013, has been deferred and will be reclassified as a reduction of such expenses as they are incurred in the future. The deferred grant has been presented in current liabilities.

c) Federal Economic Development Agency

The loan proceeds received from the Federal Economic Development Agency are being used to finance the construction and start-up of the Company’s bio-based succinic acid plant in Sarnia, Ontario. The terms of the loan agreement require the Company to submit a claim for eligible expenses incurred for subsequent reimbursement by the Federal Economic Development Agency. As the loan bears a zero interest rate, it was recorded at a discount and a portion of the proceeds in the amount of $1,375,859 when converted into U.S. dollars as of September 30, 2013, was recorded as a short term deferred grant. Subsequently, the Company reclassified a portion of the deferred grant in the amount of $952,012 to reduce the cost of the construction in progress. The remaining balance of the deferred grant for $423,847 is presented in current liabilities.

During the nine month period ended September 30, 2013, the Company received the following grants:

a) Federal Economic Development Agency

The loan proceeds received in January 2013 from the Federal Economic Development Agency (see Note 8) are being used to finance the construction and start-up of the Company’s bio-based succinic acid plant in Sarnia, Ontario. The terms of the loan agreement require the Company to submit a claim for eligible expenses incurred for subsequent reimbursement by the Federal Economic Development Agency. As the loan bears no interest, it was recorded at a discount and a portion of the proceeds in the amount of $76,878 when converted into U.S. dollars as of September 30, 2013, was recorded as a short term deferred grant and subsequently reclassified to reduce the cost of construction in progress.

b) Sustainable Jobs and Investment Fund

The loan proceeds received from the Sustainable Jobs and Investment Fund (see Note 8) are being used to finance the construction and start-up of the Company’s bio-based succinic acid plant in Sarnia, Ontario. The terms of the loan agreement require the Company to submit a claim for eligible expenses incurred for subsequent reimbursement by the Sustainable Jobs and Investment Fund. As the loan bears a below market interest rate, it was recorded at a discount and a portion of the proceeds in the amount of $418,694 when converted into U.S. dollars as of September 30, 2013, was recorded as a short term deferred grant and subsequently reclassified to reduce the cost of construction in progress.

10. Financial charges (income)

	Three Months ended September 30,		Nine Months ended September 30,		Cumulative from inception to September 30, 2013
	2013	2012	2013	2012
	$	$	$	$	$
End of term charge on long-term debt	251,595	—	251,595	—	251,595
Interest on long-term debt	666,665	—	666,665	—	666,665
Reevaluation of the warrants financial liability	2,000,000	—	(9,748,000)	—	(9,748,000)
Increase in estimated fair value of shares to be issued to the non-controlling shareholders of SB	—	—	—	—	3,215,100
Accreted interest on convertible notes	—	—	—	—	1,855,755
Bridge loan financing charge	—	—	—	—	572,080
Other	(12,538)	—	(12,538)	—	(12,538)

Total financial charges (income), net	2,905,722	—	(8,842,278)	—	(3,199,343)

11. Commitments and contingencies

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

The royalties which the Company owes are in return for use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $1,041,539 and $1,176,510 for the nine months ended September 30, 2013 and 2012, respectively. These amounts form part of the expenses recorded in research and development in the consolidated statements of operations.

Litigation

As of September 30, 2013 and for each preceding periods, there were no outstanding claims or litigations.

12. Share capital

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

Preferred stock—dividends and voting rights

Holders of Series A of preferred stock were entitled to dividends and votes on the same basis as the common stock, and had a liquidation preference of $2.72 per share. In addition, the Series A participating convertible stock were convertible, at the option of the holders, into shares of common stock on a one-to-one basis. As of September 30, 2010 all shares of preferred stock had been converted into shares of common stock.

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

Warrants financial liability

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

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On September 30, 2013 the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $0.80 per warrant. As a result we revalued the liability on the balance sheet resulting in a financial income of $9.7 million for the nine months ended September 30, 2013 and a financial charge of $2 million for the three months ended September 30, 2013.

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

Private placement—period ended September 30, 2010

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

On April 10, 2013, the Company’s board of directors, upon the recommendation of the compensation committee, adopted the 2013 Stock Option and Incentive Plan, or the 2013 Plan, which was subsequently approved by our stockholders. The 2013 Plan replaced the 2008 Plan, as the Company’s board of directors has determined not to make additional awards under that plan. The 2013 Plan provides flexibility to the compensation committee to use various equity-based incentive awards as compensation tools to motivate its workforce.

The Company has initially reserved 2,761,922 shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan may also provide that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2014, by 3% of the outstanding number of shares of common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

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

No other awards may be granted under the 2013 Plan after the date that is ten years from the date of stockholder approval.

Stock-based compensation expense was allocated as follows:

	Three Months ended September 30,		Nine Months ended September 30,		Cumulative from inception to September 30, 2013
	2013	2012	2013	2012
	$	$	$	$	$
General and administrative	406,678	553,403	1,694,522	1,737,267	6,276,590
Research and development	447,824	1,225,110	2,857,904	3,356,903	9,391,010
Sales and marketing	131,651	227,540	910,318	660,936	2,434,490

Total compensation expense	986,153	2,006,053	5,462,744	5,755,106	18,102,090

The following table summarizes activity under the Plan:

	Three Months ended				Nine Months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Number of options	Weighted Average Exercise price	Number of options	Weighted Average Exercise price	Number of options	Weighted Average Exercise price	Number of options	Weighted Average Exercise price
		$		$		$		$
Options outstanding, beginning of period	2,232,851	10.31	2,040,500	10.62	2,072,000	10.89	1,898,750	9.25
Granted	52,500	8.26	43,750	28.49	304,716	10.36	189,000	28.49
Forfeited	(79,843)	18.38	—	—	(171,208)	22.41	(3,500)	10.55

Options outstanding, end of period	2,205,508	9.97	2,084,250	10.99	2,205,508	9.97	2,084,250	10.99
Options exercisable, end of period	1,526,610	7.73	964,565	4.78	1,526,610	7.73	964,565	4.78
Per share weighted average grant-date fair value of options granted		$4.40		$23.44	$5.02		$22.61

As of September 30, 2013, the weighted-average remaining contractual life of options outstanding and options exercisable were 7.1 years and 6.8 years, respectively.

The fair value of options granted during the nine months and three months periods ended September 30, 2013 and 2012, respectively, was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	2.62%	1.75%	2.53%	1.88%
Expected life	10 years	10 years	10 years	10 years
Volatility	72.37%	82.20%	72.31%	76.27%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

Warrants

During the three months ended September 30, 2013, 9,170 warrants were exercised at an exercise price of $1.43 per share, and an additional 5,670 warrants were exercised at an exercise price of $1.07 per share.

As at September 30, 2013, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
469,280	$1.07	February 2014 - September 2019
610,890	$1.43	February 2019
268,100	$5.74	October 2014 - June 2019
94,745	$10.55	April 2021
4,000,000	$11.00	May 2017

5,443,015

13. Income taxes

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

Based on the Company’s evaluation at September 30, 2013, management has concluded that there has been no change to the recorded uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2009 through December 31, 2012.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions; however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as an income tax expense.

For the nine month periods ended September 30, 2013 and September 30, 2012, the Company’s effective income tax rates was (0.28%) and 0%, respectively compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of September 30, 2013 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the nine months ended September 30, 2013, the Company recorded valuation allowances on deferred tax assets relating to current year losses. As of September 30, 2013, no changes have been made to the unrecognized tax benefits that were previously recorded.

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

14. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of September 30, 2013, is equal to the carrying amount of its financial assets. As of September 30, 2013, amounts due from one customer represented approximately 89% of the total accounts receivable.

15. Fair value of financial assets and liabilities

The Fair Value Measurement and Disclosure framework provides a three-tiered fair value hierarchy that gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

•	Quoted prices for similar assets and liabilities in active markets.

•	Quoted prices for identical or similar assets or liabilities in inactive markets.

•	Inputs other than quoted market prices that are observable for the asset or liability.

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

•	Fair value is often based on developed models in which there are few, if any, external observations.

The fair value measurements level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. There have been no changes in the methodologies used since December 31, 2012.

Long-Term Debt

The interest free loans were discounted using an interest rate of 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry. The carrying value of debt with an original maturity of less than one year approximates market value.

Warrants—Financial Liability

The fair value of the warrants which were issued upon the completion of the IPO on May 10, 2013 was calculated using the Black-Scholes option pricing model using various assumptions described in note 12, which was a level 3 fair value measurement. As these warrants starting trading freely on the New York Stock Exchange on June 10, 2013, the closing value of these warrants, which is a level 1 measurement was used to calculate the fair value from June 10, 2013 onwards instead of the level 3 fair value measurement initially used. The closing value of these warrants is used to revalue the liability at the end of each reporting period and the difference in the fair value is recorded in the consolidated statement of operations as a financial charge. As a result of the revaluation of the liability a financial income of $9.7 million for the nine months ended September 30, 2013 and a financial charge of $2 million for the three months ended September 30, 2013 was recorded.

16. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months ended September 30,		Nine Months ended September 30,		Cumulative from inception to September 30, 2013
	2013	2012	2013	2012
	$	$	$	$	$
Licensing fees charged to Bioamber S.A.S.	—	—	—	—	1,300,580
Interest revenue from Bioamber S.A.S.	—	—	—	—	161,771
Product sales to companies under the common control of a shareholder	—	—	—	128,250	257,865
Product sales to a shareholder	127,674	—	424,796	—	424,796
Toll manufacturing services provided by ARD recorded as research and development expenses	136,329	—	532,529	134,000	2,985,581
Toll manufacturing services provided by ARD initially recorded as inventory	914,608	1,466,053	3,030,060	2,747,255	6,899,319
Land purchased from Lanxess	—	—	—	—	338,550
Services provided by Saltigo, a subsidiary of Lanxess, recorded as research and development expenses	—	—	—	—	387,440

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

17. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. The Company’s licensing revenues have been generated in the United States while the product sales have been generated in France.

For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe
	September 30, 2013	December 31, 2012
	$	$
Property and equipment, net	4,057	4,638
Investment in equity method investments	—	—
Intangible assets, net (Note 6)	4,158,550	10,439,305
Goodwill	680,520	662,972

	North America
	September 30, 2013	December 31, 2012
	$	$
Property and equipment, net	6,706,991	3,646,346
Investment in equity method investments	710,087	725,529
Intangible assets, net	—	2,610,848
Goodwill	—	—

	Consolidated
	September 30, 2013	December 31, 2012
	$	$
Property and equipment, net	6,711,048	3,650,984
Investment in equity method investments	710,087	725,529
Intangible assets, net	4,158,550	13,050,153
Goodwill	680,520	662,972

18. Subsequent events

The Company has evaluated and determined that there has been no subsequent event through November 13, 2013, the date of issuance of the consolidated financial statements.

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

Additional Information

Our investors and others should note that we announce material financial information using our company website (www.bio-amber.com), our investor relations website (investor.bio-amber.com), SEC filings, press releases, public conference calls and webcasts. Information about BioAmber, its business, and its results of operations may also be announced by posts on the following social media channels:

•	BioAmber’s Twitter feed (www.twitter.com/BioAmber)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in BioAmber to review the information that we post on these social media channels. These channels may be updated from time to time on BioAmber’s investor relations website.

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

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimates of production costs at our planned facility in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. While we can provide no assurance that we will be able to secure corn at $6.50 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our planned facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.68 per bushel to a high of $8.44 per bushel. As of November 7, 2013, the spot price was $4.05 per bushel and the nine month forward price was $4.46 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.025 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We intend to build our first facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be mechanically complete towards the end of 2014, at which time we plan to begin commissioning and start-up. We also intend to build and operate two additional facilities over the next three to four years.

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

As of September 30, 2013, we had raised an aggregate of $160.1 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes. On May 9, 2013, we raised net proceeds of $71.7 million from the initial public offering of our equity securities. In addition, on June 27, 2013, we received net proceeds of $24.2 million from a three year term loan with Hercules Technology Growth Capital, Inc., or HTGC.

Manufacturing Expansion Plan

In order to support our growth, we plan to rapidly expand our manufacturing capacity beyond the current production at the large-scale demonstration facility we operate in Pomacle, France. We have entered into a joint venture with Mitsui to finance, build and operate a manufacturing facility in Sarnia, Ontario through our BioAmber Sarnia subsidiary in which we own a 70% equity interest and Mitsui owns the remaining 30%. The joint venture agreement also establishes our intent to build and operate two additional facilities with Mitsui, which we expect to occur over the next three to four years. For future facilities, we expect to enter into agreements with partners on terms similar to those in our agreement with Mitsui and we intend to partially finance these facilities with debt. We expect to fund the initial phase of our planned facility in Sarnia, Ontario using available cash, a portion of the $71.7 million in net proceeds from the initial public offering of our equity securities, which was completed on May 9, 2013, equity from our partner Mitsui, low-interest loans, government grants, and $24.2 million in net proceeds from a three year term loan with HTGC. For additional future facilities, we currently expect to fund the construction of these facilities using internal cash flows and project financing.

Sarnia Facility

The first facility we plan to build in cooperation with Mitsui will be located in a bio-industrial park in Sarnia, Ontario. We have commenced engineering and substantially completed permitting for this facility and the initial phase is expected to be mechanically complete towards the end of 2014, at which time we plan to begin commissioning and start-up. The facility will be constructed to have an initial projected capacity of 30,000 metric tons of bio-succinic acid and could subsequently be expanded to produce another 20,000 metric tons of bio-succinic acid. A portion of our aggregate capacity could be further converted to produce bio-based 1,4 BDO. As an example, we estimate that approximately 30,000 metric tons of bio-succinic acid production could be converted into approximately 22,000 metric tons of bio-based 1,4 BDO production. Completion of this initial phase of our planned facility in Sarnia is expected to cost approximately $125.0 million, which we plan to fund through capital contributions of $63.0 million and $27.0 million from us and from Mitsui, respectively, and an additional CAD $35.0 million in low-interest loans and governmental grants that have been committed, subject to our meeting certain milestones, by various governmental authorities in Canada. The milestones vary depending on the government grant or loan. We have received loan proceeds in the amount from Canadian government agencies of CAD $3.1 million and grant proceeds in the amount of CAD $7.2 million. We are also in discussions with Canadian government agencies for approximately CAD $30.0 million in additional low-interest loans, which would reduce our and Mitsui’s capital contributions to $42.0 million and $18.0 million respectively.

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

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. In the nine months ended September 30, 2013, we had revenue of $2.2 million from the sale of our bio-succinic acid, compared to $1.5 million in the same period in 2012. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new high value-added products, such as bio-based 1,4 BDO, bioplastics and plasticizers, in order to target additional large and established chemicals markets. Our revenue for future periods will also be impacted by our ability to introduce new products and the speed with which we are able to bring our products to market. To accelerate this process, we are developing our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. We are also engaging in a collaborative process with our customers to test and optimize our new products in order to ensure that they meet specifications in each of their potential applications.

Production capacity. Our ability to further lower our production costs and drive customer adoption of our product is dependent on our manufacturing expansion strategy. In particular, in our planned facility in Sarnia, Ontario, we expect to benefit from significantly lower operating expenses than those in the large-scale demonstration facility in Pomacle, France due to lower expected raw material, utility and other costs. For example, we project that during 2013 our costs of glucose from wheat used in the large-scale demonstration facility we operate in Pomacle, France will be 210% higher than the expected costs of glucose from corn wet millers to be used in our planned facility in Sarnia, Ontario. We project our cost of steam in Pomacle, France will be 380% higher than the expected cost in Sarnia, Ontario. We also project direct labor costs, electricity costs and other raw material costs in Pomacle, France will be higher than in Sarnia, Ontario. If we were to adjust the current costs of goods sold in the large-scale demonstration facility we operate in Pomacle, France for the lower expected raw material and utility costs, the economies of scale and the engineering design improvements we have incorporated into our planned facility in Sarnia, Ontario, our gross profit from products sold would increase significantly. As a result, we expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel. We expect to further reduce costs by transitioning from our E. coli-based technology to our yeast-based technology and by implementing on-going process improvements. We intend to capitalize on our first-to-market advantage by rapidly expanding our production capacity and building additional facilities. Our results will be impacted by the speed with which we execute on this strategy and the capital costs and operating expenses of each of these facilities.

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

Transition to Yeast-Based Technology

During the second quarter of 2013, our board of directors approved the transition from an E. coli-based technology to our yeast-based technology to be used in the production process at our manufacturing facility in Sarnia, Ontario. FASB ASC 35-9 requires evaluating the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The decision to remove the E. coli-based technology as the core technology from our production process required us to assess for potential impairment by conducting a recoverability test of this intellectual property, or IP, portfolio and determining whether the carrying value of the IP is less than or equal to the fair value of the IP. The test comprised determining the fair value by discounting future cash flows from the future expected sales of succinic acid manufactured using the E. coli-based technology. The tests indicated that the fair market value was nominal. As a consequence, we recognized an impairment loss on the intangible assets related to the E. coli-based technology, comprised of patents and in-process research and development, or IPR&D, acquired as part of the spin-off transaction and the acquisition of Bioamber S.A.S. in the amount of $7.8 million in the second quarter of 2013. At the end of the third quarter of 2013 we recognized achievement of the final milestone under our development agreement with Cargill with respect to the development of the yeast technology. As a result we made a final milestone payment of $500,000 during October 2013.

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

We expect these expenses to increase in the future as we hire additional management and operational employees, expand our finance and accounting staff, add infrastructure and incur additional compliance and related costs associated with being a public company.

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

We expect depreciation of property and equipment to increase significantly as our planned manufacturing facilities are put in to use. During 2012, we received $6.7 million in government grants and loans in relation to our planned facility in Sarnia, Ontario, of which, $3.0 million was applied at year-end to reduce the cost of construction in progress. During the nine months ended September 30, 2013 we received a further $1.1 million of government grants and loans, of which $485,000 was applied to reduce the cost of construction in progress. This will result in reduced depreciation expense over the useful life of the asset.

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

During the second quarter of 2013, our board of directors approved the transition from an E. coli-based technology to our yeast-based technology to be used in the production process at our manufacturing facility in Sarnia, Ontario. FASB ASC 350 requires evaluating the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The decision to remove the E. coli-based technology as the core technology from our production process required us to assess for potential impairment by conducting a recoverability test of this IP portfolio and determining whether the carrying value of the IP is less than or equal to the fair value of the IP. The test comprised determining the fair value by discounting future cash flows from the future expected sales of succinic acid manufactured using the E. coli-based technology. The tests indicated that the fair market value was nominal. As a consequence, we recognized an impairment loss on the intangible assets related to the E. coli-based technology, comprised of patents and IPR&D acquired as part of the spin-off transaction and the acquisition of Bioamber S.A.S. in the amount of $7.8 million during the second quarter of 2013.

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

Foreign Exchange (Gain) Loss

We expect to conduct operations throughout the world. Our financial position and results of operations will be affected by economic conditions in countries where we plan to operate and by changing foreign currency exchange rates. We are exposed to changes in exchange rates in Europe and Canada. The Euro and the Canadian dollar are our most significant foreign currency exchange risks. A strengthening of the Euro and the Canadian dollar against the U.S. dollar may increase our revenues and expenses since they are expressed in U.S. dollars. As we move our production to our planned facility in Sarnia, Ontario, we expect our foreign currency risk to continue as our uses of cash will be denominated in Canadian dollars while our sources of cash will be primarily in U.S. dollars and in Euros. We will monitor foreign currency exposures and will look to mitigate exposures through normal business operations such as manufacturing and selling in the same currencies where practical. We may use forward contracts or currency swaps to mitigate any remaining exposures.

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

Changes in the fair value of the warrants are reflected in the consolidated statement of operations as financial charges (income), net. The change in fair value of common stock warrants liability resulted in a decrease in the associated warrant liability of $9.7 million for the nine months ended September 30, 2013 and an increase of $2.0 million for the three months ended September 30, 2013. This change was due to changes in the market price of our warrants.

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

Income Taxes

We are subject to income taxes in France, Luxembourg, the United States, Canada and China. As a development stage company, we have incurred significant losses and have not generated taxable income in these jurisdictions. In the future, we expect to become subject to taxation based on the statutory rates in effect in the countries we operate and our effective tax rate could fluctuate accordingly. We have incurred net losses since our inception and have not recorded any federal, state or foreign current income tax provisions other than for unrecognized tax benefits in the years ended December 31, 2011 and 2012, and a recovery of income taxes in the 258 day period ended September 30, 2009. We have a full valuation allowance against our net deferred tax assets. Additionally, under the U.S. Internal Revenue Code, our net operating loss carryforwards and tax credits may be limited if a cumulative change in ownership of more than 50% is deemed to have occurred within a three year period. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous issuances of shares of common stock and warrants.

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

During the nine months ended September 30, 2013, we recognized $15,442 or our 50% share of losses incurred by AmberWorks LLC, a joint venture formed on February 15, 2012.

Comparison of Three Months Ended September 30, 2012 and Three Months Ended September 30, 2013

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three months ended September 30, 2012	Three months ended September 30, 2013	$ Increase (decrease)
	(in thousands)
Revenues
Product sales	473	866	393

Total revenues	473	866	393
Cost of goods sold	584	655	71

Gross (loss) profit	(111)	211	322
Operating expenses
General and administrative	4,713	2,296	(2,417)
Research and development, net	4,791	2,760	(2,031)
Sales and marketing	1,237	1,074	(163)
Depreciation of property and equipment and amortization of intangible assets	524	40	(484)
Foreign exchange (gain) loss	182	(111)	(293)

Operating expenses	11,447	6,059	(5,388)

Operating loss	11,558	5,848	(5,710)
Amortization of deferred financing costs and debt discounts	10	191	181
Financial charges (income), net	—	2,906	2,906
Income tax provision	—	22	22
Equity participation in losses of equity method investments	85	—	(85)

Net loss	11,653	8,967	(2,686)

Net loss attributable to:
BioAmber Inc. shareholders	11,581	8,834	(2,747)
Non-controlling interest	72	133	61

	11,653	8,967	(2,686)

Product sales

Product sales increased from $473,000 for the three months ended September 30, 2012 to $866,000 for the three months ended September 30, 2013 due to an increase in the volume sold, which was partially offset by a decrease in the average selling price.

Supply contracts generated $352,000 and $538,000 for the three months ended September 30, 2012 and 2013, respectively. Non-contracted sales generated $121,000 and $328,000 of our product sales for the three months ended September 30, 2012 and 2013, respectively.

Cost of goods sold

Cost of goods sold increased from $584,000 for the three months ended September 30, 2012 to $655,000 for the three months ended September 30, 2013, primarily due to an increase in the volume sold and partially reduced by an increase in production volume that reduced the fixed cost per unit.

General and administrative expenses

General and administrative expenses decreased by $2.4 million to $2.3 million for the three months ended September 30, 2013, as compared to $4.7 million for the three months ended September 30, 2012. The decrease is primarily due to a $3.1 million decrease in financing cost associated with the write-off of the 2012 deferred IPO costs and a decrease of $312,000 in stock-based compensation expense due to stock options that vested upon completion of the IPO in the second quarter of 2013. This is partially offset by an increase of $482,000 in payroll and related expenses as a result of a higher headcount from the Sarnia project, and an increase of professional fees and insurance costs of $416,000 related to compliance and public company operations.

Research and development expenses, net

Research and development expenses, net, decreased by $2.0 million to $2.8 million for the three months ended September 30, 2013, as compared to $4.8 million for the three months ended September 30, 2012. This was driven primarily by the decrease in research expenses due to (i) the completion of projects, (ii) reduction of outsourced research and consulting fees as well as (iii) the reduction of expenses related to the development of our adipic acid platforms, which decreased by $1.2 million. The decrease is also due to $0.8 million lower stock option expense resulting from the vesting of certain stock options upon completion of the IPO in the second quarter of 2013.

Sales and marketing expenses

Sales and marketing expenses decreased by $163,000 to $1.1 million for the three months ended September 30, 2013, as compared to $1.2 million for the three months ended September 30, 2012, primarily due to a decrease in salaries and benefits resulting from a decrease in headcount in 2013 compared to 2012.

Depreciation of property and equipment and amortization of intangible assets

Depreciation of property and equipment and amortization of intangible assets expense decreased by $484,000 to $40,000 for the three months ended September 30, 2013, as compared to $524,000 for the three months ended September 30, 2012. This decrease is due to the write-off of intellectual property (patent rights and licenses, and in-process research and development) during the second quarter of 2013, based on E. coli-based technology.

Financial charges (income), net

Financial charges (income), net increased to $2.9 million loss for the three months ended September 30, 2013 as compared to nil for the three months ended September 30, 2012. This increase is due to the mark-to-market adjustment of the warrants that were part of the units issued in our IPO and the interest expenses on the HTGC loan.

Equity participation in losses of equity method investments

Equity participation in losses of equity method investments decreased by $85,000 to nil for the three months ended September 30, 2013, due to lower losses incurred by AmberWorks LLC, a joint venture that was formed on February 15, 2012.

Comparison of Nine Months Ended September 30, 2012 and Nine Months Ended September 30, 2013

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Nine months ended September 30, 2012	Nine months ended September 30, 2013	$ Increase (decrease)
	(in thousands)
Revenues
Product sales	1,460	2,226	766

Total revenues	1,460	2,226	766
Cost of goods sold	1,276	2,265	989

Gross (loss) profit	184	(39)	(223)
Operating expenses
General and administrative	9,730	6,927	(2,803)
Research and development, net	15,604	13,080	(2,524)
Sales and marketing	3,138	3,821	683
Depreciation of property and equipment and amortization of intangible assets	1,575	1,112	(463)
Impairment loss and write-off of property and equipment and intangible assets	—	8,619	8,619
Foreign exchange (gain) loss	80	(228)	(308)

Operating expenses	30,127	33,331	3,204

Operating loss	29,943	33,370	3,427
Amortization of deferred financing costs and debt discounts	33	378	345
Financial charges (income), net	—	(8,842)	(8,842)
Gain on debt extinguishment	—	(314)	(314)
Income tax provision	—	69	69
Equity participation in losses of equity method investments	218	15	(203)

Net loss	$30,194	$24,676	$(5,518)

Net loss attributable to:
BioAmber Inc. shareholders	$30,061	$24,259	$(5,802)
Non-controlling interest	133	417	284

	$30,194	$24,676	$(5,518)

Product sales

Product sales increased from $1,460,000 for the nine months ended September 30, 2012 to $2,226,000 for the nine months ended September 30, 2013 due to an increase in the volume sold, which was partially off-set by a reduction in the average selling price.

Supply contracts generated $1,252,000 and $1,633,000 for the nine months ended September 30, 2012 and 2013, respectively. Non-contracted sales generated $208,000 and $593,000 of our product sales for the nine months ended September 30, 2012 and 2013, respectively.

Cost of goods sold

Cost of goods sold increased from $1,276,000 for the nine months ended September 30, 2012 to $2,265,000 for the nine months ended September 30, 2013, mainly due to an increase in the volume of product sold.

General and administrative expenses

General and administrative expenses decreased by $2.8 million to $6.9 million for the nine months ended September 30, 2013, as compared to $9.7 million for the nine months ended September 30, 2012. The decrease is primarily due to a $3.1 million decrease in financing cost associated with the write-off of the 2012 deferred IPO costs and a $0.4 million decrease in payroll expenses as a result of lower headcount in 2013 compared to 2012. This is partially offset by an increase in professional fees and insurance costs of $544,000 related to compliance and public company operations.

Research and development expenses, net

Research and development expenses, net, decreased by $2.5 million to $13.1 million for the nine months ended September 30, 2013, as compared to $15.6 million for the nine months ended September 30, 2012. This was driven primarily by a net decrease of $2.1 million in research expenses due to (i) the completion of projects, (ii) reduction of outsourced research and consulting fees, and (iii) the reduction of expenses related to the adipic acid platforms, which was partially offset by increases in payroll costs resulted from hiring additional personnel to continue our in-house research and development efforts. The decrease is also due to $0.5 million lower stock option expense resulting from the vesting of certain stock options upon completion of the IPO in the second quarter of 2013.

Sales and marketing expenses

Sales and marketing expenses increased by $683,000 to $3.8 million for the nine months ended September 30, 2013, as compared to $3.1 million for the nine months ended September 30, 2012. The increase is primarily due to an increase in incentive remuneration, including stock-based compensation expense due to new stock options being granted as signing bonuses, vesting of certain stock options upon completion of the IPO, and new stock options granted during the second quarter of 2013, some of which vested immediately.

Depreciation of property and equipment and amortization of intangible assets

Depreciation of property and equipment and amortization of intangible assets decreased by $463,000 to $1.1 million for the nine months ended September 30, 2013, as compared to $1.6 million for the nine months ended September 30, 2012. This decrease is due to the write-off of intellectual property (patent rights and licenses, and in-process research and development) during the second quarter of 2013, based on E. coli-based technology.

Impairment loss and write-off of property and equipment and intangible assets

Impairment loss and write-off of property and equipment and intangible assets expense increased by $8.6 million for the nine months ended September 30, 2013, as compared to nil for the nine months ended September 30, 2012. This increase is due to the impairment of intellectual property (patent rights and licenses, and in-process research and development), which was based on E. coli-based technology, and write-off of construction costs incurred in connection with the intended plant being built in Sarnia, resulting from the approval of our board of directors in the second quarter of 2013 to replace the E. coli-based technology in our production process with our yeast technology.

Financial charges (income), net

Financial charges (income), net comprised of a gain of $8.8 million for the nine months ended September 30, 2013 as compared to nil for the nine months ended September 30, 2012. This gain results from the mark-to-market adjustment of the warrants that were part of the units issued in our IPO, which was completed on May 9, 2013.

Gain on debt extinguishment

On March 20, 2013, we agreed with FEDDEV to amend the repayment of principal from the period October 2013 to October 2018, to the period October 2014 to October 2019. We recorded the impact of the amendment in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the amendment was recorded as a debt extinguishment and the issuance of new debt, with new terms. As a result, we recognized a gain on debt extinguishment of $314,305 in the first quarter of 2013.

Equity participation in losses of equity method investments

Equity participation in losses of equity method investments decreased by $203,000 to $15,000 for the nine months ended September 30, 2013, as compared to $218,000 for the nine months ended September 30, 2012. This decrease is due to lower losses incurred by AmberWorks LLC, a joint venture that was formed on February 15, 2012.

Liquidity and Capital Resources

From inception through September 30, 2013, we have funded our operations primarily through an aggregate of $160.8 million from issuance of equity securities (including net proceeds of $71.7 million obtained upon completion of our IPO on May 9, 2013) and exercised warrants and options, and $7.8 million from issuance of convertible notes. In addition, we received a loan with a face value of $494,000 and a $2.0 million advance on a grant in December 2011, and during the fourth quarter of 2012 we received a loan with a face value of $3.7 million and an additional advance on the grants of $3.0 million. On June 27, 2013, we closed on a three year term loan with HTGC and received net proceeds of $24.2 million, which is described above in the section “—Recent Developments.” As of September 30, 2013, our cash on hand totaled approximately $95.6 million.

The expected cash needs for the construction of our planned facility in Sarnia, Ontario are $125.0 million, of which $45.5 million is expected to be funded by us through a portion of the net proceeds of the IPO, available cash, low-interest loans, governmental grants and the term loan with HTGC. The remainder will be funded from equity from our joint venture partner. We plan to begin commissioning and start-up of this facility towards the end of 2014. In addition, we will require funds of $26.0 million over the next 15 months to fund our research and development programs and for general corporate purposes.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of covenants provided in each of these agreements. None of these covenants have any financial ratio or debt ratio requirements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months ended September 30, 2012	Three Months ended September 30, 2013	Nine Months ended September 30, 2012	Nine Months ended September 30, 2013
	(in thousands)

Net cash (used in) operating activities	$(9,380)	$(5,342)	$(26,535)	$(21,579)

Net cash (used in)/provided by investing activities	(2,257)	(2,494)	(6,777)	(4,607)

Net cash provided by financing activities	2,525	68	11,822	96,965

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the three months ended September 30, 2012 of $9.4 million reflected our net loss of $11.7 million, which was adjusted for non-cash net charges of $2.6 million and a negative change in operating assets and liabilities of $0.4 million. Non-cash adjustments included depreciation and amortization of assets of $0.5 million and stock-based compensation of $2.0 million. The amount of operating assets and liabilities is a net outflow of $0.4 million due to a decrease in current liabilities and an increase in current assets.

Cash used in operating activities during the three months ended September 30, 2013 of $5.3 million reflected our net loss of $9.0 million, which was adjusted for non-cash net charges of $3.5 million and a positive change in operating assets and liabilities of $0.2 million. Non-cash expense adjustments included stock-based compensation of $1.0 million and financial charges of $2.0 million for the mark-to-market accounting for warrants that were part of the units issued in our IPO. The amount of operating assets and liabilities is a net inflow of $0.2 million due to a decrease in current assets which offsets a decrease in current liabilities.

Cash used in operating activities during the nine months ended September 30, 2012 of $26.5 million reflected our net loss of $30.2 million, which was adjusted for non-cash charges of $7.6 million and a negative change in operating assets and liabilities of $3.9 million. Non-cash adjustments included depreciation and amortization of assets of $1.6 million and stock-based compensation of $5.8 million. The amount of operating assets and liabilities is a net outflow of $3.9 million due to an increase in current assets which offsets an increase in current liabilities.

Cash used in operating activities during the nine months ended September 30, 2013 of $21.6 million reflected our net loss of $24.7 million, which was adjusted for non-cash net charges, of $5.8 million and a negative change in operating assets and liabilities of $2.7 million. Non-cash expense adjustments included depreciation and amortization of assets of $1.1 million, stock-based compensation of $5.5 million, and the impairment loss and write-off of property and equipment and of intangible assets of $8.6 million. Non-cash gain adjustments included the gain on the mark-to-market accounting for warrants that were part of the units issued in our IPO of $9.4 million and the gain on debt extinguishment of $0.3 million. The amount of operating assets and liabilities is a net outflow of $2.7 million due to an increase in current assets which offsets an increase in current liabilities.

Investing activities

Cash used in investing activities during the three months ended September 30, 2012 of $2.3 million included property and equipment purchases mostly related to the building of our planned facility in Sarnia, Ontario.

Cash used in investing activities during the three months ended September 30, 2013 of $2.5 million included property and equipment purchases primarily related to the building of our planned facility in Sarnia, Ontario.

Cash used in investing activities during the nine months ended September 30, 2012 of $6.8 million included $1 million for an equity method investment and $5.8 million of property and equipment purchases primarily related to the building of our planned facility in Sarnia, Ontario.

Cash used in investing activities during the nine months ended September 30, 2013 of $4.6 million represented property and equipment purchases related to the building of our planned facility in Sarnia, Ontario.

Financing activities

Cash used by financing activities during the three months ended September 30, 2012 of $2.5 million represents IPO costs that were deferred.

Cash provided by financing activities during the three months ended September 30, 2013 of $68,000 represents mainly deferred financing costs.

Cash provided by financing activities during the nine months ended September 30, 2012 of $11.8 million represents proceeds from the issuance of shares of common stock through a private placement, net of $1.8 million of deferred IPO costs.

Cash provided by financing activities during the nine months ended September 30, 2013 of $97 million included $71.7 million net proceeds from the issuance of common shares from our IPO, $24.2 million in net proceeds from the three year term loan from HTGC, $1.1 million from loans and grants for the construction of our planned facility in Sarnia, Ontario and $140,000 of a cash consideration paid for the forfeiture of 70,000 shares by Sinoven’s selling shareholders.

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

As required by FASB ASC 805, acquired IPR&D through business combinations is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Therefore, such assets are not amortized but are tested for impairment at least annually. Once the research and development activities are completed, the assets will be amortized over the related product’s useful life. If the project is abandoned, the assets will be written off if they have no alternative future use.

We review our portfolio of patents and acquired in-process research and development taking into consideration events or circumstances that may affect its recoverable value.

During the second quarter of 2013, our board of directors approved the transition from an E. coli-based technology to our yeast-based based technology to be used in the production process at our manufacturing facility in Sarnia, Ontario planned to be mechanically complete in December 2014. FASB ASC 350 requires evaluating the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The decision to remove the E. coli as the core technology from our production process required us to assess for potential impairment by conducting a recoverability test of this IP portfolio and determining whether the carrying value of the IP is less than or equal to the fair value of the IP. The test comprised determining the fair value by discounting future cash flows from the future expected sales of succinic acid manufactured using the E.coli-based technology. The tests indicated that the fair market value was nominal. The non-recurring fair value measure is a level 3 fair value measure. As a consequence, we recognized an impairment loss on the intangible assets related to the E.coli-based technology, comprised of patents and IPR&D acquired as part of the spin-off transaction and the acquisition of Bioamber S.A.S. in the amount of $7.8 million during the second quarter of 2013.

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

The fair value of options granted was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Nine Months ended September 30,		Twelve months ended December 31, 2012
	2013 (unaudited)	2012 (unaudited)

Risk-free interest rate	2.53%	1.88%	1.84%
Expected life	10 years	10 years	10 years
Volatility	72.31%	76.27%	77.34%
Expected dividend yield	0%	0%	0%
Forfeiture rate	0%	0%	0%

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

Accordingly a liability of $16.1 million was recorded at the unit issuance date, with a corresponding charge against additional paid-in-capital. On June 10, 2013, the warrants began trading separately on the New York Stock Exchange under the symbol BIOA.WS and the units were suspended. On September 30, 2013, the closing value of the warrants on the New York Stock Exchange was $0.80 per warrant. As a result we revalued the liability on the balance sheet resulting in a financial income of $9.7 million for the nine months ended September 30, 2013 and a financial charge of $2.0 million for the three months ended September 30, 2013.

During the three months ended September 30, 2013, 9,170 warrants were exercised at an exercise price of $1.43 per share, and an additional 5,670 warrants were exercised at an exercise price of $1.07 per share.

As at September 30, 2013, we had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
469,280	$1.07	February 2014 - September 2019
610,890	$1.43	February 2019
268,100	$5.74	October 2014 - June 2019
94,745	$10.55	April 2021
4,000,000	$11.00	May 2017

5,443,015

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $95.6 million at September 30, 2013. These amounts were deposited in current and interest bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose constructing our planned facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes.

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

Once we complete our planned facility in Sarnia, Ontario, we expect our foreign currency risk to increase as our sources of cash will be primarily in U.S. dollars and in Euros, while our uses of cash will be primarily in Canadian dollars. We will monitor foreign currency exposures and will look to mitigate exposures through normal business operations such as manufacturing and selling in the same currencies where practical.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q and for the quarter ended March 31, 2013 with the Securities and Exchange Commission (SEC) on May 15, 2013, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2.	Use of Proceeds

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

The Securities and Exchange Commission recently provided guidance to issuers such as BioAmber regarding the use of social media to disclose material non-public information. In this regard, investors and others should note that we announce material financial information using our company website (www.bio-amber.com), our investor relations website (investor.bio-amber.com), SEC filings, press releases, public conference calls and webcasts. Information about BioAmber, its business, and its results of operations may also be announced by posts on the following social media channels:

•	BioAmber’s Twitter feed (www.twitter.com/BioAmber)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in BioAmber to review the information that we post on these social media channels. These channels may be updated from time to time on BioAmber’s investor relations website.

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

November 13, 2013

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew Ashworth
Andrew Ashworth
Chief Financial Officer
(Principal Financial Officer)