Form 10-K
period 2013-12-31
BioAmber Inc.
filed 2014-03-28
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35905

BioAmber Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1579162
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
1250 Rene Levesque West, Suite 4110 Montreal, Quebec, Canada H3B 4W8	H3B 4W8
(Address of principal executive offices)	(Zip Code)

(514) 844-8000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities Registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on June 28, 2013, was $6.80. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 28, 2014, there were 18,561,869 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	the expected funding sources of our planned Sarnia, Ontario plant and our other planned manufacturing facilities and the expected timing of the completion of construction and the start of commercial operations at each of these facilities;

•	our joint venture with Mitsui & Co. Ltd., or Mitsui;

•	our take-or-pay agreement with Vinmar International Ltd., or Vinmar, related to bio-based 1, 4 BDO;

•	the expected applications of our products and the sizes of addressable markets;

•	our ability to gain market acceptance for bio-succinic acid, its derivatives and other building block chemicals;

•	the benefits of our transition from our E. coli bacteria to our yeast;

•	our ability to commence commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;

•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;

•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives and other building block chemicals;

•	customer qualification, approval and acceptance of our products;

•	our ability to maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;

•	our ability to economically obtain feedstock and other inputs;

•	the achievement of advances in our technology platform;

•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others’ rights;

•	government regulatory and industry certification approvals for our facilities and products; and

•	government policymaking and incentives relating to bio-chemicals.

PART I

Item 1.	Business

Overview

We are an industrial biotechnology company producing sustainable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into sustainable chemicals that are cost-competitive replacements for petroleum-derived chemicals, which are used in a wide variety of everyday products including plastics, resins, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We intend to produce bio-succinic acid that is cost-competitive with succinic acid produced from petroleum at our planned facility in Sarnia, Ontario. We currently produce our bio-succinic acid in a large-scale demonstration facility using a 350,000 liter fermenter in Pomacle, France, which we believe to be among the largest bio-based chemical fermenters in the world. We have produced approximately 2.35 million pounds, or 1,065 metric tons, of bio-succinic acid at this facility as of December 31, 2013.

Succinic acid can be used to manufacture a wide variety of products used every day, including plastics, food additives and personal care products, and can also be used as a building block for a number of derivative chemicals. Today, petroleum-derived succinic acid is not used in many potential applications because of its relatively high production costs and selling price. We believe that our low-cost production capability and our development of next-generation bio-succinic derived products including 1,4 BDO, which is used to produce polyesters, plastics, spandex and other products, will provide us with access to a more than $10 billion market opportunity. Combining these opportunities with other building block chemicals we are developing, such as adipic acid which is used in the production of nylons, we believe that our total addressable market is in excess of $30 billion.

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimates of production costs at our planned facility in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. While we can provide no assurance that we will be able to secure corn at $6.50 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of glucose from corn and other inputs for our planned facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.68 per bushel to a high of $8.44 per bushel. As of March 13, 2014, the spot price was $4.63 per bushel and the six month forward price was $4.46 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.024 per pound change in our variable cost of our bio-succinic acid. We expect the productivity of our yeast organism and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs.

We are working to rapidly expand our accessible markets and product portfolio. We have entered into strategic relationships with several leading companies, such as our multi-year agreement with Mitsubishi Chemical for bio-succinic acid. We have also entered into agreements with LANXESS Inc., or LANXESS, Faurecia S.A., or Faurecia, NatureWorks LLC, or NatureWorks, and others for the development of derivatives of bio-succinic acid.

We have also entered into technology partnerships to lower our production costs, expand our product portfolio and enhance our biochemical production platform. For example, we entered into a technology partnership with Cargill through which we exclusively license a proprietary yeast organism for use in our fermentation process to produce our products. We refer to the yeast organism that we have licensed from Cargill as “our yeast.” We have also established other technology licenses and collaborations, including with DuPont, Evonik and Celexion.

Our business strategy is to leverage the value of our technology by building and operating production facilities around the world. However, depending on our access to capital and third-party demand for our technology, we may also enter into technology licenses on an opportunistic basis.

In order to support our growth strategy, we have begun to rapidly expand our manufacturing capacity. We have entered into a joint venture agreement with Mitsui & Co. Ltd. for our planned facility in Sarnia, Ontario, which has an initial projected capacity of 30,000 metric tons of bio-succinic acid and could subsequently be expanded to produce another 20,000 metric tons of bio-succinic acid. A portion of our aggregate capacity could be further converted to produce bio-based 1,4 BDO. As an example, we estimate that approximately 30,000 metric tons of bio-succinic acid production could be converted into approximately 22,000 metric tons of bio-based 1,4 BDO production. We have commenced construction of this facility and the initial phase is expected to be mechanically complete in late 2014 or early 2015, at which time we plan to begin commissioning and start-up. We expect this facility will be fully funded through equity contributions by both us, with a portion of the net proceeds of our initial public offering, and Mitsui, as well as a combination of government grants, interest-free loans and interest-bearing loans. We expect to terminate production of our products at the large-scale demonstration facility in Pomacle, France at the end of 2014. Our joint venture with Mitsui also contemplates the potential construction and operation of an additional facility, which we expect to occur over the next three to five years.

On January 22, 2014, we entered into a 15 year take-or- pay contract for bio-based 1,4-Butanediol (BDO) with Vinmar International Ltd., a privately held marketing, distribution, and project developed company headquartered in Houston, Texas. Under the terms of the master off-take agreement, Vinmar has committed to purchase 100% of the bio-based 1, 4 BDO produced in a 100,000 metric ton per year capacity plant that we plan to build in North America and commission in 2017. Vinmar also plans to invest in the facility alongside us. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement.

We are committed to managing our economic, social, environmental and ethical performance through continued sustainable business practices. We have completed a life cycle analysis for our planned facility in Sarnia that indicates that no carbon dioxide equivalent (or greenhouse gases) will be emitted per kilogram of our bio-succinic acid produced, making our process carbon neutral. This is significantly less carbon intensive than the current petrochemical process for making succinic acid, in which 7.1 kilograms of carbon dioxide equivalent are emitted per kilogram of succinic acid produced. This represents a 100% reduction in greenhouse gases for our bio-succinic acid process, relative to the current petrochemical process for making succinic acid. The life cycle analysis also indicates that our planned facility in Sarnia will consume 60% less energy than the current petrochemical process.

We were incorporated in the State of Delaware in October 2008 as DNP Green Technology, Inc. and were established as the result of the spin-off of certain assets from Diversified Natural Products, Inc. In September 2010, we acquired the 50% interest in our joint venture Bioamber S.A.S. that we did not already own, after which, Bioamber S.A.S. became wholly owned by us. Concurrent with this acquisition, we changed our name from DNP Green Technology, Inc. to BioAmber Inc. and changed our fiscal year end from June 30 to December 31.

Our Industry

The global chemical industry is a $4.1 trillion market, based on total global chemical shipments in 2012, according to the American Chemistry Council. Chemicals are utilized in a broad range of end-use markets, including heavy industry, mining, construction, consumer goods, textiles and healthcare. While there is significant ongoing process innovation and technological development in the broader chemicals industry, producers are still heavily reliant on petroleum-derived feedstocks. The following table lists five of the key chemical classes from two carbon, or C2, to six carbon, or C6, that are primarily being produced from fossil fuels today along with examples of derivative compounds and end-use applications.

	C2 Ethylene	C3 Propylene	C4 n-Butane Butadiene	C5 and greater Benzene/Toluene/Xylene
Derivatives	• Ethylene glycol • Polyethylene • PVC • Vinyl	• Acrylic • Polypropylene	• Maleic anhydride • Succinic Acid • 1,4 BDO and THF	• Adipic acid • Caprolactam • Caprolactone • Cyclohexane • Hexamethylenediamine (HMDA) • Hexanediol

Applications	• Anti-freeze • Building materials • Foam packaging • Plastic bags • Plastic films	• Automotive components • Coatings • Packaging • Plastic parts • Textiles and fibers	• Adhesives • Elastomers • Footwear • Synthetic rubber • Tires	• Carpet fiber • Clothing • Nylon • Thread, ropes and netting

Reliance on Petrochemicals

While the global chemical industry provides many value-added products to industrial and consumer end-markets, it is facing an increasing number of challenges as a result of its significant reliance on petroleum as its primary feedstock for the following reasons:

•	A Finite, Non-Renewable Resource as its Primary Input. Chemical companies are heavily dependent on oil, a finite, non-renewable resource that is in growing demand, particularly from developing economies such as India and China. While worldwide demand is growing, recent supply growth has been limited. As petroleum companies access increasingly remote reserves, the cost of replacing reserves is also increasing. Given the supply and demand pressures on such a critical input, the purchasers of chemical have shown growing interest in finding cost-effective, renewable alternatives.

•	Hydrocarbon Feedstock Price Volatility. Crude oil prices have experienced significant price volatility over time. For example, during the last five years, the market price per barrel of West Texas Intermediate crude oil ranged from a low of $30.81 to a high of $145.66 and was $98.20 on March 13, 2014. As a result, we believe chemical companies are looking for more stable solutions.

•	Potential for Margins Pressure at Existing Petrochemical Facilities. Given the price volatility around crude oil, chemical companies are increasingly concerned about rapid raw material price increases driven by supply shortages in basic petrochemical inputs that could negatively impact their profit margins. Due to the nature of contracts with their customers, chemical companies often cannot pass-through rising raw materials costs to their customers quickly.

•	Reduced Supply of C4 Chemicals. In the past five years, there has been a 25% reduction in the supply of C4 chemicals due to the emergence of relatively inexpensive natural gas in certain geographies including shale gas in North America. In these geographies there has been a shift away from naphtha cracking to natural gas liquid cracking as a means of producing ethylene. As such, there is significantly less crude C4 fraction produced, which is a principal source of supply for C4 chemicals. Consequently, the shift to natural gas cracking has led to a drop in the supply of crude C4, a primary feedstock for C4 chemicals. This has led to increased volatility in the prices of C4 derived chemicals, including butadiene, maleic anhydride and 1,4 BDO. According to Tecnon Orbichem data, the United States and European Union regional market prices of 1,4 BDO increased by 222% and 173%, respectively, between 2004 and 2014, and the United States and European Union regional market prices of maleic anhydride (which is the precursor to petrochemical succinic acid) increased by 187% and 177%, respectively, between 2004 and 2014.

•	Increasing Governmental Regulation. Increasing government regulation and climate change initiatives are driving up the cost of using high carbon emitting processes, such as chemical production via petrochemicals. The third phase of the European Union’s Emission Trading System when implemented is expected to more broadly cover petrochemical production activities, potentially increasing costs at European petrochemical plants by 5 to 10%. In addition to regulation of carbon emitting processes, the use of petrochemicals in certain products, such as plasticizers containing phthalates, are subject to increasing regulatory pressure.

•	Customer Demand for Renewable and Sustainable Products. Consumers are increasingly choosing renewable alternatives to products when available. As consumers become more aware of the environmental footprint of petroleum-derived products, they may shy away from less sustainable products in favor of readily available, non-petrochemical based alternatives, especially if these products are priced competitively. We believe that there is demand among certain players in the chemical industry for sustainable alternatives in order to differentiate themselves from their competitors.

Biochemical Alternatives

We believe there is significant and growing demand for a low-cost and sustainable alternative to using petroleum for chemical production. Multiple biochemical processes have been developed to address this demand, primarily using microorganisms that can convert sugars derived from renewable feedstocks into various chemical building blocks including:

•	Bio-succinic acid: A biologically produced, chemically identical replacement for petroleum-derived succinic acid that can be utilized to produce derivative products such as bio-based 1,4 BDO, and can substitute petrochemicals such as maleic anhydride, phthalic acid, acetic acid and adipic acid in a number of applications. Target end-uses for bio-succinic acid include plasticizers, polyurethanes, personal care products, resins and coatings, de-icing solutions, lubricants and food additives.

•	Bio-adipic acid: A biologically produced, chemically identical replacement for adipic acid. Target end-uses for bio-adipic acid include nylon fibers, resins, plasticizers, solvents and adhesives.

Bio-succinic acid and bio-adipic acid are often referred to as “building block” chemicals because they can be converted into intermediate chemicals that are then used in the production of a wide array of consumer end-products. Bio-succinic acid is produced from renewable sugars in a carbon dioxide-sequestering process, which results in higher theoretical yields than other bio-based chemicals, as shown in the table below.

Chemical	Theoretical Yield	Kg Sugar Needed to Produce a Kg of Product
Bio-succinic acid	112%	0.9
Lactic acid	100%	1.0
Bio-based 1,4 BDO via succinic acid	85%	1.2
1,3 Propanediol	63%	1.6
Adipic acid	58%	1.7
1,4 BDO via direct fermentation	54%	1.9
Ethanol	51%	2.0
Iso-Butanol	41%	2.4
Farnesene	29%	3.5

Bio-adipic acid is also produced from renewable sugars in a process that does not consume carbon dioxide, but is free of nitrous oxide emissions, which are a significant drawback of the petrochemical process. We produce bio-based succinic acid and we intend to produce bio-based 1,4 BDO via succinic acid and are also developing a bio-based route to adipic acid.

Despite their inherent benefits, there has not been a critical mass of bio-based chemical manufacturing facilities operating at sufficient scale to prove out the cost and quality necessary to compete with their petrochemical equivalents. We believe that if manufacturers of bio-based chemicals can produce at reduced costs compared to their petrochemical equivalents, the market for the bio-based chemicals could be significantly larger than it is today. The high cost of producing succinic acid from petroleum feedstock has limited its use. We believe there is a significant opportunity for bio-based chemical manufacturers who can reliably deliver product at scale, with the required specifications of potential customers and at a competitive cost.

Our Strengths

Our business benefits from a number of competitive strengths, including:

Proprietary Technology Platform that Addresses a Large Market Opportunity

Our proprietary technology platform integrates industrial biotechnology, and chemical catalysis to produce bio-based chemicals as cost-competitive, chemically identical replacements for petroleum-derived equivalents. We own or have exclusive rights to specific microorganisms, chemical catalysis technology and a scalable and flexible purification process that, when combined and optimized, convert renewable feedstocks into platform chemicals. We believe the strength of our platform, our intellectual property portfolio and our licensing agreements with Cargill, Celexion and DuPont will allow us to extend our chemical production beyond our current product, bio-succinic acid, to large markets including bio-based 1,4 BDO and bio-based adipic acid. We believe our bio-based chemicals can serve as “drop-in” replacements for existing petroleum-based chemicals in these markets. Together, these chemicals address what we believe to be an approximately $30 billion market opportunity.

Selling Commercial Product Today

We believe we were the first company selling bio-succinic acid in commercial quantities. Our customers utilize our product as a cost-competitive, sustainable alternative to the petroleum-based specialty chemicals they currently use in polymers, food additives and flavorings, bath salts, polyurethanes, pharmaceutical and other applications. Our ability to supply large scale quantities of bio-succinic acid allows our customers to develop new applications and initiate commercialization of their products.

Cost-Competitive Economics at Large Scale

Our experience operating the large-scale demonstration facility in Pomacle, France for over four years has helped us refine our process and make bio-succinic acid cost-competitively without subsidies. We expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimate of input prices in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. Through extensive research and development efforts relating to our bio-succinic acid production process, including pilot plant phase, process efficiency enhancements and scaling up our process to our current scale, we have been able to thoroughly address the operational complexities in our process. We believe that our experience operating at this scale in France has provided us with the know-how to efficiently design, build and operate our planned Sarnia facility.

Limited Exposure to the Availability and Price of Sugar

Our process requires less sugar than other renewable products. We require approximately 50% less sugar to produce a pound of bio-succinic acid than is needed to produce a pound of ethanol (0.15 gallons), and even less sugar than is needed to produce a pound of several other bio-based chemicals. This makes our process less vulnerable to price increases in sugar, relative to other bio-based processes. This efficient use of sugar translates into reduced consumption. To produce $1 billion worth of bio-succinic acid and $1 billion worth of bio-based

1,4 BDO at current prices, we would require approximately 1.2 million metric tons of sugar. Even if the entire $2 billion worth of bio-succinic acid and bio-based 1,4 BDO were produced in North America, it would require only 6.0% of the sugar produced in existing corn wet mills. Given this modest demand and our ability to source sugar from a variety of sources, rapid growth in our production capacity would not likely have a material impact on the sugar markets from which we plan to source.

Established, Diverse Customer Base

Our leadership in bio-succinic acid technology, our product quality and the economics of our process are validated by the contracts we have signed with customers in a variety of end-markets. We have entered into supply agreements for the sale of approximately 145,000 metric tons of bio-succinic acid and its derivatives over the next five years. These supply agreements typically obligate our customers, subject to certain conditions, to purchase 75% to 100% of their succinic acid needs from us, contingent on our ability to meet their price and other requirements. There are no penalties in the event these customers do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes indicated in the agreements.

Global Manufacturing Expansion Plan

We have signed a joint venture agreement with Mitsui to build a planned facility in Sarnia, Ontario, that is expected to initially produce bio-succinic acid and subsequently produce 1,4 BDO. We commenced construction of this facility in 2013 and expect the facility to be mechanically complete in late 2014 or early 2015. This facility has been designed to have an initial capacity of 30,000 metric tons of bio-succinic acid and could subsequently be expanded to produce another 20,000 metric tons of bio-succinic acid. A portion of our aggregate capacity could be further converted to produce bio-based 1,4 BDO. As an example, we estimate that approximately 30,000 metric tons of bio-succinic acid production could be converted into approximately 22,000 metric tons of bio-based 1,4 BDO production. We expect this facility will be fully funded through equity contributions by both us, with a portion of the net proceeds of our initial public offering, and Mitsui, as well as a combination of government grants, interest-free loans and interest-bearing loans.

Experienced Management Team with Strong Track Record

Our management team consists of experienced professionals, possessing on average over 25 years of relevant experience in scaling up, manufacturing and commercializing chemicals, gained at both large companies and entrepreneurial start-ups. Members of our senior management team have worked at companies including Abengoa, Cargill, DuPont, Dow Corning Corporation, Royal DSM N.V., Suncor, Sanofi, Tate & Lyle and the Genencor division of Danisco A/S.

Our Strategy

Our goal is to be the leading provider of renewable chemicals by replacing petroleum-based chemicals with our bio-based alternatives which we believe could revolutionize the global chemical industry.

Rapidly Expand Our Global Manufacturing Capacity

We currently operate a large-scale demonstration facility in Pomacle, France, and are building our first commercial facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be mechanically complete in late 2014 or early 2015, at which time we plan to begin commissioning and start-up. We plan to construct additional large-scale bio-based succinic acid facilities in multiple geographic regions employing a standardized design that facilitates expedient and capital-efficient growth. We expect to benefit from incremental cost reductions and further technological and engineering improvements at each additional facility. To further streamline production and reduce costs, we plan to integrate production and locate these facilities in proximity to required infrastructure and feedstock. We intend to retain operational control and a majority interest in these facilities and collaborate with third parties to obtain capital, construct the facilities, secure feedstock, sell future output and assist with manufacturing and market access.

Target the Large and Established 1,4 BDO Market

We intend to leverage our ability to produce high quality bio-succinic at low cost, as well as high value-added derivatives of bio-succinic, such as bio-based 1,4 BDO, which is used in the production of polyesters, plastics, spandex and other products. We have licensed technology from DuPont, which we believe will enable us to produce bio-based 1,4 BDO at a lower cost than alternative processes with equivalent purity. In January 2014 we announced our intention to build a 100,000 ton per year capacity bio-based 1,4-BDO plant in North America, which we plan to commission in 2017. We have entered into a 15 year take-or-pay contract with Vinmar International Ltd. in which they will guarantee 100% off-take of bio-based 1,4 BDO from the 100,000 ton per year facility. We expect to benefit from Vinmar’s global logistics expertise and its experience selling large volumes of BDO and executing large chemical facility projects. We expect that Vinmar will invest alongside us in the planned North American facility, and Mitsui may also participate as a minority equity partner in the plant.

Develop Next-Generation Succinic-Derived Products

We intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target high value-added products such as bioplastics and plasticizers that can be made with succinic acid. To further this strategy, we:

•	licensed technology from DuPont to convert bio-succinic acid to bio-based 1,4 BDO, THF and GBL, and partnered with Evonik to optimize and scale up the DuPont catalysts;

•	entered into a joint development agreement with Lanxess related to the development and commercialization of bio-based succinate esters as phthalate-free plasticizers;

•	entered into an exclusive supply arrangement with Mitsubishi Chemical for PBS;

•	entered into a joint venture with NatureWorks to commercialize new bio-based polymers based on blends of PBS and PLA;

•	developed and are jointly marketing silicone replacements for personal care with Inolex.

•	signed a 15 year take-or-pay agreement with Vinmar for 100% of the output of a 100,000 ton per year biobased 1,4-BDO plant that we plan to commission in 2017

Continue to Reduce the Cost of Our Products

Our goal is to be the low-cost producer of the bio-based chemicals we manufacture. Our bio-succinic acid production process has high yields and benefits from our proprietary, low-cost purification. We believe that at our manufacturing facility under construction in Sarnia, Ontario, we will produce bio-succinic acid at a significantly reduced cost compared to the cost of other bio-based succinic acid processes and petroleum-derived succinic acid, according to our estimates of what the costs of the inputs will be at our facility in Sarnia. We have reduced our production costs by increasing the scale of our manufacturing process to realize economies of scale and by transitioning from our first generation E. coli bacteria to our second generation yeast organism licensed from Cargill.

Expand Product Platform to Additional Building Block Chemicals

We intend to expand our product portfolio to C6 building block chemicals including adipic acid, hexamethylene diamine (HMDA) and caprolactam. These products are used in the production of carpeting, rugs, textile laminations, garment linings, adhesives for shoe soles and resins used in the paper products industry. We expect to use our flexible technology platform to expand our product base, starting with bio-adipic acid, by leveraging our extensive experience developing, producing and marketing bio-succinic acid. We believe our technology platform, including an exclusive license to a biochemical pathway discovered by Celexion, an exclusive license to use Cargill’s proprietary yeast and our innovative purification process will provide us with a competitive advantage.

Our Products

Our bio-based specialty chemicals can be used in multiple end-markets and applications and can serve as key building blocks for a wide variety of products used every day. The table below sets forth, for both C4 and C6 chemicals, the development stage of each of the products we currently sell or are in our pipeline and typical applications for these products. The dollar amounts set forth in the table represent management’s estimates of the addressable market size for each of these products, which together represent a total addressable market in excess of $30 billion. Management’s estimates of the addressable market sizes are based on industry reports from the last five years, pricing information in the industry reports and from ICIS pricing, publicly available information, and management’s estimates of what portion of the total market size may be addressable through bio-succinic acid.

Market Opportunity

	C4 Platform			C6 Platform
	Commercial	Pre-Commercialization(1)		In Development(2)
	Bio-Succinic Acid	1,4 BDO / THF / GBL	Polyesters made with Succinic Acid, including PBS and blends	Adipic Acid	Caprolactam	HMDA
Applications	• Plasticizers • Polyurethanes • Personal care products • Resins and coatings • De-icing and coolant solutions • Fine chemicals • Lubricants • Food additives	• Elastomers • Engineering plastics • Shoe soles • Spandex • Solvents	• Automotive interiors • Fibers and non-wovens • Food packaging • Plastic bags • Plastic cups • Organic composite boards	• Carpets • Engineering plastics • Textiles and fibers	• Carpets • Films • Textiles and fibers	• Carpets • Engineering plastics • Polyurethanes • Textiles and fibers

	$4.0 billion	$4.3 billion	$2.0 billion	$4.9 billion	$10.7 billion	$4.7 billion

(1)	“Pre-Commercialization” refers to products that have been produced at pilot scale and tested and for which the production process is in the process of being scaled up, with samples available for product testing and qualification.
(2)	“In Development” refers to products that have not yet been produced at the laboratory scale in adequate quantities to undergo testing. These are early stage research projects and no samples are expected to be available for at least two years.

Bio-Succinic Acid

We chose to develop bio-succinic acid as our first product because it is a platform chemical that can be used in a broad range of markets, from high value niche applications such as personal care products and food additives, to large volume applications such as plasticizers, polyurethanes, resins and coatings. Bio-succinic acid is also unique in terms of the limited quantity of sugar that is needed for its production. In 2004, the DOE published a report on “Top Value-Added Chemicals from Biomass,” identifying the top opportunities for the production of chemicals from biomass. The study prioritized twelve chemicals, from a group of over 300 possible building blocks that could be most effectively manufactured from sugars. Bio-succinic acid was recognized as one of the renewable building block chemicals with the greatest technical feasibility and commercial potential.

We have identified three main market opportunities for our bio-succinic acid platform:

•	First, we intend to replace petroleum-based succinic acid in applications where it is currently in use, such as food additives and fine chemicals, where the “natural” aspect of bio-based succinic acid adds value to these applications and drives greater market demand.

•	Second, we intend to expand into new applications for succinic acid, such as phthalate-free plasticizers, silicone replacements and bioplastics such as PBS, using application development and technical service to demonstrate performance advantages as well as health and environmental benefits of products made with bio-succinic acid compared to the petrochemicals currently being used for these applications.

•	Third, we intend to convert bio-succinic acid to bio-based 1,4 BDO, THF and gamma-butyrolactone, or GBL, which are large volume, existing markets accessible to our “drop-in” bio-based alternatives. These chemical intermediates are used to produce polyesters, plastics, spandex and other products. We are also exploring the opportunity to cost-effectively convert 1,4 BDO to butadiene.

Historically, the high cost of producing succinic acid from petroleum feedstock limited its use to a narrow range of applications such as pharmaceuticals and food ingredients. As a result, based on 2011 estimates, the market for petroleum-based succinic acid is only approximately 51,000 metric tons per year, representing a market size of approximately $350 million. However, market research firms and consultants predicted that manufacturing bio-succinic acid will make succinic acid economically feasible for use in greater volumes across a spectrum of new applications. A study published in May 2012 by Nexant projects that the global market for succinic acid will be 424,000 metric tons in 2016, representing a compounded annual growth rate in excess of 50% between 2010 and 2016. A study published in August 2012 by Roland Berger, a consulting firm, projects that the succinic acid market will grow at a compounded annual growth rate of between 25% and 30% through 2020, when the global market size is expected to be between 500,000 and 700,000 metric tons. We have entered into supply agreements for the sale of approximately 145,000 metric tons of bio-succinic acid and its derivatives over the next five years. These supply agreements obligate our customers to exclusively fulfill 75% to 100% of their needs for bio-succinic acid from us, contingent on our ability to meet their price and other requirements; however, there are no penalties in the event they do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes indicated in the agreements.

We are currently focused on the following applications for bio-succinic acid, listed in descending size of the addressable markets:

•	Plasticizers. Plasticizers are organic esters that are primarily used to render polyvinyl chloride, or PVC, more flexible. PVC is widely used in multiple end-markets because it is low cost, durable and versatile. Bio-succinic acid esters can serve as replacements for the major phthalate-based plasticizers, which account for over 80% of the worldwide plasticizer market. There is increasing demand for renewable, phthalate-free plasticizers, particularly in sensitive applications such as children’s toys and childcare articles. We entered into a joint development agreement with Lanxess, a global leader in phthalate-free plasticizers, to develop a portfolio of bio-succinic-based phthalate-free plasticizers that can exceed the performance of general purpose plasticizers at competitive prices. Lanxess has begun to market a range of succinic acid based plasticizers, under the Uniplex brand. These succinic acid based plasticizers have been tested by Solvin, a division of Solvay and one of the world’s leading producers of PVC, and they achieved positive results that collectively outperformed existing phthalate alternatives. While the global market for plasticizers exceeds $30 billion, we believe the addressable market for phthalate-free plasticizers is approximately $1.5 billion.

•	Polyurethanes. Succinic acid, and to a greater extent adipic acid, are currently used in polyester polyols, which are used to make polyurethanes. Polyurethanes are used in, among other things, soles for footwear, molded foams for automotive applications like car seats and arm rests, and non-foam applications such as coatings, adhesives and sealants. Bio-succinic acid can be used to replace adipic acid in this market and is currently the only renewable alternative to adipic acid for the production of polyurethanes. Suppliers of polyester polyols are actively looking for bio-based, cost-effective substitutes for adipic acid to improve the environmental profile and reduce the cost of their products. Some of the largest producers in Western Europe and North America have tested and validated our bio-succinic acid as a replacement for adipic acid in polyester polyols. Due to our first mover advantage, low cost of production and strong relationships with key customers, we believe we will be able to capture a significant portion of the market for bio-succinic acid in polyurethanes. We believe the addressable market for polyurethanes exceeds $1 billion.

•	Personal Care Products. Our initial focus in the personal care market has been the use of esters of bio-succinic acid as natural emollients and surfactants. Emollients are used in lotions, liquid soaps and cleansers to improve and moisturize skin, while surfactants are used in soaps, body washes and shampoos to allow easier spreading. We believe there is a significant opportunity for bio-based alternatives as consumers are increasingly demanding renewable products and ingredients in the personal care products they use including the replacement of silicone based ingredients in shampoos and other products. We believe the addressable market for succinic acid and succinate esters in the personal care industry is approximately $500 million.

•	Resins and Coatings. Bio-succinic acid can be used to replace adipic acid in polyester coating resins, powder coatings, unsaturated polyester resins, or UPR, and polyester polyols used in urethane surface coatings. Bio-succinic acid can also replace, or be used in conjunction with phthalic anhydride in UPR and alkyd resins. Bio-succinic acid offers performance equivalent to petroleum-based raw materials, as well as environmental advantages and cost-effectiveness. We believe the addressable market for resins and coatings exceeds $500 million.

•	Food Additives. Succinic acid is currently used for its multiple functions in food applications; as an acidulant, to increase the tartness or acidity of food, as a pH regulator for food ingredients, and as a flavoring agent. The unique ‘umami’ flavor of succinic acid gives a salty, soy-like taste to food and is used in the production of soy sauce, miso, sake and synthetic liquors in Asia. Outside of Asia, succinic acid is primarily used in the baking industry. Succinic acid can also be used to replace malic acid, which provides a bitter salty taste similar to succinic acid, and adipic acid that is used as a flavor in fruit drinks and as a gelling aid for gelatin desserts. Initially, we are targeting existing succinic acid applications, but we believe our bio-succinic acid will rapidly expand succinic acid’s portion of the overall flavors and food ingredients market as a natural alternative. We believe the addressable market for food additives is approximately $200 million.

•	Lubricants. Adipate esters are widely used in the lubricants market as base oils or as additives to form industrial lubricants and metal-working fluids. Bio-succinic acid is capable of replacing adipate esters and producing sustainable succinate esters that meet the demand for more environmentally friendly, non-toxic lubricants. We are working with third parties to assess our bio-succinate esters and accelerate market penetration. To date, our bio-succinate esters have performed well in product testing, showing improved flowability in cold temperatures and better prevention of oxidation, rust and corrosion. We believe the addressable market for lubricants exceeds $100 million.

•	Fine Chemicals. Succinic acid is used today in a variety of high value added applications including dyes, inks, and toners. Succinic acid is also used in pharmaceutical applications. Derivatives of succinic acid such as succinimides can provide multiple functions in pharma applications, such as a pH buffer, an antibacterial or chelating agent, a coatings/sizing agent, or as a stabilizer for other ingredients. We believe the addressable market for fine chemical applications exceeds $100 million.

•

De-icing Solutions. Chlorides are the most commonly used de-icer for roadways. Potassium salts are typical non-chloride de-icers used for roadways as well as airport runways and other surfaces. We have developed a patented bio-succinic acid-based de-icer formulation for use on airport runways. Our bio-based product is significantly less corrosive than potassium acetate and potassium formate. We are also developing bio-succinic acid based products as wetting agents for chlorides in the larger roadway market, which can reduce the corrosiveness of the chlorides applied. We believe the addressable market for de-icing solutions exceeds $100 million.

•	Other Markets. Other applications of bio-succinic acid that are currently being developed and tested by potential customers and partners include anti-freeze solutions, coolants solvents, water treatment chemicals, effervescence agents such as laundry tablets and bath salts, artificial leather products and foams made with recycled polyethylene terephthalate (PET).

Our Product Pipeline

Derivatives of Bio-Succinic Acid

Succinic acid can be used to produce 1,4 BDO, THF and GBL. Succinic acid is also a monomer used to produce certain polyesters, including PBS. We are actively targeting these derivatives of bio-succinic acid, which offer large existing drop-in markets to broaden our addressable market and maximize the value of our technology.

1,4 Butanediol (1,4 BDO)

The major uses of 1,4 BDO are in the production of THF and polybutylene terephthalate, or PBT. THF is used to produce spandex fibers and other performance polymers, resins, solvents and printing inks for plastics. PBT is an engineering-grade thermoplastic that combines excellent mechanical and electrical properties with robust chemical resistance. The automotive and electronics industries heavily rely on PBT to produce connectors, insulators, wheel covers, gearshift knobs and reinforcing beams. We believe there is also growing demand in the automotive industry to produce PBT and blends that are partially bio-based to enable automobile manufacturers to meet their sustainability goals. There is also growing demand in the apparel industry for renewable, bio-based spandex. In 2010, we licensed DuPont’s hydrogenation catalyst technology to make bio-based 1,4 BDO and bio-THF from our bio-succinic acid. We have been working with several third parties to validate the technology performance. We believe the addressable market for 1,4 BDO and THF exceeds $4.3 billion.

Gamma-Butyrolactone (GBL)

The hydrogenation catalyst technology we license from DuPont can also convert our bio-succinic acid into bio-based GBL. GBL is used to produce a number of value added specialty chemicals, including 2-pyrrolidone, N-methyl pyrrolidone and N-vinyl pyrrolidone. Pyrrolidones are generally produced from the reaction of GBL with amines. GBL and the pyrrolidones have wide use as solvents in applications from extraction solvents in petroleum processing to surface coatings. These materials are also intermediates used in the manufacture of pharmaceuticals, fine chemicals and agrochemicals. Poly-vinyl pyrrolidone, or PVP, polymers are used in pharmaceuticals, food, agrochemicals, cosmetics and personal care and detergent applications. We believe the addressable market for GBL is approximately $900 million and the pyrrolidones market is approximately $1 billion.

Succinic Acid Based Polyesters

Succinic acid can be reacted with different alcohols to produce polyesters. Polybutylene succinate, or PBS, is one such polyester. PBS is a biodegradable polymer made by reacting succinic acid with 1,4 BDO. The market for this biopolymer is currently limited by capacity and price, and the fact that it has traditionally been made with petroleum-derived succinic acid and 1,4 BDO. Applications range from single use in food service ware, including cutlery, cups and lids, agricultural mulching film and compostable bags. Our bio-succinic acid enables PBS to be lower cost and partially renewable, and upon commercialization, we expect our bio-based 1,4 BDO will enable PBS to be 100% bio-based. We believe that this will drive PBS market growth beyond current applications to include paper coating, food packaging, fibers and non-wovens, and durable applications including automotive interiors, consumer goods and household appliances. We are the exclusive supplier of bio-succinic acid to Mitsubishi Chemical, which they use to produce partially bio-based PBS.

PBS can be used in combination with other biopolymers such as PLA, PHA and poly(3-hydroxybutyrate-co-3-hydroxyvalerate), or PHBV, and with petrochemical polymers such as polypropylene, polystyrene and polycarbonate. These combinations, known as blends, combine the properties of the polymers that are being mixed and can lead to specific properties and performance that are being sought by customers. PBS composites are compounds in which PBS is filled with fibers (such as natural fibers, glass fibers or carbon fibers) or fillers (such as wood flour or starch). Blends and composites can alter properties such as stiffness, mechanical resistance and density, and lead to more cost-effective solutions. Potential applications include automotive interiors, non-wovens (such as disposal hygiene products), construction materials, consumer goods and appliances. We believe the potential addressable market for succinic acid based polyesters, including PBS, along with polyester and composites is approximately $2 billion.

C6 Building Block Chemicals

We expect to use our flexible technology platform, including our partnership with Celexion and our exclusive rights to the Cargill yeast, to expand our product base to C6 building block chemicals, starting with bio-adipic acid, by leveraging our extensive experience developing, producing and marketing bio-succinic acid. We also plan to produce bio-based caprolactam, bio-based hexamethylenediamine, bio-based hexanediol and bio-based caprolactone.

Adipic Acid

Adipic acid is primarily used in the production of Nylon 6,6 fibers, plastics and resins. Nylon fibers are used in carpeting and rugs, nylon plastics are used in molding and extrusion applications and nylon resins are used mainly for injection molding in automotive and electrical applications, as well as for hardware, appliance and machine parts. We believe the addressable market for adipic acid exceeds $4.9 billion.

Caprolactam

Caprolactam is an intermediate used in the production of Nylon 6, a major engineering plastic. Nylon 6 finds significant use in film and wire and cable insulation, as well as in automotive applications like intake manifolds, previously made with aluminum ingots, replaced by plastics such as Nylon 6 in order to reduce weight and obtain flexibility of design. We believe the addressable market for caprolactam is approximately $10.7 billion.

Hexamethylenediamine (HMDA)

Our C6 Platform also offers a proprietary route to bio-HMDA, which is an intermediate used to produce Nylon 6,6. Nylon 6,6 polymer is principally converted into fibers, with the remainder going into Nylon 6,6 plastics used in molding and extrusion applications, primarily in automotive applications such as exterior body components, under-the-hood components, and some mechanical components. Other Nylon 6,6 resin applications include electronics, film and extrusion coatings. A major use of Nylon fibers is in carpeting and rugs. We believe the addressable market for HMDA exceeds $4.7 billion.

Our Commercial Strategy and Partnerships

Existing Markets for Succinic Acid

For the past five years we have been sampling and qualifying our bio-succinic acid among existing purchasers of succinic acid. Our initial focus was to identify customers that valued natural, bio-based succinic acid, and to sign them to long-term supply agreements. The figure below illustrates the existing markets and applications we have targeted with this product. The use of succinic acid in these markets and applications is already well-established.

We sold bio-succinic acid to 37, 19 and 19 customers in 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, 64% our sales were to International Flavor and Fragrances, Inc, or IFF, and Brenntag AG, or Brenntag. During the year ended December 31, 2012, 63% of our sales were to IFF and Mitsubishi Chemical Corporation, or Mitsubishi Chemical.

Emerging Markets for Bio-Succinic Acid

Beyond the established markets for succinic acid, we have been working with third parties in a number of applications to expand the use of bio-succinic acid. These partnerships are currently immaterial to our financial results and many of these partnerships are in the early stages—in most cases pursuant to non-binding letters of intent—so we can provide no assurances as to the timing or amount of commercial sales that may result from these partnerships, if any. We have and intend to continue to utilize collaborations in an effort to secure development expertise, intellectual property, market access and commercialization capabilities, in an effort to establish barriers to entry for our competitors and accelerate market uptake of our bio-succinic acid. The figure below illustrates the emerging markets for bio-succinic acid that we have targeted. We believe our collaboration strategy for these markets provides us with a cost-effective approach to expanding our addressable markets while capitalizing on our first-mover advantage for bio-based alternatives.

Bio-Succinic Acid Based Esters

Phthalate-Free Plasticizers. Plasticizers are softeners that are primarily used in PVC and other plastics to make these materials more flexible. Most plasticizers are phthalate-based, and phthalates have been identified as a possible health risk. We have partnered with a leader in phthalate-free plasticizers and have jointly developed bio-succinic acid-based plasticizers that are both renewable and phthalate-free. We have developed a portfolio of succinic acid based plasticizers, which our partner is now sampling to the marketplace and actively promoting. We have also been working with a leading producer of PVC, which has tested our succinic acid based plasticizers and found them to collectively outperform existing phthalate alternatives.

Silicone Replacements. Silicone replacements are used across all segments of the personal care market, including skin care, hair care (shampoos), antiperspirants and deodorants, as well as color cosmetics. In the past, attempts by third parties to develop silicon replacements have generally resulted in the need to compromise performance. We have been collaborating with a specialty ingredients company and have jointly developed bio-succinic acid based esters that are effective silicone replacements without compromising performance. We are jointly marketing these natural silicone replacements with our partner, which has begun to commercialize a range of bio-based silicone replacements to the personal care industry.

Bio-Based Lubricants. We have been collaborating with a manufacturer of lubricant formulations to develop formulations containing bio-based succinate esters to be used as a substitute for conventional petroleum-based lubricants. Pursuant to this collaboration, we are developing a range of succinic acid based esters that are renewable and testing a range of esters for lubricant applications. The lubricant manufacturer is currently seeking to complete the development and testing of these formulations and we will jointly own the intellectual property rights related to the formulations and we expect to jointly commercialize successful formulations.

Bio-Succinic Acid Based Bioplastics

Bio-Based PBS/PLA Resins for Food Service Applications. We have partnered with a leading producer of polylactic acid (PLA), a biodegradable polyester. We have been jointly developing and bringing to market a new family of bio-based compounded PBS/PLA resins, which are initially designed for food service applications.

Bio-Based PBS for the Automotive Industry. We have been collaborating for several years with a leader in automotive interiors. The goal of the collaboration was to develop succinic acid based polyesters that could be combined with natural fibers and other proprietary ingredients into lightweight composites that could be used to make injected molded parts for automobile interiors. The automotive parts company intends to commercialize this technology and has established a partnership with Mitsubishi Chemical, whereby we will supply bio-succinic to Mitsubishi Chemical and the automotive parts company will source PBS from Mitsubishi Chemical for the subsequent manufacture of its proprietary composites.

Organic Composite Boards. We have been collaborating with a sustainable construction products designer and manufacturer to incorporate succinic acid polyesters into organic composite boards. These boards could replace medium density fiberboard, offering superior strength without formaldehyde. We have signed an exclusive supply agreement whereby we supply the composite board company with succinic acid based polyester, which we source from Mitsubishi Chemical.

Bio-Succinic Acid Based Salts

De-icers. We have been working with a company engaged in the development and marketing of chemical solutions, to develop an innovative bio-based airport runway de-icer, which we expect will be commercialized through our collaborator’s existing marketing channels. We have also entered into a collaborative arrangement with a company engaged in the development, production and sale of deicer formulations, to develop formulations based on our proprietary succinate salt compositions to be used as a bio-based, non-toxic and biodegradable deicers for roadway, consumer and windshield washer applications. We will supply the bio-succinic acid and jointly own with our partner the intellectual property rights related to the formulations. We intend to work together to commercialize successful formulations.

Heat Transfer Fluids. We are collaborating with a leading manufacturer and distributor of oenological products, to develop a formulation based on succinate salts to be used as a heat transfer fluid in the production of wines. Our collaborator is completing the development and testing of such formulation based on the succinate salts, and, if the development of the formulation is successful and our collaborator commercializes the formulation, we expect to enter into a supply agreement with our collaborator for a five year period governing the sales of bio-based succinic acid or the salts. We will also jointly own the intellectual property rights related to the further development made on these salts.

Other Succinic Acid Based Polyesters. In addition to our work on PBS, we have explored succinic acid in combination with other alcohols and monomers. We are evaluating the performance of these polymers in broad applications such as automotive, adhesives and packaging. These materials are complimentary to PBS and we believe the addressable market for all succinic acid based polyesters, blends and composites, is approximately $2 billion.

Existing Markets for Derivatives of Bio-Succinic Acid

In an effort to expand the addressable markets for our bio-succinic acid, we secured catalyst technology from DuPont in 2010 that allows us to convert our bio-succinic acid into “drop-in” 1,4 BDO, THF and GBL, which together represent existing chemical markets with annual sales in excess of $4.3 billion. We subsequently established an exclusive partnership with Evonik, a global leader in catalyst development, to optimize the

DuPont catalysts and further improve their performance and economics. Since then, we have established several relationships with the goal to commercialize value-added derivatives of 1,4 BDO, THF and GBL. The figure below illustrates value-added derivatives we have targeted.

Bio-Based 1,4 BDO

Spandex. We have established a collaboration with a global leader in the manufacture and distribution of spandex fibers, and our collaborator has tested our bio-based 1,4 BDO in the production of bio-spandex. We are currently assessing opportunities for joint production of bio-based 1,4 BDO, from which our collaborator would off-take a portion of the BDO produced for its bio-spandex needs.

Polyesters including PBT. We have been collaborating with several manufacturers of PBT, a heat resistant polymer used widely in automotive and electronic applications. We expect to sell our bio-based 1,4 BDO to these companies for the subsequent manufacture of bio-based polyesters.

Butadiene. Butadiene is used in the production of synthetic rubber and we estimate that the market for butadiene is approximately $14.5 billion. We are collaborating with a leading manufacturer of synthetic rubbers to explore a technology that could produce butadiene using our integrated technology platform (sugar to succinic acid to 1,4 BDO to butadiene). If the results of our feasibility study to confirm the economic and technical feasibility of this approach, we expect to enter into an agreement with this leader in synthetic rubber for the development and scale-up of an integrated butadiene technology.

N-Vinyl-Pyrrolidone (NVP)

NVP is used in the production of specialty polymers. We have established a collaboration with a specialty chemicals company to develop a new technology that would allow the production of a bio-based NVP from our bio-succinic acid. Our collaborator has identified a large addressable market for NVP in oil and gas drilling, using proprietary technology. The collaboration involves a three-phased development program with the goal of constructing a large-scale plant to produce NVP products using jointly developed NVP technology.

Diaminobutane (DAB)

1,4 Diaminobutane, or DAB, is an intermediate used in the production of Nylon 4,6 and other high performance polyamides. These materials have a higher crystallinity and temperature performance than Nylon 6,6 and can be injection molded and extruded into fibers, tubes, and hoses. They are used in components for computers, mobile phones and personal electronics as well as in electrical applications such as connectors, circuit breaker housings, micro-switches and electric motor parts. We are in discussion with several potential partners that are producers of high performance polyamides. We believe the addressable market for DAB is approximately $500 million.

Our Technology

Our proprietary technology platform combines commercial scale industrial biotechnology and chemical catalysis to convert renewable feedstocks into chemicals that are cost-competitive replacements for petroleum-derived chemicals. We are developing three distinct technologies:

•	the production of succinic acid through fermentation;

•	the conversion of succinic acid into 1,4 BDO, THF and GBL by catalyst assisted hydrogenation reaction; and

•	the production of adipic acid and other C6 chemical intermediates through fermentation and purification.

Succinic Acid Production

Our process is based on a fermentation of sugar using a proprietary yeast organism to produce bio-succinic acid. Following separation, purification, and polishing steps, bio-succinic acid, in its finished form, is a white crystal that physically resembles table salt. Two ways to produce bio-succinic acid through fermentation are using a bacteria, such as E. coli, or using yeast. Our process currently uses E. coli, however, we are in the process of transitioning to using our yeast. We have been using a proprietary E. coli bacteria that is under exclusive license from entities funded by the DOE. From 2005 to 2010, we scaled up our proprietary E. coli technology in a series of steps, from a 1,000 liter fermenter in 2005, moving to a 10,000 liter fermenter in 2007, and an 80,000 liter fermenter in 2008. Since 2010, we have been producing bio-succinic acid in a 350,000 liter fermenter.

One disadvantage of using bacteria like E. coli, is that bacteria produces succinic acid in a salt form as opposed to an acid form. This has two negative consequences: (1) it requires energy to acidify the succinic acid; and (2) it generally leads to additional processing steps, which in turn lead to higher capital and operating costs. Another disadvantage of bacteria relative to yeast, is the risk of contamination that can significantly reduce fermentation performance. E. coli is also limited in terms of fermenter size relative to yeast due to sensitivity to pH, agitation, process disruption and contamination.

Given the limitations of E. coli described above, in 2010 we signed a license with Cargill granting us exclusive rights to their yeast platform for the production of bio-succinic acid that could offer lower capital costs and lower operating costs. Cargill has a proprietary yeast host that is very robust and capable of thriving in harsh fermentation conditions, including high tolerance to organic acids such as succinic acid, good tolerance to low pH, physical robustness to heat, agitation and processing, high glycolytic rates and the ability to grow in a simple medium with inexpensive nutrients. Cargill has a patent portfolio to protect the yeast platform.

We worked with Cargill for over three years to develop our yeast and reached the final development milestone in the fall of 2013. Working with Cargill, we sequentially scaled up our yeast at the 20 liter, 600 liter, 2,000 liter and 180,000 liter scale, and we have seen the same performance (measured as succinic acid production over time) for our yeast at each successive size of fermenter. We have also validated the production process we plan to run in Sarnia, Ontario both at small-scale and at the large-scale demonstration facility in

Pomacle, France. We have seen that the succinic acid we produce with our yeast offers improved purity compared to succinic acid produced using our E. coli bacteria, with fewer impurities, including reduced levels of other organic acids.

The figure below summarizes the performance of a production strain of our E. coli bacteria, an earlier development strain of our yeast, and a production strain of our yeast that we are developing for use at our facility in Sarnia, Ontario. The figure also highlights the improved performance of yeast generally relative to E. coli bacteria.

The development strain of our yeast was engineered and tested at small scale in the fall of 2012, while the production strain of our yeast was engineered and tested at small scale in early 2013. Both strains were tested in the large scale demonstration facility in Pomacle, France in the first quarter of 2013. The dotted line in the graphic below indicates the succinic acid concentration that was originally targeted for the commercialization of our yeast.

In the fall of 2013 we announced that we had achieved the final milestone of our yeast joint development program with Cargill. Our yeast has met the performance targets that we had set out when we initially licensed the technology, and was ready for commercial use. The Sarnia plant under construction has been designed to operate with our yeast.

Our yeast produces succinic acid at a low pH, so that there is very little base added during the fermentation. This results in reduced energy consumption and a simplified purification process. Yeast also gives us the ability to use larger, less complex fermenters relative to E. coli, leading to significantly lower capital intensity. Our Sarnia plant has been designed to operate the yeast. We are continuing to make improvements to our yeast to further improve its performance and reduce the cost of production and the capital intensity of future plants.

1,4-BDO / THF / GBL Production

We utilize catalyst technology licensed from DuPont to transform our bio-succinic acid into bio-based 1,4 BDO, bio-THF and bio-GBL. The process involves passing bio-succinic acid and hydrogen gas into a fixed bed reactor over a heterogeneous catalyst, converting the bio-succinic acid into a mixture of bio-based 1,4 BDO, bio-THF and GBL, followed by distillation to separate, purify and recover the bio-based 1,4 BDO, bio-THF and bio-GBL. The relative concentrations of these three products can be modified by adjusting the reaction conditions.

We have partnered with Evonik, a world leader in catalyst manufacturing, to scale up the catalyst compositions under license from DuPont using bio-succinic acid as a starting material. Evonik is assisting us in the optimization of the catalyst and its manufacturing scale-up. It is important for catalyst production to be scaled-up in parallel to the scale-up of the 1,4 BDO process, to ensure that adequate catalyst is available at an acceptable cost. In the spring of 2012, we produced several tons of 1,4 BDO and THF at a toll manufacturing facility in Germany, using bio-succinic acid produced in our French demonstration plant and a catalyst produced by Evonik. The bio-based 1,4 BDO we produced was sent to over 20 potential customers. These companies found the purity to be equivalent to petroleum derived 1,4 BDO and they were able to successfully produce their products (PBT, polyurethanes) with our bio-based 1,4 BDO. Our goal is to have a 4,000 ton per year capacity toll manufacturing plant operational in late 2015 and we expect Vinmar to purchase 100% of this production, as pursuant to the terms of the take-or pay agreement.

Adipic Acid and Other C6 Intermediates

We have licensed worldwide, exclusive rights to a metabolic pathway that transforms sugar into any one of a family of value-added products, including adipic acid, caprolactam, HMDA, caprolactone and hexanediol. The patents covering this pathway have been issued in the United States and are pending in a number of other jurisdictions. We believe this pathway has the advantage of offering a good yield on sugar, relative to alternative routes to these products, and having several products that can be derived from a common pathway.

We are currently focused on the development of adipic acid, which allows us to leverage our experience in producing and scaling up succinic acid, including our experience with our yeast. We have secured an exclusive, worldwide license from Cargill to use their proprietary low pH yeast platform to produce adipic acid.

Technology Partnerships

We have developed our succinic acid, BDO/THF/GBL and C6 platforms through open innovation—using partnerships and licenses to access the best available technologies, facilities and know-how. We have complemented these third party contributions with in-house development efforts, integrating the whole into competitive platforms. The use of open innovation has reduced the capital and operating costs of development and accelerated the development efforts. This approach to technology development contributed to our winning the 2011 ICIS Innovation Award, which recognized our use of open innovation to develop our succinic acid platform. Our principal technology partnerships are summarized below.

ARD

In September 2010, we entered into two agreements with Agro-Industrie Recherches et Développements, or ARD, to cover a two-part consecutive plan for our exclusive use of the large-scale demonstration facility in Pomacle, France. Under the first agreement we developed a work plan with ARD to improve the manufacturing efficiency of the plant, improve the purity and quality of the product, meet certain target usage factors and implement quality control procedures. We compensated ARD for labor costs, the full cost of producing successful batches of bio-succinic acid and the partial cost of lost batches. Once these objectives were met, we entered into a toll manufacturing agreement pursuant to which we retained ARD to produce succinic acid in this facility exclusively. We compensate ARD per metric ton of product, a price that is a calculated by multiplying the cost of raw materials and utilities by agreed quantities consumed per metric ton of succinic acid produced. We also pay labor fees and half of any additional capital investments and equipment leasing. We exercised our options to renew the toll manufacturing agreement for three successive six-month periods ending December 31, 2014 for a renewal fee. Pursuant to the renewal terms, we have secured 60% of the capacity at the large-scale demonstration facility in Pomacle, France and must pay, in addition to the variable and labor costs that we have been paying to date, a portion of the annual depreciation of the plant. We will cease to have access to the toll manufacturing facility on January 1, 2015 and our objective is to build up inventory levels through 2014 so that we can manage the transition from the French toll production to manufacturing in our Sarnia facility under construction.

Cargill

In April 2010, we entered into a commercial license agreement with Cargill Inc., or Cargill, pursuant to which Cargill granted to us an exclusive, worldwide, royalty bearing license, with a limited right to sub-license, to use certain patents that cover our yeast strain that we expected would eventually replace the E. coli bacteria currently used in our fermentation process. We agreed to pay Cargill a royalty based on net sales of our products, but in no event less than a minimum annual royalty payment if we wish to maintain our exclusive license. If royalties based on net sales are below the minimum annual royalty payment we may elect to pay the difference. If we elect not to pay the difference in any one year, Cargill may transform the exclusive license granted to us under the agreement to a non-exclusive, worldwide, royalty-free license. This is a long-term agreement that renews automatically, unless previously terminated.

Concurrently with the commercial license agreement, we entered into a development agreement with Cargill for a term of four years. Under the development agreement, Cargill had further developed our yeast for use in producing bio-succinic acid. We made an initial payment to Cargill and agreed to pay Cargill certain fixed amounts per year for each full-time equivalent person to perform under the agreement in accordance with a work plan. In addition, we had agreed to make certain payments to Cargill upon reaching various milestones. The first milestone was a proof of concept milestone that was reached in May 2011. The second milestone related to a performance target and was met in the second quarter of 2012. The final milestone related to completion of our yeast’s development was achieved in the third quarter of 2013. The results stemming from the development work under the agreement are licensed to us pursuant to the commercial license agreement. To the extent Cargill exits the development agreement, we believe we have the rights necessary to perform the work ourselves. We also have an option under the development and license agreements to further develop our yeast so that it can consume ligno-cellulosic, non-food feedstocks.

In May 2012, we secured an exclusive, worldwide, royalty-bearing license from Cargill to use certain patents that cover Cargill’s yeast for the production of adipic acid. In addition to the license, we were granted the option to further develop Cargill’s yeast so that it can consume ligno-cellulosic and non-food feedstocks, as well as the option to secure rights to the yeast for the production of caprolactam, HMDA, caprolactone and hexanediol. We have begun a research and development program under which Cargill has provided assistance in metabolically engineering its yeast to produce adipic acid. This is an early stage research and development program and there is no assurance of its successful development, scale-up or commercialization.

Celexion

In September 2010, we entered into a technology license agreement with Celexion. Under the agreement, we have an exclusive, worldwide, royalty bearing license to develop, make, use or sell certain C6 derivatives, including adipic acid, hexamethylene diamine and hexanediol, under patent applications in the United States and certain foreign countries held by Celexion that describe metabolically engineered host cells for producing difunctional alkanes and methods for producing difunctional alkanes. Under the agreement, we are obligated to pay Celexion a low single digit percentage royalty based on net sales of the products, or in circumstances in which we sublicense the technology, a royalty equal to a percentage of compensation received by us as a result of the sublicense. We are also obligated to make certain payments upon achieving various milestones under the agreement. The term of the agreement runs until the later of September 2025 or expiration of the last-to-expire licensed patents. This is an early stage research and development program and there is no assurance of its successful development, scale-up or commercialization. Further under the terms of the agreement, Celexion has been carrying out experimental work on our behalf relating to enzyme activity and selectivity in connection with the licensed patents in exchange for certain annual, milestone and royalty payments.

DuPont

In June 2010, we entered into a license agreement with DuPont under which DuPont granted us worldwide sub-licenses and licenses to catalyst technology to develop and commercialize the hydrogenation of our bio-succinic acid to produce bio-based 1,4 BDO and/or bio-THF. Under the agreement, we will own all right, title and interest to any improvements to the sub-licensed patents discovered or developed by us during the term of the agreement to the extent that such improvements are not incorporated in DuPont’s technology. In consideration of these rights, we made an initial payment to DuPont and pay a low single-digit percentage royalty to DuPont based on a percentage of net sales of products manufactured at plants built and operated by us or plants in which we own a controlling interest, although no royalties are paid on sales of certain products to DuPont. A minimum amount of royalties must be paid to DuPont each year to maintain the non-exclusive rights granted to us in the agreement. Under the agreement, DuPont has the option to secure a portion of the bio-based 1,4 BDO and/or bio-THF we produce using DuPont’s catalyst technology through an off-take agreement with our future manufacturing facilities.

Evonik

We are partnering with Evonik Industries AG, or Evonik, a world leader in catalyst manufacturing, to jointly develop improved and/or new catalysts to be used in the conversion of bio-succinic acid into 1,4 BDO, bio-THF and/or bio-GBL. We have also entered into arrangements with Evonik pursuant to which Evonik will supply us, on a long-term basis, with selected catalysts to be used in the conversion of bio-succinic acid into 1,4 BDO, bio-THF and/or bio-GBL.

National Research Council of Canada

We are partnering with the National Research Council of Canada, the Government of Canada’s premier organization for research and development, and with the INRS, a Canadian university dedicated to fundamental and applied research, to develop an organism that can consume methanol for the production of bio-succinic acid. We began this relationship in November 2012 and expect to complete the project within three years.

NatureWorks (AmberWorks LLC)

In February 2012, we entered into a series of agreements with NatureWorks LLC to create AmberWorks LLC, a 50/50 joint venture formed for the purpose of developing and bringing to market a new family of bio- based compounded modified PBS/PLA, or mPBS, resins grades, initially designed for food service applications. Under the technology license agreement, we provided AmberWorks with a non-exclusive worldwide license to use certain mPBS/PLA compounding intellectual property owned by our wholly-owned subsidiary, Sinoven. In addition, under the technology license agreement NatureWorks provided AmberWorks with a non-exclusive worldwide license to use certain patents owned by or licensed to NatureWorks. Under the exclusive distribution agreement, NatureWorks was also granted the rights to exclusively market, promote and sell the products produced by the joint venture. Each of NatureWorks and Sinoven made equal initial cash contributions in order to finance the initial operations of AmberWorks.

UT-Battelle, LLC and UChicago Argonne, LLC

In July 2009, we entered into an exclusive commercial patent license agreement with UT-Battelle and UChicago Argonne, each of which are entities that manage and operate laboratories under contracts with the DOE. Under the agreement, we have an exclusive commercial license to patents that cover the E. coli microorganism that we use in our manufacturing process. The license is limited to use in the production of bio-succinic acid using the bacteria covered by the licensed patents, and is subject to certain government rights, as well as licenses that UT-Battelle and UChicago Argonne may grant outside our field of use and/or for non-commercial purposes. Under the agreement, we pay all fees, patent maintenance and filing costs. In addition we are obligated to pay running royalties calculated as a price per metric ton of bio-succinic acid sold, or if we sublicense the patents, a royalty equal to the greater of a price per metric ton of bio-succinic acid sold or a single-digit percentage of sublicensing revenues. We are obligated to pay a minimum annual royalty per accounting period to the extent that running royalties and sublicensing royalties do not exceed an agreed upon fixed amount. We also have limited sub-license rights. We also agree to invest in the development of technology and market for bio-succinic acid in accordance with a development and commercialization plan. Unless terminated sooner, the term of the agreement runs until the expiration of the last-to-expire licensed patents, which is 2024.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain protection for our proprietary technologies and to operate without infringing the intellectual property rights of others. We primarily protect our intellectual property in the United States, Europe and certain other jurisdictions through a combination of patents and patent applications on inventions, trademark protection on our product names and trade secret protection as we deem appropriate. We also seek to ensure a competitive position through several partnership, joint development and joint venture agreements.

We own or have rights in patents and patent applications directed to various aspects of our business. With regard to our fermentation process we have in-licensed rights to three U.S. patents and counterpart patents in Canada, Europe and other countries directed to our E. coli organism and to methods of producing succinic acid. The U.S. patents are scheduled to expire from 2015 to 2021 and patents that have issued outside the U.S. are scheduled to expire from 2016 to 2024. Our licensing agreement with Cargill gives us access to six existing patent families covering topics such as methods and materials for the production of organic products including organic acids using genetically-modified yeast species to fermentation process optimization. Patents resulting from these six patent families are scheduled to expire from 2019 to 2026. Our collaboration with Cargill has also generated three international patent applications licensed to us or owned by us that are directed to the production of succinic acid. Patents, if granted on these patent applications, would expire in 2031 and 2033.

With regard to the purification of bio-succinic acid and other dicarboxylic acids produced by fermentation, we own one U.S. patent, seven U.S. patent applications, and counterpart patent applications in Europe and other countries directed to processes for producing succinic acid, adipic acid, and other di-carboxylic acids, or their ammonium salt forms from fermentation broths. Our U.S. patent to this purification technology is scheduled to expire in 2031 and patents, if granted, from these applications could expire in 2031. For the conversion of bio-succinic acid to bio-based 1,4 BDO, we have in-licensed five U.S. patents from DuPont that are scheduled to expire from 2017 to 2022, and we own two U.S. patents, two U.S. patent applications, and counterpart patent applications in Europe, Canada, and in other countries directed to the conversion of bio-succinic acid to 1,4 BDO. Our two U.S. patents to the conversion of bio-succinic acid to bio-based 1,4 BDO are scheduled to expire in 2031 and patents, if granted, on our pending patent applications to this technology could expire in 2031. In addition, we own one international patent application, four U.S. patent applications, and counterpart patent applications in Europe, Canada, and in other countries directed to the conversion of bio-succinic acid to other compounds such as diaminobutane, succinic dinitrile, succinamide, and pyrrolidones. Patents, if granted on these applications, could expire in 2031. We also own or have rights in patents and patent applications directed to the use of succinic acid and succinic acid salts. For example, we own or have rights in U.S. patents, a U.S. patent application, and under certain circumstances, foreign counterparts, directed to deicing compositions, methods of deicing using such compositions, methods of producing a runway deicer composition, biodegradable antifreeze, and methods of cooling an engine with such an antifreeze. The U.S. patents are scheduled to expire from 2020 to 2029, and the U.S. application, if granted as a patent, could expire in 2030.

We have filed for trademark protection in the United States, Canada, the European Union and certain other jurisdictions, for the mark “BioAmber” with and without our logo, and our tag line “Chemistry Inspired by

Nature” in connection with succinic acid, succinic salts and derivatives, dicarboxylic acid, dicarboxylic salts and derivatives. We have also filed several trademarks for our C4 and C6 technology platform, including BIO-SA (bio-based succinic acid), BIO-AA (adipic acid), BIO-BDO (1,4-butanediol), mPBS and BIOmPBS (modified polybutylene succinate), BIOGBL and BIOTHF (gamma-butyrolactone and tetrahydrofuran).

BioAmber has also filed the “BioAmber Inspired” trademark for co-branding of products and applications.

We also protect our proprietary information through written agreements. Our employees, consultants, contractors, partners and other advisors are required to execute nondisclosure and assignment of invention agreements upon commencement of employment or engagement. In addition, we protect our proprietary information through written confidentiality agreements with outside parties who may be exposed to confidential information.

Our Feedstock Strategy

Our yeast can use a range of renewable feedstocks as a source of fermentable “sugars” including glucose (also called dextrose) from corn, wheat, tapioca and other starch sources, sucrose (also called sugar) from cane or beets, and ligno-cellulosic sugars containing significant quantities of xylose derived from agricultural and forestry waste. Given the small quantity of fermentable sugars that we require to produce bio-succinic acid, we have initially used commercially available 95% dextrose syrup, which we believe to be the most cost competitive source of fermentable sugars today. As ligno-cellulosic sugar technologies mature and become commercially available at competitive prices, our plan is to shift to non-food fermentable sugars.

At the demonstration plant in France, our source of fermentable sugars comes from the hydrolysis of starch obtained from a wheat wet mill located adjacent to the plant. At our planned facility under construction in Sarnia, Canada, we expect that the fermentable sugars will come from corn wet mills. 95% dextrose corn syrup is an intermediate product in the production of high fructose corn syrup and is readily available on the open market. We have not yet entered into long-term feedstock supply agreements given that our needs for our planned facility in Sarnia represent only a small fraction of the production capacity available in any of the several corn wet mills located near the planned facility.

We would require less than 0.4% of the 12.4 billion bushels of corn harvested in the United States in 2012 to produce $1.0 billion worth of bio-succinic acid, based on management estimates and historic petroleum-based succinic acid prices. We would require less than 0.5% of the 19.2 billion pounds of high fructose corn syrup produced in North America in 2012 to operate at full capacity our Sarnia facility under construction (30,000 tons per year). Given our modest demand for fermentable sugars, rapid growth in our production capacity would not likely have a material impact on the markets from which we plan to source. This is in sharp contrast to first-generation ethanol, which is a major consumer of corn.

While we do not have a near-term economic incentive to move to non-food fermentable sugars, we recognize the growing need to focus the food chain on human nutrition, and to use sustainable, non-food, sources of biomass to produce chemicals and materials. As such, we plan to move to non-food fermentable sugars when they become commercially available and economically viable. We will pursue three strategies to achieve this goal: (i) incorporate Cargill’s proven technology into the succinic acid producing yeast, so that it can consume ligno-cellulosic sugars efficiently at low pH; (ii) actively screen ligno-cellulosic sugar technologies to determine which are best adapted to our technology (our yeast and purification process) and have the most competitive cost structure; and (iii) develop a next-generation organism that can consume methanol or methane as the source of carbon to produce succinic acid. This would allow us to use alternative feedstocks such as syngas.

Our Approach to Sustainability

We are committed to managing our economic, social, environmental and ethical performance through continued sustainable business practices. Bio-based chemicals as a foundational technology offer the potential to significantly reduce greenhouse gas emissions, energy use, and fossil fuel consumption by displacing chemicals derived from fossil resources. Environmental impact is measured by the life cycle analysis, or LCA, of the bio-based chemical production process. LCA results for bio-based chemicals and products have grown in importance in recent years as a distinct measure of impact relative to petrochemical production processes. Investors and corporate partners are interested in life cycle results as an evaluation of a conversion technology’s environmental performance. Customers, including large global chemical and consumer companies are interested in LCA results as they strive to meet or exceed their sustainability targets, and meet growing consumer demand for greater transparency and more sustainable products.

Manufacturing Operations

Scale-Up History

From the late 1990s to 2005, our first generation E. coli organism was developed and optimized in the lab through a combination of molecular biology and fermentation development. This work was undertaken primarily at DOE sponsored labs (UT-Battelle and UChicago Argonne), the licensors of the E. coli. In parallel to this work, we worked on purification approaches in-house and through collaborations with Michigan State University and the Lulea University of Technology in Sweden.

In 2005, we began working with ARD on the progressive scale up of the E. coli technology, which involved running fermentations in increasingly larger vessels and testing and adapting the fermentation conditions and the purification process as needed to obtain the desired product purity and manufacturing costs. The process we use today in the ARD owned demonstration plant in France was scaled up in a series of progressive steps, starting with a 1,000 liter fermenter in 2006, moving to a 10,000 liter fermenter in 2007, and an 80,000 liter fermenter in 2008. We have operated 180,000 and 350,000 liter fermenters at the large-scale demonstration facility in Pomacle, France since January 2010. At the 350,000 liter scale, we believe we operate one of the largest bio-based manufacturing fermenters in the world and have been doing so for over four years, gaining valuable experience and data.

*	graphic approximately to scale

Our operating history of running large-scale batch fermentation and continuous purification has enabled us to:

•	validate our process in terms of both cost-effectiveness and product quality;

•	identify and implement process improvements at large scale;

•	incorporate these process improvements into our engineering basic design package; and

•	minimize scale-up risk for our future manufacturing facilities.

Our strategy is to build and operate additional manufacturing facilities that have economies of scale and are able to use multiple feedstocks to produce value-added products. Our proprietary technology platform allows us to maintain lower capital and operating expenses, given that:

•	there are no byproducts, such as fertilizer and other salts, that are costly to handle, store, purify and dispose;

•	our process is less energy-intensive than other bio-processing approaches;

•	our fermentation operates at low pH and is feedstock-flexible; and

•	our integrated process can make multiple products, including bio-based 1,4 BDO, THF and GBL.

We intend to select future facility locations strategically, based on proximity to feedstock and chemical manufacturing infrastructure.

Pomacle, France

We currently produce bio-succinic acid at a large-scale demonstration facility in Pomacle, France, which is owned by ARD and was built at a reported cost of €21.0 million. The facility is integrated into an existing bio-refinery that supplies the bio-succinic acid plant with glucose, carbon dioxide, steam, ammonia and process water. We have a toll manufacturing agreement with ARD for the use of the facility that expires in December 2014 and gives us 60% access to the plant. We also have the right to use the large-scale demonstration facility in Pomacle for research and development activities.

We currently sell directly to our customers and commercial partners as well as indirectly through Mitsui, our exclusive distributor in the Asia-Pacific region. Mitsui is assisting us in selling bio-succinic acid and pre-marketing bio-based 1,4 BDO. Mitsui is one of the world’s largest general trading companies, with a broad presence in the global chemicals market. Mitsui provides know-how regarding shipping and logistics, warehousing, credit checks, freight insurance, and trade finance that facilitate sales in Asia, and brings additional credibility to our customers in Asia.

Sarnia, Ontario

Our planned facility under construction in Sarnia, Ontario is being built on land we own and is located within a bio-industrial park owned by Lanxess. The site is co-located in a large petrochemical hub with existing infrastructure that facilitates access to utilities and certain raw materials and finished product shipment, including steam, electricity, hydrogen, water treatment and carbon dioxide. The facility will ferment at approximately one million liter scale (representing an approximately three times scale up compared to the fermenter size in Pomacle, France), have initial capacity of approximately 30,000 metric tons of bio-succinic acid and is expected to be mechanically complete in late 2014 or early 2015, at which point we plan to commission and start-up the facility. We anticipate that this facility will ramp up to full capacity over a three year time frame.

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build our planned facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. The joint venture agreement also establishes the parties’ intent to build and operate an additional facility in the future. In connection with the joint venture, Mitsui has agreed to provide know-how regarding shipping and logistics, warehousing, credit checks, freight insurance, trade finance globally and will facilitate sales in Asia. We have licensed our technology to the joint venture, and we will provide application development and technical sales support, hire and train plant personnel.

We expect to retain full operational control of the planned facility currently under construction in Sarnia and are not restricted from developing other applications outside of the joint venture on the premises. The construction of our planned facility is expected to cost approximately $125.0 million and we expect the funding to come from available cash, a portion of the net proceeds of our initial public offering, equity contributions from Mitsui, government grants and loans. To date, we have secured a total of $45 million from five government programs in the form of interest-free loans, low interest loans and grants. The Sarnia plant could be subsequently expanded to produce another 20,000 metric tons of bio-succinic acid, or some other reasonably equivalent combined production capacity of bio-succinic acid and bio-based 1,4 BDO. Increasing the succinic acid capacity of this plant by 20,000 metric tons is expected to cost approximately $31.0 million, and could be partially financed by securing project financing or obtaining low-interest and/or interest-free loans and government grants.

(shaded area indicates location of our planned facility in Sarnia)

Government Grants and Loans Related to Sarnia Facility

BioAmber Sarnia, our joint venture entity with Mitsui that will build and operate the Sarnia plant, has received certain government grants and loans in connection with the construction of our planned facility. The grants and loans total CAD $45.0 million and are described below. BioAmber Sarnia is in the process of securing approximately CAD $20.0 million in additional loan commitment from a commercial consortium including Canadian Crown Corporations, subject to certain conditions.

On September 16, 2011, BioAmber Sarnia entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario, or FedDev, pursuant to which FedDev has agreed to make a repayable contribution of up to CAD $12.0 million to construct our planned facility in Sarnia, Ontario. The contribution is interest free and required repayment of principal from October 2013 to September 2018 in 60 monthly payments of CAD $0.2 million. On March 20, 2013, we agreed with FEDDEV to amend the repayment of principal from the period October 2013 to October 2018, to October 2014 to October 2018. The agreement contains a statement of work that requires BioAmber Sarnia to work towards reaching certain distinct project goals that relate to the physical construction of the facility and certain other objectives including addressing the growing global demand for bio-succinic acid and job-creation. A federal environment assessment was required as a condition of the loan. The final report was submitted to FedDev and approved in 2012. As of December 31, 2013, BioAmber Sarnia had received CAD $5.75 million.

On September 30, 2011, BioAmber Sarnia entered into a loan agreement with Minister of Economic Development and Trade, or MEDT, pursuant to which MEDT has agreed to make available to BioAmber Sarnia a secured non-revolving term loan in principal amount of CAD $15.0 million in connection with the construction of our planned facility in Sarnia, Ontario. The loan is interest free for the first five years if BioAmber Sarnia is successful in creating an average of 31 jobs, calculated on an annual basis. Thereafter, the loan bears interest at an annual rate of 3.98%, or if BioAmber Sarnia is not successful in reaching the job target for the first five years, an annual rate of 5.98%. The principal is required to be repaid in five annual equal installments from the sixth anniversary of the date of the disbursement of the loan. The loan is guaranteed by BioAmber Inc. and Mitsui & Co. (U.S.A.) and is secured by collateral including BioAmber Sarnia’s present and future accounts, inventory, equipment and other property including the land purchased from Lanxess on which the facility will be located. The loan also contains terms that require BioAmber Sarnia to work towards reaching certain project milestones that range from selecting an engineering and construction firm and beginning construction on the site through to commissioning the plan and selling bio-succinic acid by March 31, 2015. On March 20, 2013, BioAmber Sarnia received CAD $929,000.

On November 29, 2011, BioAmber Sarnia entered into a contribution agreement with Sustainable Development Technology Canada, or SDTC, pursuant to which SDTC has agreed to grant BioAmber Sarnia up to CAD $7.5 million in connection with the construction of our planned facility in Sarnia, Ontario. The funds are payable in installments, the first CAD $1.9 million of which was paid upon execution of the agreement. All subsequent installments are contingent on meeting certain deliverables as defined in three milestones. The deliverable as defined under the first milestone which has already been met, included conducting site-specific engineering work and environmental assessments, and recruiting plant personnel.

SDTC advanced CAD $3.35 million (less a 10% holdback as provided in the contribution agreement) for purposes of the second milestone, expected to be met by December 31, 2014. Deliverables defined under the second milestone the procurement of equipment, continued plant personnel recruitment and the construction of our facility in Sarnia.

The third and final milestone, expected to be met by March 31, 2015, includes the commissioning and start-up of the facility, optimization of the downstream process, making modifications and adjustments to the process for quality control and other reasons, documenting the downstream process and achieving steady state operation at 95% of design capacity and 95% availability on a rolling twelve month basis at a maximum of 110% of projected cost.

On November 30, 2011, BioAmber Sarnia was issued a loan for CAD $0.5 million from the Sustainable Chemistry Alliance in connection with the construction of our planned facility in Sarnia, Ontario. The principal amount is repayable in 20 successive quarterly installments of CAD $25,000 each beginning upon the fourth anniversary of the funding. Interest are accrued at 5% per annum since October 1, 2013. Accrued interest will be payable upon the third anniversary of funding then quarterly thereafter. Under the debenture as amended, BioAmber Sarnia covenants to, among other things, complete construction of the facility by October 1, 2014. We are seeking a waiver to extend this timing.

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan (the loan) with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million for the AgriInnovation Program. The loan provides for progressive disbursements as eligible costs are incurred up to an amount of CAD $10 million, for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025. The loan agreement contains various legal and financial covenants ordinarily found in such government agency loan agreements.

In addition to the government grants and loans described above, we are in discussions with a commercial consortium including Canadian Crown Corporations for approximately CAD $20.0 million in additional interest-bearing loans, which would reduce our and Mitsui’s capital contributions with respect to our planned facility in Sarnia.

Additional Planned Manufacturing Facilities

We have entered into an agreement with Mitsui that contemplates the potential construction and operation of an additional facility. We expect this facility to produce bio-based 1,4 BDO, THF and/or GBL, with the exact ratio of such end products being a function of the demand we secure. We plan to start up a bio-based 1,4 BDO toll manufacturing plant in the United States in late 2015, which we expect to have an annual production capacity of approximately 4,000 metric tons. Several companies have been identified that have the infrastructure, know-how and purification equipment needed to convert our bio-succinic acid to bio-based 1,4 BDO on a toll manufacturing basis. We plan to design and install a proprietary hydrogenation reactor at the selected toll manufacturer, provide catalyst produced by Evonik, and supply bio-succinic acid produced in Sarnia. We then plan to build a 100,000 ton per year BDO integrated facility that will produce bio-succinic acid and then further transform the bio-succinic acid into bio-based 1,4 BDO, and we have signed a 15 year take-or-pay agreement with Vinmar for 100% of the output of this anticipated plant. Vinmar also plans to take a 10% equity stake in the plant. Mitsui could also be an equity partner in the plant. Based on current estimates and assumptions, we expect this commercial scale manufacturing facility to have construction costs of approximately $350.0 million, and be mechanically complete in 2017. As part of the take-or-pay agreement, Vinmar has an option to secure 100% of the output from a second BDO plant that would be built in the future.

Research and Development

As of December 31, 2013, our research and development department activities funded 27 scientists and engineers that are employed by us. We also work with partners, including Cargill and Evonik, to accelerate time to market and leverage existing know-how and infrastructure. Our technology development was initially focused on capabilities in fermentation engineering, analytical chemistry and molecular biology. We have more recently expanded our focus to include catalysis, purification process development and application development for bio-succinic acid.

Our net research and development expenditures were approximately $16.7 million, $20.4 million and $16.6 million for the years ended December 31, 2011, December 31, 2012 and December 31, 2013 respectively.

Competition

We expect our advanced bio-based specialty chemicals to compete with petrochemical equivalents that are proven in the market and manufactured by established companies, such as Gadiv Petrochemical Industries Ltd., Kawasaki Kasei, DSM and numerous small Chinese producers including Anqing Hexing Chemical Co. Ltd, and Anhui Sunsing Chemicals Co., Ltd. In addition, our products will compete against other companies in the bio-based specialty chemical industry, both early stage companies, such as Genomatica, Inc. (for bio-based 1,4 BDO) and Myriant Corporation (for bio-succinic acid), and established companies, such as Reverdia, a collaborative venture between DSM and Roquette Frères S.A. and Succinity, a collaborative venture between BASF and Purac (both for bio-succinic acid).

We believe that the primary competitive drivers include:

•	price and production costs relative to both bio-based and petroleum-derived suppliers of our products;

•	capital requirements and access to capital, particularly in relation to our bio-based competitors;

•	feedstock and technology platform flexibility;

•	the ability to use yeast as opposed to a bacteria in the production of bio-succinic acid;

•	technology performance including overall yields and fermentation productivity relative to our bio-based competitors;

•	location and size of production facilities, which dictate raw material and utility prices and the economies of scale that can be achieved for capital expenditures, labor and maintenance;

•	drop-in and replacement capability for existing large markets;

•	the ability to rapidly scale-up production to large scale, produce meaningful volumes and offer customers reliable supply in qualified facilities;

•	the purity and quality of our products; and

•	the ability to refrain from being subject to price volatility and reliability of our feedstock supply.

We believe we compete favorably with respect to all of these companies. With our yeast and our simple purification process, we are confident that we will be a cost competitive producer of high quality bio-succinic acid both relative to our bio-based competitors and existing petroleum producers. In addition to our technology advantage, we believe the size of our planned Sarnia plant currently under construction should also provide a cost advantage in terms of depreciation and fixed costs, given that our bio-succinic competitors operate or plan to commission plants that will all be less than half our annual capacity, and in the case of DSM-Roquette and Purac-BASF, one third the size of Sarnia. The location of our plant will also provide us with lower cost sugars and energy than in Southern Europe, where the DSM-Roquette and Purac-BASF plants are located.

Our first-to-market leadership in bio-succinic acid provided us with a lead-time advantage that we leveraged to secure customer relationships, enter into contractual agreements and establish partnerships for new succinic acid applications and derivative products. However, our competitors include large chemical companies that are better capitalized, with larger research and development departments and budgets, and well-developed distribution systems and networks for their products. These companies have relationships with our potential customers and have sales and marketing programs in place to promote their products.

With respect to our bio-based 1,4 BDO/THF/GBL, we believe we can compete with petroleum derived processes. We believe that the least expensive way to produce petroleum-derived BDO is by using an n-butane feedstock. We calculate that our technology to produce bio-based 1,4 BDO will require approximately 30% less capital expenditures than the n-butane-based process and will have comparable plant gate costs (variable costs, fixed costs and depreciation). As we scale-up our processes and our variable costs decrease, we believe our bio-based 1,4 BDO will cost approximately 10% less than the n-butane-based process in the future. Given the competitive cost structure of our bio-succinic acid, which will serve as the starting material for the production of bio-based 1,4 BDO/THF/GBL in our integrated production plants, we project that our full cost for bio-based 1,4 BDO will be situated in the bottom quartile of the cost stack for existing worldwide capacity.

We also believe that we will be cost competitive with other bio-based routes to 1,4 BDO due to the high yield on sugar that we gain from converting sugar to succinic acid. Our integrated process involves two steps: fermentation of sugar to produce succinic acid, followed by the catalytic conversion of succinic acid to 1,4 BDO, as opposed to a single step production that other companies, such as Genomatica achieve by directly fermenting sugar to 1,4 BDO. However, sugar is a significant component of variable cost in both processes, and the theoretical yield for the Genomatica one-step process requires roughly 50% more sugar than the theoretical yield of our two-step process. The term “theoretical sugar yield” with respect to these processes refers to the quantity of sugar obtained from the complete conversion of a feedstock in a chemical reaction under ideal conditions with perfect efficiency. Real-life processes inevitably incur processing losses and produce small quantities of by-products that reduce the overall yield on sugar, so that the actual yields are inferior to theoretical yields. Because there is approximately 24% weight loss during the conversion of bio-succinic acid to bio-based 1,4 BDO due to the production of water, the theoretical sugar yield for bio-based 1,4 BDO production is 85%, which is approximately 50% higher than the theoretical sugar yield for direct fermentation to 1,4 BDO.

We believe the cost competitiveness of converting succinic acid to BDO/THF/GBL is significantly reduced if the process is not integrated in a common production facility. If the succinic acid is produced and sold at arm’s length to a third party for subsequent conversion to 1,4 BDO, with a selling price that recovers the depreciation costs and an acceptable return on capital employed, the cost of the resulting 1,4 BDO is significantly higher and the production cost of the BDO is in our view not competitive. We believe that we are currently the only bio-succinic acid producer with an integrated technology for making both bio-succinic acid and bio-based 1,4 BDO. We recognize however, that BASF is the world leader in 1,4 BDO production and as such, could have the ability to integrate its bio-succinic acid production in its Purac joint venture, with its existing 1,4 BDO production in the future.

Regulatory Overview

We are subject to various international, federal, state and local regulatory laws, rules and regulations, including those relating to pollutant discharges into the environment, the management of hazardous materials, the protection of endangered species and the health and safety of our employees. For example, in the United States, the Occupational Safety and Health Act and analogous state laws and regulations govern the protection of the health and safety of employees. The Clean Air Act and analogous state laws and regulations impose obligations related to emissions of air pollutants, including greenhouse gases. CERCLA (Comprehensive Environmental Response, Compensation, and Liability Act) and analogous state laws and regulations govern the clean-up of hazardous substances. The Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws and regulations govern discharges into waters. The TSCA and analogous state laws and regulations impose requirements on the production, importation, use and disposal of chemicals and genetically modified microorganisms.

In Canada, similar regulatory programs exist under the Canadian Environmental Protection Act (CEPA 1999). In particular, a regulatory program similar to TSCA requires that Environment Canada approve the manufacture of any chemical not already included on the Domestic Substances List (DSL). We have secured approval from Environment Canada for our use of E. coli and the manufacture of our bio-based succinic acid and the derivatives of succinic acid that we plan to commercialize. We also obtained the approval from Environment Canada with respect to the use of our yeast in 2013. If Environment Canada requires any of our future C6-based products, to undergo extensive testing, which we currently do not anticipate, securing approval to manufacture such products would potentially be subject to significant delays or costs. In the European Union, we are subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). Under REACH, we are required to register our products with the European Commission. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union.

In addition, we are or will be required to obtain, maintain or file various approvals, permits, licenses, registrations, certifications, intents to manufacture, environmental assessments and other requirements, such as air emission and water discharge permits, construction permits and boiler licenses. Such laws, regulations and permit conditions can result in substantial liabilities and the potential for permit revocations and plant shutdowns in the event we fail to comply with the applicable law, regulation or permit condition. The development of new processes, manufacture of new products using our processes, commercial sales of products produced using our processes, as well as geographic expansion, and in particular international expansion, will subject us and our industry partners to additional regulatory laws, rules and regulations.

The construction and operation of our production plants require obtaining permits and other approvals in various jurisdictions. For example, the production plant in Sarnia, Ontario, Canada required Certificates of Approval from the Ministry of Environment, an Environmental Assessment under the Canadian Environmental Assessment Act, approval of the organism under the Canadian Environmental Protection Act (CEPA 1999) and

planning, construction, building, occupancy and fire permits from the City of Sarnia. Similar requirements are anticipated to apply in other countries where production plants are or may be planned. As a condition to granting the permits and other approvals, regulators could make demands that increase our partnerships’ construction and operating costs and result in the need to procure additional financing. Failure to obtain and comply with all applicable permits and other approvals could halt construction and subject us and our partners to future claims. We therefore cannot guarantee procurement or compliance with the terms of all permits and all other approvals needed to complete, and later continue to operate, our and our partners’ production plants. In addition to actual plant operations, liabilities could arise from investigation and clean-up of environmental contamination at our and our partners’ production plants. We and our partners may also be subject to third-party claims alleging property damage or personal injury due to the release of or exposure to hazardous substances.

In addition, new laws, new regulations, new interpretations of existing laws or regulations, future governmental enforcement of environmental laws or other developments could result in significant expenditures. For example, in 2009, the Environmental Protection Agency announced its “Essential Principles for Reform of Chemicals Management Legislation” and in April 2011, the Safe Chemicals Act of 2011 was introduced in Congress. This bill would amend TSCA to be more like REACH and require safety testing of all industrial chemicals and could result in the need to disclose confidential business information relating to chemical safety. We are monitoring this and other legislative and regulatory developments. Any failure by us or our industry partners to comply with applicable regulatory rules and regulations could harm our reputation as well as our business, financial condition and operating results. In addition, regulatory approvals, registrations, permits, licenses, certifications and other requirements may be denied or rescinded resulting in significant delays, additional costs and abandonment of certain planned activities or require us to engage in costly and time consuming efforts to remediate. Compliance with applicable regulatory rules and regulations can be costly and time consuming.

Employees

As of December 31, 2013, we had 54 full-time employees. Of these employees, 16 were engaged in research and development, 10 were engaged in sales and marketing, 14 were engaged in general and administrative activities and 14 were engaged in operations activities including engineering. 20 employees are based in Canada, 28 are based in the United States and the remaining six employees are located in Europe. We also employ other temporary staff across the organization to augment support for our employees. None of our employees are represented by a labor union. We have never experienced any employment-related stoppages and we consider our employee relations to be good.

Item 1A.	Risk Factors

You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Our Industry

We have a limited operating history, a history of losses, anticipate continuing to incur losses for a period of time, and may never achieve or sustain profitability.

We are a development stage company that has only been in existence since October 2008 and, therefore, we have a limited operating history upon which you can base your evaluation of our business. As a result, any assessments of our current business and predictions you make about our future success or viability may not be as accurate as they could have been if we had a longer operating history. Since our inception, we have incurred substantial net losses, including net losses of $30.9 million for the year ended December 31, 2011, $39.5 million for the year ended December 31, 2012, and $33.8 million for the year ended December 31, 2013. We expect these losses to continue. As of December 31, 2013, we had an accumulated deficit of $115.0 million. We expect to continue to incur substantial costs and expenses related to the continued development and expansion of our business, including those related to the development, continuation and operation of our additional manufacturing facilities, research, testing and development of new products and the growth of our sales and marketing efforts. We will need to generate and sustain increased revenues in future periods in order to become profitable. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

To achieve profitability, we need to execute our manufacturing expansion strategy, including the construction of our planned facility in Sarnia, Ontario.

We are currently building our first facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be mechanically complete in late 2014 or early 2015, at which time we plan to begin commissioning and start-up. We intend to build two additional facilities over the next three to four years. We have not yet constructed or operated a commercial-scale production facility, and our technology may not perform as expected when applied at the scale that we plan or we may encounter operational challenges for which we are unable to devise a workable solution. We can provide no assurance that our planned facility in Sarnia, Ontario will be completed on the schedule or within the budget that we intend, or at all. If the construction of our Sarnia facility takes longer than expected, or if we encounter unforeseen issues during construction, testing and operation, we will not be able to sell cost-competitive products within the timeline that we expect, or at all. We currently produce our products at a large-scale demonstration facility in France, which was constructed by ARD. We expect to terminate production at the French facility once we have completed construction of our Sarnia facility in 2014. Under our agreement with ARD, we have access to only 60% of the facility’s capacity since June 30, 2013, which we estimate to be adequate to meet expected customer demand and inventory accumulation during the time period when we are transitioning to our planned Sarnia facility. To the extent customer demand is greater than expected or our transition takes longer than expected, we may not be able to meet the demands of our customers and our customer relationships and commercialization growth may suffer.

Even if we successfully fund, construct and design our planned facility in Sarnia, Ontario, there is no guarantee that this facility will produce at full capacity, and even if we do meet these goals, we may encounter operational challenges for which we are unable to devise a workable solution or which may result in additional costs. In addition, our technology may not perform as expected when applied at our planned scale and any resulting adjustments to our process may result in additional costs or otherwise adversely affect our business and results of operations. To date, we have entered into agreements that contemplate, but do not obligate, us to supply approximately 145,000 metric tons of bio-succinic acid, and we are actively seeking to enter into additional supply agreements. These supply agreements obligate our customers to exclusively fulfill their needs for bio-succinic acid from us, contingent on our ability to meet their price and other requirements, however there are no penalties in the event they do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes they have indicated in the agreements. Without increasing our production capacity by completing our Sarnia and other future facilities, we will not be able to produce sufficient amounts of bio-succinic acid to deliver the full amounts contemplated by these agreements and execute on our growth strategy.

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

In the event that the initial phase of our planned facility in Sarnia, Ontario is not mechanically complete on or before December 31, 2014, we could be in default under our credit agreement with Hercules Technology Growth Capital and its affiliates and assignees or HTGC, which in absence of a waiver from HTGC, may require repayment of the borrowed amounts and have a material and adverse impact our ability to fund our manufacturing strategy.

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

To date, all our revenue has been derived from the sale of our bio-succinic acid through product and market development efforts related to our bio-succinic acid product, and we have not made sales of any other products. In order to generate sales of our bio-succinic acid and any future products, we must be able to reduce our production costs and produce sufficient quantities of our products, both of which are dependent on our ability to build commercial-scale manufacturing operations. If we are not successful in constructing and operating planned manufacturing facilities or otherwise increasing our manufacturing capacity, developing products that meet our customers’ specifications and further advancing our existing commercial arrangements with strategic partners, we will be unable to generate meaningful revenue from the sale of our products. In addition, we depend, and expect to continue to depend, on a limited number of customers for sales of our bio-succinic acid. During the year ended December 31, 2013, 64% our sales were to International Flavor and Fragrances, Inc, or IFF, and Brenntag. During the year ended December 31, 2012, 63% of our sales were to IFF and Mitsubishi Chemical. In the future, a small number of customers may continue to represent a significant portion of our total revenue in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period. A loss of, or any credit issues related to, any of these customers could adversely affect our financial performance.

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

Based on our current operating plan, we anticipate that the net proceeds of our initial public offering, equity contributions from Mitsui, the loan from HTGC, a combination of government grants, interest-bearing and interest-free loans and our existing cash and cash equivalents, will be sufficient to enable us to maintain our currently planned operations, including the funding of the construction of our planned facility in Sarnia, Ontario. We have no additional committed external sources of funds. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to halt construction or delay capital expenditures on our planned facility in Sarnia, Ontario, and reduce or delay operating expenses as deemed appropriate in order to conserve cash.

Any effort to sell additional debt or equity securities may not be successful or may not raise sufficient funds to finance additional facilities. The issuance of additional equity securities could result in dilution to our stockholders and the newly-issued securities may have rights senior to those of the holders of our common stock. If additional financing is not available when required or is not available on acceptable terms, we may need to delay, modify or abandon our expansion strategy and we may be unable to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our offerings, revenue, results of operations and financial condition.

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

Also, we expect that our ability to maintain and manage partnerships for the funding, construction and operation of our manufacturing facilities will be a significant factor in the success of our business. The large-scale demonstration facility we operate in Pomacle, France is owned by ARD and we are guaranteed 60% the facility’s capacity through a toll-manufacturing agreement with ARD. We have entered into a joint venture agreement with Mitsui for the financing and construction of our planned facility in Sarnia, Ontario. We have commenced construction and expect this facility to be mechanically complete in late 2014 or early 2015. We intend to work with Mitsui to build and operate an additional plant in the future.

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

Our bio-succinic acid is currently manufactured at a single large-scale demonstration facility in Pomacle, France, which is owned by ARD and we are guaranteed 60% the facility’s capacity through a toll-manufacturing agreement. We anticipate having access to this facility until our planned facility in Sarnia, Ontario is mechanically complete and we can begin commissioning and start-up. As a result of our current dependence on a single large-scale demonstration facility, our operations and the growth of our business would be severely disrupted in the event of any material interruption at that facility. In addition, our dependence on ARD could also result in severe disruptions in our operations if ARD does not meet its contractual duties, provide quality services, meet expected deadlines or otherwise perform as expected under our toll-manufacturing agreement. Material interruptions may result from, among other things, operational difficulties, including equipment failures, contaminated fermentations, labor disputes, human error and cost overruns as well as disagreements with ARD. If operations at the large-scale demonstration facility in Pomacle, France were significantly disrupted or if we were to incur additional costs associated with engineering or operational difficulties, it would have a material adverse effect on our business, financial condition and results of operations.

Our process at our large-scale demonstration facility in Pomacle, France currently uses an E. coli organism, which is a type of bacteria and therefore has certain inherent disadvantages compared to other organisms. We will continue to be subject to these disadvantages while we are transitioning from E. coli to our yeast which we plan to use for production in our planned Sarnia facility.

Given the relatively high sensitivity of E. coli to pH, agitation, process disruption and contamination, the maximum size of an E. coli fermenter is limited. In addition, because it is necessary for E. coli to be fermented at a neutral pH, at the completion of the process the succinic acid is in salt form and needs to be acidified, which results in additional process steps and energy, thereby increasing operating costs. Finally, because E. coli is a bacteria, there is a potential for contamination of the fermentation facilities, which can increase operating costs and reduce performance. If we are unable to successfully and completely transition to our yeast at our planned Sarnia facility, our business model will be subject to limits on the size of fermenters that we can use and higher operating costs.

We may not be able to successfully introduce new organisms and feedstocks into our processes.

We intend to introduce new organisms and feedstocks into our processes and are working to increase our conversion yields, feedstock flexibility, manufacturing efficiency and product range through our research and development efforts and strategic partnerships. In partnership with Cargill, we develop a yeast that will potentially have higher yields and less contamination risk than the E. coli bacteria we currently use in our manufacturing processes. We may not, however, succeed in adopting our yeast for use in our manufacturing process for a number of reasons, including our inability to adapt our purification process for our yeast, the failure of our yeast to produce products that meet the quality standards of our customers and a higher than expected production cost as a result of using our yeast. We expect to use our yeast in the Sarnia facility and future facilities. When we do, the transition may not be as seamless as we expect, and our yeast may require different operating conditions or otherwise differ from our expectations. We also plan to expand the range of feedstocks we use from the fermentable sugars from the hydrolysis of starch from a wheat wet mill used in the large-scale demonstration facility in France to fermentable sugars from corn wet mills in our planned facility in Sarnia, Ontario.

We may face unexpected challenges when we run our second-generation purification process and fermentation process at a single facility.

We have piloted a second-generation purification process through our agreement with a strategic technology partner. We have tested this purification process at our partner’s facility in conjunction with our fermentation processes in France. However, engineering issues, additional costs or other unforeseen obstacles may arise and create delays when we implement the two processes together at a single manufacturing facility. In addition to the second-generation purification process, we are also working to improve the purification process that we currently use in order to reduce capital expenditures and other purification-related costs, but we cannot assure you that these efforts will be successful.

If we are unable to manage our growth and expand our operations successfully, our business, financial condition and results of operations may be harmed.

We have significantly expanded our business since our inception and have grown to 54 full-time employees as of December 31, 2013. We currently conduct our business in several countries, including the United States, Canada and France, and we expect to continue to expand geographically in the future. We expect our growth to continue and accelerate in connection with our expansion strategy. As our operations continue to expand, we will need to continue to manage multiple locations and additional relationships with various third parties. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our anticipated growth and expanding our operations will require us to do, among other things, the following:

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

We have entered into non-binding letters of intent, memoranda of understanding and other arrangements with future customers and others. We have also entered several non-binding memoranda of understanding with third parties related to our product development efforts. We cannot assure you that we will be able to negotiate final terms and enter into definitive agreements with any of our future customers or others in a timely manner, or at all, and there is no guarantee that the terms of any final, definitive, binding agreement will be favorable to us or reflect the terms currently contemplated under the letters of intent, memoranda of understanding and other arrangements we have. Delays in negotiating final, definitive, binding agreements could slow the development and commercialization of the products in our pipeline, which could prevent us from growing our business, result in wasted resources and cause us to consume capital significantly faster than we currently anticipate.

We have signed a binding take-or-pay contract for bio-based 1,4-Butanediol, or BDO, with Vinmar International, which, under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 ton per year capacity plant that BioAmber plans to build in North America and commission in 2017. Vinmar also plans to invest in the BDO plant alongside BioAmber. Following the financing, construction and commissioning of the 100,000 ton BDO plant, Vinmar will be obligated to purchase 100% of the BDO produced for 15 years, and BioAmber will be obligated to sell exclusively to Vinmar. As part of the agreement, Vinmar has a right of first refusal to invest in and secure 100% of the off-take from a second BDO plant that BioAmber would build in the future. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement.

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

The bio-succinic acid we produce is a renewable alternative to petroleum-based succinic acid. Based on our current financial modeling with respect to our planned facility in Sarnia, Ontario, we anticipate that if the price of oil falls below $35 per barrel for a sustained period of time, we may be unable to manufacture bio-succinic acid at that facility as a cost-competitive alternative to competing petroleum-based succinic acid products, which would adversely impact our operating results. Significantly higher operating expenses at the demonstration facility in Pomacle, France, due to higher raw material, utility and other costs, severely limit our ability to produce cost-competitive products at that location. World prices for oil have fluctuated widely in recent years. For example, during the last five years, the market price per barrel of West Texas Intermediate crude oil ranged from a low of $30.81 to a high of $145.66 and was $98.20 as of March 13, 2013. We expect that prices will continue to fluctuate in the future. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or dissuade potential customers from entering into long-term agreements with us to buy our products.

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

While our business currently has all necessary operating approvals material to our current operations, we must obtain and maintain numerous regulatory approvals and permits in order to build and operate our planned manufacturing facilities, including our planned facility in Sarnia, Ontario. Recently, Health Canada confirmed that the microbial strain to be used in Sarnia is Biosafety level 1 organism and neither Health Canada nor

Environment Canada found any risk associated with the activities proposed in our notification. This means that BioAmber can import and use its production strain in Sarnia for the manufacturing of bio-based succinic acid under the operational and safety procedures mentioned in its notification.

However in any given jurisdiction, new legislations could be implemented that would require additional or new regulatory approvals. Obtaining necessary approvals and permits could be a time-consuming and expensive process, and we may not be able to obtain them on a timely basis or at all. In the event that we fail to ultimately obtain all necessary permits, we may be forced to delay operations of the facility and the receipt of related revenues or abandon the project altogether and lose the benefit of any development costs already incurred, which would have an adverse effect on our results of operations. In addition, governmental regulatory requirements may substantially increase our construction costs, which could have a material adverse effect on our business, results of operations and financial condition. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of our bio-based chemicals could be delayed. For example, many countries require registration of chemicals before they can be distributed in the country, and a failure to register our chemicals would limit our ability to expedite sales into these markets. In addition, we may be required to make capital expenditures on an ongoing basis to comply with increasingly stringent federal, state, provincial and local environmental, health and safety laws, regulations and permits.

We face risks associated with our international business.

We currently operate one large-scale demonstration facility located in Pomacle, France, are currently building and plan to operate a manufacturing facility in Sarnia, Ontario as well as additional manufacturing facilities in the future. Our international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;

•	having to comply with various Canadian, U.S. and other laws, including export control laws.

•	changes in or uncertainties relating to foreign rule and regulations that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to move our products out of these countries or interfere with the import of essential materials into these countries;

•	fluctuations in foreign currency exchange rates;

•	imposition of limitations on production, sale or export of bio-based chemicals in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	imposition of differing labor laws and standards;

•	economic, political or social instability in foreign countries;

•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action; and

•	the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

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

We use biological materials and genetically modified organisms, or GMOs, in our production processes and are subject to a variety of federal, state, and local laws and regulations governing the use, generation, manufacture and disposal of these materials. For example, the Toxic Substances Control Act, or TSCA, and analogous state laws and regulations impose requirements on the production, importation, use and disposal of chemicals and GMOs in the United States. In Canada, similar regulatory programs exist under the Canadian Environmental Protection Act. In particular, a regulatory program similar to TSCA requires that Environment Canada to approve the manufacture of any chemical not already included on the Domestic Substances List, or DSL. We have secured approval from Environment Canada for our use of E. coli and the manufacture of our bio-based succinic acid and the derivatives of succinic acid that we plan to commercialize. Environment Canada has recently reviewed our notification dossier with respect to the use of our yeast, and we obtained a favorable response for the importation and manufacture of the yeast microorganism in January 2014. If Environment

Canada requires our future C6-based products, to undergo extensive testing, which we currently do not anticipate, securing approval to manufacture such products could potentially be subject to significant delays or costs. In the European Union, we are subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). Under REACH, we are required to register our products with the European Commission. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union.

We obtained requisite regulatory approvals for use of E. coli in the large-scale demonstration facility we operate in Pomacle, France as well as in our research and development operations in the United States and Canada. In addition, the Cargill yeast we have licensed has been approved for use in the United States for the production of lactic acid. Although we have implemented safety procedures for the disposal of these materials and waste products to comply with these laws and regulations, we cannot be sure that our safety measures are compliant or capable of eliminating the risk of accidental injury or contamination from the use, generation, manufacture, or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes.

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

As of December 31, 2013, we had approximately $68.7 million of federal tax net operating loss carryforwards, or NOLs. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined in Section 382 of the Code) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not performed a detailed analysis to determine whether an ownership change has occurred after each of our previous issuances of common stock and warrants. In addition, if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. Furthermore, we operate both in the United States and in certain jurisdictions outside the United States. Our non-U.S. operations in France and Canada may in the future generate taxable income that is subject to income or other taxes in the jurisdictions in which those operations are conducted. As of December 31, 2013 we had approximately $25.8 million and $2.5 million of NOLs in France and Canada, respectively. Each jurisdiction in which we operate may have its own limitations on our ability to utilize NOL or tax credit carryovers generated in that jurisdiction. Also, we generally cannot utilize NOLs or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of NOLs or tax credits in other jurisdictions.

Ethical, legal and social concerns about genetically engineered products and processes, and similar concerns about feedstocks grown on land that could be used for food production, could limit or prevent the use of our products, processes and technologies and limit our revenues.

Some of our processes involve the use of genetically modified organisms, or GMOs, such as AFP 184, the bacteria we licensed from entities funded by the DOE. The use of GMOs is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. In the United States, the Environmental Protection Agency regulates the commercial use of GMOs as well as potential products from the GMOs. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and GMOs could influence public acceptance of our technology and products.

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

An important part of our business strategy is to obtain patent protection in the United States and in other countries for patent applications that we own or in-license from others that cover certain technologies used in, or relating to, our products and processes. Interpreting the scope and validity of patents and success in prosecuting patent applications involves complex legal and factual questions, and the issuance, scope, validity, and enforceability of a patent cannot be predicted with any certainty. Patents issued or licensed to us may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and/or in territories where we do not have patent protection. Such third parties may then try to sell or import resulting products in and into the United States or other territories. We may be unable to prove that such products were made using our inventions or infringed our intellectual property rights. Additional uncertainty may result from recent changes in the U.S. patent laws under the America Invents Act, which was signed into law on September 16, 2011 and from legal precedent handed down by the U.S. Court of Appeals for the Federal Circuit, the U.S. Supreme Court and the courts of other countries, as they determine legal issues relating to the scope, validity and construction of patent claims. Because patent applications in the U.S. and in many foreign jurisdictions typically are not published until 18 months after filing, if at all, and because the publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the priority dates of our inventions compared to inventions by others, and uncertainty as to the patentability of the claims in our pending patent applications and the validity and enforceability of claims in our issued patents. Accordingly, we cannot be certain that any of our or our licensors’ patent applications will result in issued patents, or if issued, the validity and/or enforceability of the issued patents. Also, we cannot guarantee that a competing patent application will not be granted with claims that cover our proposed organism or processes, or that our or our licensors’ patent applications or patents will not be subject to an interference proceeding with a competing patent or patent application.

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

Certain key inventions in-licensed by us were made with funding received from U.S. government agencies, which could negatively impact our rights.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock or warrants in the public market the trading price of our common stock or warrants could decline significantly. We cannot predict the effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market price of our securities. Holders of 8,488,213 shares of our common stock, including the shares of common stock issuable upon exercise of warrants in existence prior to our initial public offering, have the right to require us to register these shares under the Securities Act pursuant to a shareholders’ agreement. If our existing stockholders sell substantial amounts of our common stock or warrants in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our securities, even if there is no relationship between such sales and the performance of our business.

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

As a public company and particularly after we cease to be an “emerging growth company” (and cease to take advantage of certain exceptions from reporting requirements that are available under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as an “emerging growth company”), we incurred and will incur significant legal, accounting, administrative and other costs and expenses that we did not face as a private company. As a public company, we are subject to rules and regulations that regulate corporate governance practices of public companies, including the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and rules promulgated by the New York Stock Exchange, or NYSE. The compliance with these public company requirements increased and will increase our costs and make some activities more time consuming and may result in a diversion of management’s time and attention from revenue-generating activities. For example, we created new board committees, adopted new internal controls and disclosure controls and procedures, and devoted significant management resources to our Securities and Exchange Commission reporting requirements. A number of those requirements will require us to carry out activities we have not performed previously. Furthermore, if we are unable to build our internal controls and accounting capabilities or subsequently identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

We will remain an “emerging growth company” for up to five years after our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

If we fail to augment and maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud. In that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our securities.

Our management is required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Additionally, Section 404 may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements beginning with the second annual report that we will be required to file with SEC. However, we have elected to take advantage of certain exceptions from reporting requirements that are available to “emerging growth companies” under the JOBS Act and therefore we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until after the date we are no longer an “emerging growth company” as defined in the JOBS Act, which may be up to five years from our initial public offering.

The process of designing and implementing effective internal controls and procedures, and expanding our internal accounting capabilities, is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to establish and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We cannot be certain at this time whether we will be able to successfully complete the implementation of controls and procedures or the certification and attestation requirements of Section 404. In the future we may have significant deficiencies, which could cause us to fail to meet the periodic reporting obligations that we will be subject to under Section 404 or result in material misstatements in our financial statements. If we identify and report a material weakness or any additional significant deficiencies, it could adversely affect our stock price.

If securities or industry research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the market price of our securities and trading volume could decline.

The trading market for our securities relies in part on the research and reports that securities and industry research analysts publish about us, our industry and our business. Securities and industry research analysts do not currently provide research coverage of us, and we cannot assure you that any research analysts, including those in the United States and Europe, will provide research coverage on us or our securities. We do not have any control over these analysts. The market price of our securities and trading volumes could decline if one or more securities or industry analysts downgrade our securities, issue unfavorable commentary about us, our industry or our business, cease to cover our company or fail to regularly publish reports about us, our industry or our business.

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

We have listed our common stock on the Professional Segment of NYSE Euronext in Paris under the symbol “BIOA,” and therefore, the risks relating to our common stock, as set out above, apply in similar respects to investors trading our common stock on NYSE Euronext Paris. In addition, investors trading our common stock on NYSE Euronext Paris should consider the following additional risks relating specifically to the admission to listing and trading of our common stock on NYSE Euronext Paris.

The dual listing of our common stock on NYSE and NYSE Euronext Paris may adversely affect the liquidity and trading prices for our common stock on one or both of the exchanges as a result of circumstances that may be outside of our control.

Although we believe the dual listing of our common stock is beneficial for the liquidity of our common stock as it should permit a broader base of investors to purchase shares of our common stock in secondary trading, it may also adversely affect liquidity and trading prices for our common stock on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by investors of our shares from trading on one exchange to the other could result in increases or decreases in liquidity and/or trading prices on either or both of the exchanges. In addition, investors could seek to sell or buy our common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both our common stock prices on either exchange and the volumes of shares of our common stock available for trading on either exchange.

Our common stock is dual listed and trades in U.S. dollars on NYSE and in Euros on NYSE Euronext Paris, and the trading price of our common stock on NYSE Euronext Paris and the value of dividends, if any, paid on our common stock to investors who hold our common stock on NYSE Euronext Paris and elect to receive dividends in Euros may be materially adversely affected by fluctuations in the exchange rate for converting U.S. dollars into Euros.

Our common stock trades in U.S. dollars on NYSE and in Euros on NYSE Euronext Paris. Fluctuations in the exchange rate for converting U.S. dollars into Euros may affect the value of our common stock. Specifically, as the value of the U.S. dollar relative to the Euro declines, each of the following values will also decline (and vice versa):

•	the Euro equivalent of the U.S. dollar trading price of our common stock on NYSE, which may consequently cause the trading price of our common stock on NYSE Euronext Paris to also decline; and

•	the Euro equivalent of cash dividends paid in U.S. dollars on our common stock if investors holding our common stock on NYSE Euronext Paris request dividends to be paid in Euros.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We have offices in Plymouth, Minnesota, Montreal, Canada and Sarnia, Canada.

Our Plymouth research and development facility consists of approximately 27,000 square feet of office and laboratory space, including a state of the art research and development facility with capabilities in molecular biology, fermentation, analytical chemistry, pilot scale catalysis and purification. We lease this space under an agreement that expires on February 29, 2016.

Our head office is located in Montreal, where we occupy a total of approximately 5,650 square feet of administrative office space under lease agreements that expire in May 2016. We have the option to extend the term of the lease for an additional five-year period.

We lease office space in Sarnia for our operations and administration employees under an agreement that expires on December 31, 2014.

We manufacture our products at a 32,292 square foot demonstration plant in Pomacle, France through a toll manufacturing agreement with ARD. We have exercised our option to extend our access to this facility through the end of 2014.

We have entered into a joint venture agreement with Mitsui to construct a production facility in Sarnia, Ontario. We expect our planned facility in Sarnia to be mechanically completed in late 2014 or early 2015 with an initial capacity of approximately 30,000 metric tons of bio-succinic acid. Our joint venture entity with Mitsui has purchased 11.25 acres of land for this facility, and has signed long-term steam and services agreements with LANXESS to serve the facility.

We believe that our current office facilities and proposed plant constructions are suitable and adequate to meet our short term needs. To the extent our needs change as our business grows, we believe additional space and facilities will be available.

Item 3.	Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time. We are not currently a party to any material litigation or other material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our securities have been traded on the New York Stock Exchange, or NYSE, since June 10, 2013, when the units issued in our initial public offering on May 9, 2013 (trading under the symbol “BIOA.U”) were split into our common stock, trading under the symbol “BIOA” and our warrants, trading under the symbol “BIOA.WS”. In connection with the initiation of the separate trading of our common and warrants, the trading of the units were suspended and delisted from NYSE. Prior our initial public offering, there was no public market for our securities. The following table shows the high and low sale prices per share of our securities as reported on the NYSE for the periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
Second Quarter 2013 (beginning May 9, 2013)	$10.05	$6.30	$1.00	$0.15
Third Quarter 2013	$7.75	$3.96	$0.99	$0.50
Fourth Quarter 2013	$8.23	$4.98	$1.14	$0.51

On March 13, 2014, the last reported sale price for our common stock on the NYSE was $13.51 per share, and the last reported sale price for our warrants was $2.60 per warrant.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation is incorporated herein by reference to Item 11 of Part III of this Annual Report.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any cash flow to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors our board of directors deems relevant.

Stockholders

As of March 13, 2014, there were approximately 126 holders of record of our common stock (not including beneficial holders of stock held in street name).

Sales of Unregistered Securities

On February 7, 2013, we granted stock options to purchase 3,500 shares of common stock with an exercise price of $28.49 per share pursuant to our 2013 Stock Option and Incentive Plan to our employees, consultants and non-employee directors. The issuances of such options were exempt either pursuant to Rule 701 under the Securities Act, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

Use of Proceeds from Public Offering of Common Stock

On May 9, 2013, the SEC declared effective our registration statement on Form S-1 (File No. 333-177917) in connection with our initial public offering, pursuant to which we registered an aggregate of 8,000,000 units, each unit consisting of one share of common stock and one warrant to purchase half of one share of common stock, as well as a maximum of 1,200,000 additional units to cover over-allotments, if any. Each warrant is exercisable during the period commencing on August 8, 2013 and ending at 5:30 p.m. on May 9, 2017 at an exercise price of $11.00 per whole share of common stock. The underwriters were Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Société Générale and Pacific Crest Securities LLC.

Our net proceeds from the sale of units in this offering were approximately $71.7 million, based upon an initial public offering price of $10.00 per unit, and after deducting underwriting discounts and commissions and offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We received these proceeds at a closing held on May 14, 2013. We used and intend to use the net proceeds of our initial public offering as follows:

•	approximately $56.0 million for our capital contributions relating to the construction of the initial phase of our planned facility in Sarnia, Ontario with an expected capacity of 30,000 metric tons, which amount may be reduced to $42.0 million based on the outcome of our discussions with Canadian government agencies for approximately CAD $20.0 million in additional interest-bearing loan; and

•	the balance for working capital and other general corporate purposes, which will also include expenses and costs associated with being a public company as well as certain interest and principal payments as they come due under our government loans and our credit facility with HTGC.

There has been no material change in the planned use of proceeds from our initial public offering from that described in our final prospectus, dated May 9, 2013, filed with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2013.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the year ended June 30, 2010 and six months ended December 31, 2010, and as of December 31, 2011 and 2010 and June 30, 2010, from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	12 Months ended December 31, 2013	12 Months ended December 31, 2012	12 Months ended December 31, 2011	6 Months ended December 31, 2010	12 Months ended June 30, 2010	Cumulative data Inception to December 31, 2013
	(in thousands, except share and per share data)
Revenues
Licensing revenue from related parties(1)	$—	$—	$—	$75	$966	$1,301
Product sales	2,665	2,291	560	—	—	5,517

Total revenues	2,665	2,291	560	75	966	6,818
Cost of goods sold	2,689	1,746	837	—	—	5,272

Gross profit (loss)	(24)	545	(277)	75	966	1,546
Operating expenses
General and administrative	9,757	11,665	6,776	1,590	1,543	31,983
Research and development, net(2)	16,579	20,417	16,717	4,841	1,458	60,416
Sales and marketing	4,730	4,193	2,471	103	59	11,556
Depreciation of property and equipment and amortization of intangible assets	1,165	2,116	522	264	484	4,813
Impairment loss and write-off of intangible assets	8,619	1,213	—	—	—	9,961
Foreign exchange (gain) loss	306	50	99	(26)	121	559

Operating expenses	41,156	39,654	26,585	6,772	3,665	119,288

Operating loss	41,180	39,109	26,862	6,697	2,699	117,742
Amortization of deferred financing costs and debt discounts	240	100	12	2	157	526
Financial charges(3)	(7,433)	—	3,870	155	962	(1,790)
Gain on debt extinguishment	(314)					(314)
Interest revenue from related parties	—	—	—	(73)	(89)	(162)
Equity participation in losses of equity method investments(4)	15	274	—	1,548	4,340	7,063
Gain on re-measurement of Bioamber S.A.S.(4)	—	—	—	(6,216)	—	(6,216)

Loss before income taxes	33,688	39,483	26,585	2,113	8,069	116,849
Income taxes	103	55	108	—	—	(634)

Net loss	$33,791	$39,538	$30,852	$2,113	$8,069	$116,215

Net loss attributable to:
BioAmber Inc. shareholders	$33,218	$39,351	$30,621	$2,011	$7,992	$115,044
Non-controlling interest	573	187	231	102	77	1,171

	$33,791	$39,538	$30,852	$2,113	$8,069	$116,215

Net loss per share attributable to BioAmber Inc. shareholders—basic(5)	$2.13	$3.82	$3.89	$0.45	$2.75
Weighted-average of common shares outstanding—basic	15,590,814	10,296,633	7,864,371	4,497,258	2,905,876

(1)	Consists of licensing fees charged to Bioamber S.A.S. prior to our acquisition of control of Bioamber S.A.S. effective October 1, 2010.

(2)	Research and development expenses include some costs of production related to product development and are net of research and development tax credits.
(3)	Financial charges consist primarily of accreted interest on convertible notes we issued in June 2009 and November 2010 and which were subsequently converted to shares of common stock. Financial charges also include the recording of the increases in fair value of contingent consideration in connection with the acquisition of Sinoven and held in escrow until September 30, 2011. This escrow was modified on October 1, 2011 when we acquired the remaining 25% of Sinoven and on March 1, 2013 pursuant to entering into a Termination and Release Agreement. For the year ended December 31, 2013, financial charges (income), include interest on long-term debt, end of term charge accretion from the HTGC loan, and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with the IPO completed on May 9, 2013.
(4)	Until October 1, 2010, when we took control of Bioamber S.A.S., we recorded our share of Bioamber S.A.S.’s losses in excess of the investment’s book value. Upon completion of our acquisition of Bioamber S.A.S., the 50% held equity interest, net of long-term accounts receivable from Bioamber S.A.S., was re-measured to its estimated fair value resulting in a gain of $6,216,000 in the six months ended December 31, 2010. See note 4 to our consolidated financial statements included elsewhere in this prospectus.

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of June 30, 2010
	(in thousands)
Cash	$83,728	$25,072	$47,956	$1,268	$4,114
Working capital	77,150	22,162	44,910	(2,438)	3,573
Total assets	114,079	50,004	68,096	20,879	14,936
Long-term debt, including current portion	29,730	2,600	255	—	—
Total liabilities	46,945	12,206	8,681	7,024	7,351
Accumulated deficit	(115,044)	(81,826)	(42,475)	(11,854)	(9,843)
Shareholders’ equity	67,134	37,798	59,415	13,855	7,585

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

Overview

We are an industrial biotechnology company producing sustainable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into sustainable chemicals that are cost-competitive replacements for petroleum-derived chemicals, which are used in a wide variety of everyday products including plastics, resins, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We intend to produce bio-succinic acid that is cost-competitive with succinic acid produced from petroleum at our planned facility in Sarnia, Ontario, which is being built pursuant to a joint venture agreement with Mitsui. We currently produce our bio-succinic acid in a large-scale demonstration facility using a 350,000 liter fermenter in Pomacle, France, which we believe to be among the largest bio-based chemical manufacturing fermenters in the world.

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimates of production costs at our planned facility in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. While we can provide no assurance that we will be able to secure corn at $6.50 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our planned facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.68 per bushel to a high of $8.44 per bushel. As of March 13, 2014, the spot price was $4.63 per bushel and the six month forward price was $4.86 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.025 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We are currently building our first facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be mechanically complete by the end of 2014 or early 2015, at which time we plan to begin commissioning and start-up. We also intend to build and operate additional facilities over the next three to four years.

We have been manufacturing our bio-succinic acid at a large-scale demonstration facility in Pomacle, France for over four years. We shipped commercial quantities to customers, such as shipments of one ton super sacks and container loads. We and our customers used the products produced at the facility as part of our efforts to validate and optimize our process and to continue to refine and improve our bio-succinic acid to meet our customers’ specifications. We expect to move from a development stage enterprise to a commercial enterprise as our planned principal operations begin in the Sarnia, Ontario facility. As we scale-up our manufacturing capacity and prepare to manufacture and commercialize, we expect the majority of our revenue will initially come from sales of bio-succinic acid. We also intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target additional high value-added products, such as bio-based 1,4 Butanediol (BDO), bioplastics, de-icing solutions and plasticizers. In addition, we are also working to expand our product portfolio to additional building block chemicals, including adipic acid and caprolactam.

As of December 31, 2013, we had raised an aggregate of $160.8 million from our initial public offering of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes. On May 9, 2013, we raised net proceeds of $71.7 million from the initial public offering of our equity securities. In addition, on June 27, 2013, we received net proceeds of $24.2 million from a three year term loan with Hercules Technology Growth Capital, Inc., or HTGC.

Manufacturing Expansion Plan

In order to support our growth, we plan to rapidly expand our manufacturing capacity beyond the current production at the large-scale demonstration facility we operate in Pomacle, France. We have entered into a joint venture with Mitsui to finance, build and operate a manufacturing facility in Sarnia, Ontario through our BioAmber Sarnia subsidiary in which we own a 70% equity interest and Mitsui owns the remaining 30%. The joint venture agreement also establishes our intent to build and operate an additional facility with Mitsui, which we expect to occur over the next three to four years. For future facilities, we expect to enter into agreements with partners on terms similar to those in our agreement with Mitsui and we intend to partially finance these facilities with debt. We expect to fund the initial phase of our planned facility in Sarnia, Ontario using available cash, a portion of the $71.7 million in net proceeds from the initial public offering of our equity securities, which was completed on May 9, 2013, equity from our partner Mitsui, low-interest loans, government grants, and $24.2 million in net proceeds from a three year term loan with HTGC. For future facilities, we currently expect to fund the construction of these facilities using internal cash flows, partner equity, project financing and we may also require fundraising through the capital markets.

On January 22, 2014, we entered into a take-or-pay supply contract with Vinmar International Ltd., or Vinmar, to supply bio-based 1,4 BDO from a planned 100,000 metric ton (MT) facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2017. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. BDO is a building block chemical that is used in a wide range of products, including engineering plastics for the automotive industry, polyurethanes, biodegradable plastics, and spandex. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement. The current size of the global BDO market is approximately $4 billion. We produce BDO by combining our succinic acid technology with a catalyst technology licensed from DuPont. We believe our bio-based BDO is cost competitive with petroleum-derived BDO. To date, we have validated the high quality of our bio-based BDO with over 20 purchasers of petroleum derived BDO.

Sarnia Facility

The first facility we are currently building in partnership with Mitsui is located in a bio-industrial park in Sarnia, Ontario. We have commenced construction and have substantially completed permitting for this facility and the initial phase is expected to be mechanically complete by the end of 2014 or early 2015, at which time we plan to begin commissioning and start-up. The facility will be constructed to have an initial projected capacity of 30,000 MT of bio-succinic acid and could subsequently be expanded to produce another 20,000 MT of bio-succinic acid. Completion of this initial phase of our planned facility in Sarnia is expected to cost approximately $125.0 million, which we plan to fund through capital contributions of $56.0 million and $24.0 million from us and from Mitsui, respectively, and an additional CAD $45.0 million in low-interest loans and governmental grants that have been committed, subject to our meeting certain milestones, by various governmental authorities in Canada. The milestones vary depending on the government grant or loan. We have received loan proceeds from Canadian government agencies of CAD $4.3 million and grant proceeds in the amount of CAD $7.9 million. We are also in discussions with a commercial consortium including Canadian Crown Corporations for approximately CAD $20.0 million in additional interest-bearing loan, which would reduce our and Mitsui’s capital contributions to $42.0 million and $18.0 million respectively.

We intend to complete the second phase of our planned facility in Sarnia in 2016, which entails increasing the capacity of the plant by an additional 20,000 metric tons of bio-succinic acid. This expansion is estimated to cost approximately $31.0 million, of which, we expect to contribute a maximum amount of approximately $21.7 million. Our portion could be reduced by project financing or by obtaining low-interest loans and government grants similar to those we have obtained for the initial construction phase.

Additional Facilities

Our agreement with Mitsui contemplates the potential construction and operation of an additional manufacturing facility. We expect this facility to produce bio-based 1,4 BDO, tetrahydrofuran, or THF, and/or gammabutyrolactone, or GBL, with the exact ratio of such end products being a function of the demand we secure. We have entered into a take-or-pay contract with Vinmar to purchase 100% of a planned 100,000 MT per year bio BDO facility in North America. In addition, Vinmar plans to invest at least 10% in the equity of the facility and will help us to secure other funding to construct the planned facility.

We anticipate that Vinmar and other potential parties will be equity partners in this facility, but we may also seek low interest loans and government grants to fund the facility, which would substantially reduce our equity funding requirement. Based on current estimates and assumptions, we expect our second manufacturing facility to have a projected initial bio-based 1,4 BDO / GBL capacity of 100,000 MT, construction costs of approximately $350.0 million, and be mechanically complete in 2017.

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

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. In the year ended December 31, 2013, we had revenue of $2.7 million from the sale of our bio-succinic acid, compared to $2.3 million in the year ended December 31, 2012. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new high value-added products, such as bio-based 1,4 BDO, bioplastics and plasticizers, in order to target additional large and established chemical markets. Our revenue for future periods will also be impacted by our ability to introduce new products and the speed with which we are able to bring our products to market. To accelerate this process, we are developing our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. On January 22, 2014, we entered a take-or-pay supply contract with Vinmar to supply bio-based 1,4-BDO into a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the bio-based 1,4 BDO produced in a 100,000 ton per year capacity plant that we plan to build in North America and commission in 2017. We are also engaging in a collaborative process with our customers to test and optimize our new products in order to ensure that they meet specifications in each of their potential applications.

Production capacity. Our ability to further lower our production costs and drive customer adoption of our product is dependent on our manufacturing expansion strategy. In particular, in our planned facility in Sarnia, Ontario, we expect to benefit from significantly lower operating expenses than those in the large-scale demonstration facility in Pomacle, France due to lower expected raw material, utility and other costs. For example, we project that during 2014 our costs of glucose from wheat used in the large-scale demonstration facility we operate in Pomacle, France will be 110% higher than the expected costs of glucose from corn wet millers to be used in our planned facility in Sarnia, Ontario. We project our cost of steam in Pomacle, France will be 275% higher than the expected cost in Sarnia, Ontario. We also project direct labor costs, electricity costs and other raw material costs in Sarnia, Ontario, to be lower than in Pomacle, France. If we were to adjust the current costs of goods sold in the large-scale demonstration facility we operate in Pomacle, France for the lower expected raw material and utility costs, the economies of scale and the engineering design improvements we have incorporated into our planned facility in Sarnia, Ontario, our gross profit from products sold would increase significantly. As a result, we expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel. We expect to further reduce costs by transitioning from our E. coli-based technology to our yeast-based technology and by implementing on-going process improvements. We intend to capitalize on our first-to-market advantage by rapidly expanding our production capacity and building additional facilities. Our results will be impacted by the speed with which we execute on this strategy and the capital costs and operating expenses of each of these facilities.

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

We received approximately $71.7 million in net proceeds from the IPO, net of payment of fees, expenses and underwriting discounts of approximately $8.3 million.

The units began trading on the New York Stock Exchange on May 10, 2013 under the symbol BIOA.U. On June 10, 2013, the common stock began trading on the New York Stock Exchange separately under the symbol BIOA, the warrants began trading on the New York Stock Exchange separately under the symbol BIOA.WS, and the trading of the units was suspended and they were de-listed.

HTGC Loan Agreement

On June 27, 2013, we entered into a Loan and Security Agreement, or the Loan Agreement, with HTGC. Pursuant to the Loan Agreement, HTGC agreed to make a senior secured term loan of $25 million, which was funded on June 27, 2013, net of a 2.5% loan fee. The term loan is repayable over 36 months after closing, at a floating interest rate per annum based on the greater of (a) 10% and (b) the prime rate (as reported in the Wall Street Journal) plus 6.75% and is subject to an end of term charge of 11.5% based on the $25 million loaned amount. There was an initial interest-only period until January 1, 2014, to be extended until July 1, 2014 in the event that we would receive an additional equity contribution by our joint venture partner of at least $1.5 million relating to our Sarnia facility by December 31, 2013. On December 20, 2013, we signed an amendment to the Loan Agreement to extend the event to receive the additional equity contribution from our joint venture to January 31, 2014. On January 29, 2014, we received the additional equity contribution of $9M from Mitsui, which extended the interest-only period until July 1, 2014. The proceeds are expected to be used to fund the construction of the initial phase of our planned facility in Sarnia, Ontario with an expected capacity of 30,000 MT of bio-succinic acid and for general corporate purposes. For additional information relating to the Loan Agreement, see Note 11 of our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Transition to Yeast-Based Technology

During the second quarter of 2013, our board of directors approved the transition from an E. coli-based technology to our yeast-based technology to be used in the production process at our manufacturing facility in Sarnia, Ontario. FASB ASC 350 requires evaluating the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The decision to remove the E. coli-based technology as the core technology from our production process required us to assess for potential impairment by conducting a recoverability test of this intellectual property, or IP, portfolio and determining whether the carrying value of the IP is less than or equal to the fair value of the IP. The test comprised determining the fair value by discounting future cash flows from the future expected sales of succinic acid manufactured using the E. coli-based technology. The tests indicated that the fair market value was nominal. As a consequence, we recognized an impairment loss on the intangible assets related to the E. coli-based technology, comprised of patents and in-process research and development, or IPR&D, acquired as part of the spin-off transaction and the acquisition of Bioamber S.A.S. in the amount of $7.8 million, in the second quarter of 2013. At the end of the third quarter of 2013 we achieved the final milestone under our development agreement with Cargill with respect to the development of the yeast technology. As a result we made a final milestone payment of $500,000 during October 2013.

Vinmar Take-or-Pay Agreement

On January 22, 2014, we entered into a take-or-pay supply contract with Vinmar to supply bio-based 1,4-BDO from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the bio-based 1,4 BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2017. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement. In addition to guaranteeing the purchase of the off-take from the planned facility, Vinmar plans to invest at least 10% in the facility and assist in seeking other financing for the planned facility.

Joint Venture with Mitsui and Co. Ltd.

On January 24, 2014, we signed an amended and restated joint venture agreement with Mitsui. The amendment contained several provisions designating each party’s rights and obligations with respect to funding, construction and operation of a 30,000 MT bio succinic acid facility in Sarnia using the yeast technology and a potential future facility. Mitsui invested an additional CAD $9.0 million of equity on January 29, 2014 in BioAmber Sarnia Inc. maintaining its 30% ownership. This satisfied the equity investment required by Hercules per the terms of its loan agreement with BioAmber. Certain changes made by the amendment, among others included a removal of exclusivity restrictions for both parties for constructing future facilities for succinic acid and or bio-based 1,4BDO, an increase in total cash committed to the project by Mitsui under certain conditions, the potential for additional strategic partners to participate in the Sarnia project or future projects with Mitsui and BioAmber, enhanced participation by Mitsui in the construction of the facility and the commercial operations of the business once the facility is complete, and made changes to both party’s rights and obligations under the buy/sell provisions of the Agreement.

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

We expect revenue to grow as our sales and marketing efforts continue and our planned facility in Sarnia, Ontario reaches the stage of being mechanically complete by the end of 2014 or early 2015, at which time we will begin commissioning and start-up. We currently manufacture our products at our large-scale demonstration facility in Pomacle, France, and we have exercised our option to extend our access to this facility through the end of 2014, during which time we are only guaranteed 60% of the capacity of this facility. Based on our supply contracts, we expect that this 60% limitation may limit our capacity to grow our revenues in 2014.

Cost of Goods Sold

Cost of goods sold consists of the cost to produce finished goods at the large-scale demonstration facility in Pomacle, France under a tolling arrangement. The costs to produce product in this facility are higher than we expect to incur in the future due to the higher raw material costs such as sugar and utilities, the amount of fixed costs relative to the total production capacity available to us, and the inefficiencies created by the need to stop production from time to time to allocate the capacity to other parties. Going forward, we expect our cost of goods sold as a percent of revenues to decrease as we increase volumes produced, transition from a development stage entity to a full scale commercial enterprise and benefit from efficiencies in utilizing our yeast in our fermentation process at our planned Sarnia facility.

Operating Expenses

Operating expenses consist of general and administrative expenses, research and development expenses, net, sales and marketing expenses, depreciation of property and equipment, amortization of intangible assets, impairment losses, write-offs of property and equipment and intangible assets and foreign exchange gains and losses.

General and Administrative Expenses

General and administrative expenses consist of personnel costs (salaries, and other personnel-related expenses, including stock-based compensation), recruitment and relocation expenses, accounting and legal fees, business travel expenses, rent and utilities for the administrative offices, web site design, press releases, membership fees, office supplies, corporate insurance programs and other miscellaneous expenses.

We expect these expenses to increase in the future as we hire additional management and operational employees to respond to a growing revenue base and add infrastructure to support it, expand our finance and administration staff, and incur additional compliance and related costs associated with being a public company.

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

We expect research and development expenses, including our patent maintenance expenses, to increase as we continue to invest in the deployment and implementation of our bio-succinic acid and derivative technologies in a commercial scale manufacturing facility. We expect to continue conducting our research and development in-house by utilizing our 27,000 square foot facility in Plymouth, Minnesota. Certain research and development activities that can be performed more effectively by outside consultants will be performed with their respective expertise as required.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (salaries, and other personnel-related expenses, including stock-based compensation), marketing services, product development costs, advertising, selling and distributor costs and feasibility study fees.

We expect to increase our sales and marketing efforts as we look to establish additional strategic alliances, grow our commercial customer base and expand our product offerings. As we transition from a developmental stage company and commence commercial operations, we expect to significantly increase our sales and marketing personnel and programs to support the expected expansion of our business. This may include increasing the use of distributors and other commercial partners where deemed appropriate.

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of the amortization of certain in-process research and development acquired technology, patents and technology licenses, which are amortized using the straight-line method over their estimated useful lives.

We expect depreciation of property and equipment to increase significantly as our planned manufacturing facilities are put in to use. As of December 31, 2013, we received $11.5 million in government grants and loans in relation to our planned facility in Sarnia, Ontario, of which, $4.3 million was applied at year-end as a reduction of construction in-progress. This will result in reduced depreciation expense over the useful life of the asset.

As of January 1, 2012, a portion of acquired in-process research and development from the acquisition of Bioamber S.A.S. which was based on E. coli technology and with a carrying value of $8.1 million was deemed to be substantially complete. The related intangible asset was no longer considered to have an indefinite life and was amortized over a five year useful life during the period from January 2012 to June 2013. The decision of our board of directors to remove E. coli as the core technology from our production process required us to assess for potential impairment by conducting a recoverability test of this IP portfolio and determining whether the carrying value of the IP is less than or equal to the fair value of the IP. See “Impairment Loss and Write-off of Property and Equipment and Intangible Assets” below.

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

During the second quarter of 2013, our board of directors approved the transition from an E. coli-based technology to our yeast-based technology to be used in the production process at our manufacturing facility in Sarnia, Ontario. FASB ASC 350 requires evaluating the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The decision to remove the E. coli-based technology as the core technology from our production process required us to assess for potential impairment by conducting a recoverability test of this IP portfolio and determining whether the carrying value of the IP is less than or equal to the fair value of the IP. The test comprised determining the fair value by discounting future cash flows from the future expected sales of succinic acid manufactured using the E. coli-based technology. The tests indicated that the fair market value was nominal. As a consequence, we recognized an impairment loss on the intangible assets related to the E. coli-based technology, comprised of patents and IPR&D in the amount of $7.8 million during the second quarter of 2013.

As a result of the approval by our board of directors of the transition from an E. coli-based technology to yeast-based technology, we also conducted an analysis of the costs capitalized in construction in-progress to determine whether such costs would still provide future economic benefits as part of the manufacturing facility in Sarnia, Ontario. The assessment conducted by us identified certain costs that were no longer useful for a productive process based on our yeast. Accordingly, we recognized a write-off of construction in-progress in an amount of $834,000 during the second quarter of 2013.

Foreign Exchange (Gain) Loss

We expect to conduct operations throughout the world. Our financial position and results of operations will be affected by economic conditions in countries where we plan to operate and by changing foreign currency exchange rates. We are exposed to changes in exchange rates in Europe and Canada. The Euro and the Canadian dollar are our most significant foreign currency exchange risks. A strengthening of the Euro and the Canadian dollar against the U.S. dollar may increase our revenues and expenses since they are expressed in U.S. dollars. As we move our production to our manufacturing facility in Sarnia, Ontario, we expect our foreign currency risk to continue as a significant portion of our uses of cash will be denominated in Canadian dollars while our sources of cash will be primarily in U.S. dollars and in Euros. We will monitor foreign currency exposures and will look to mitigate exposures through normal business operations such as manufacturing and selling in the same currencies where practical or buying required currencies at spot where advantageous. We may use forward contracts or currency swaps to mitigate any remaining exposures.

Amortization of Deferred Financing Costs and Debt Discounts

Amortization of deferred financing costs consists primarily of costs from past financings that are recognized over the life of the funding instrument and will continue to increase in line with the expenses incurred to obtain future financing. Costs are deferred and amortized on a straight-line basis over the term of the related debt.

In addition, amortization of deferred financing costs includes the accretion of the debt discount on the loans received from the Sustainable Jobs and Investment Fund, Sustainable Chemistry Alliance and the Federal Economic Development Agency for Southern Ontario as the loans bear a below market interest rate or a zero interest rate.

Financial Charges (Income), Net

Prior to the year-ended December 31, 2013, financial charges (income), net consisted primarily of accreted interest resulting from warrants attached to the convertible notes issued in June 2009 and November 2010. Financial charges also included the recording of the fair value of the contingent share consideration in connection with the acquisition of Sinoven and held in escrow until September 30, 2011. The terms of the escrow were modified on October 1, 2011 when we acquired the remaining 25% of Sinoven.

For the year ended December 31, 2013, financial charges (income), include interest on long-term debt, end of term charge accretion from the HTGC loan, the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with the IPO completed on May 9, 2013, and the issuance costs of those warrants. During the second quarter of 2013, the Company recorded as a deduction from additional paid-in capital $8.3 million in total issuance costs incurred in connection with the successful completion of its IPO for 8,000,000 units comprised of common stock and warrants to purchase common stock. At issuance, the warrants were accounted for in accordance with FASB ASC 815 at fair value and were classified as a financial liability. Accordingly, a portion of the total issuance costs, in the amount of $1,131,200, related to the warrants should have been recorded as an expense in the second quarter of 2013, rather than as a deduction of additional paid in-capital. As a result, during the fourth quarter of 2013, the issuance costs related to the warrants were reclassified to financial charges in the Consolidated Statements of Operations from additional paid-in capital. This reclassification was to correct the error of misapplication of accounting principles from the second quarter of 2013.

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

Changes in the fair value of the warrants issued in connection with the IPO are reflected in the consolidated statement of operations as financial charges (income), net. The change in fair value of common stock warrants liability resulted in a decrease in the associated warrant liability of $10.3 million for the year ended December 31, 2013. This change was due to changes in the market price of our warrants.

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

Income Taxes

We are subject to income taxes in France, Luxembourg, the United States, Canada and China. As a development stage company, we have incurred significant losses and have not generated taxable income in these jurisdictions, with the exception of Canada. In the future, we expect to become subject to taxation based on the statutory rates in effect in the countries in which we operate and our effective tax rate could fluctuate accordingly. We have incurred net losses since our inception and have not recorded any federal, state or foreign current income tax provisions other than for unrecognized tax benefits in the years ended December 31, 2011 and 2012, and a recovery of income taxes in the 258 day period ended September 30, 2009. We have a full valuation allowance against our net deferred tax assets. Additionally, under the U.S. Internal Revenue Code, our net operating loss carryforwards and tax credits may be limited if a cumulative change in ownership of more than 50% is deemed to have occurred within a three year period. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous issuances of shares of common stock and warrants.

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

During the year ended December 31, 2013, we recognized $15,496 for our 50% share of losses incurred by AmberWorks LLC, a joint venture formed on February 15, 2012.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant estimates which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include fair value determination of assets, liabilities and consideration paid or payable in connection with business acquisitions, contingent consideration, fair value of intangible assets and goodwill, useful lives of intangible assets, income taxes, stock-based compensation and the value of certain equity and debt instruments.

Our critical accounting policies are in the annual consolidated financial statements for the year ended December 31, 2013 included elsewhere in this Annual Report on Form 10-K.These are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Prior to the Company having any customer orders for sample product, all production and development costs were expensed as part of the Company’s research and development efforts.

Property and equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method over the following periods:

Furniture and Fixtures	5-8 years
Machinery and Equipment	5-15 years
Computers, Office Equipment and Peripherals	3-7 years

Costs related to repairs and maintenance of property and equipment are expensed in the period in which they are incurred. Upon sale or disposal, the Company writes off the cost of the asset and the related amount of accumulated depreciation. The resulting gain or loss is included in the consolidated statement of operations. Assets in the course of construction are classified as construction in-progress and are carried at cost, net of grants received and any recognized impairment loss. They consist of expenditures directly related to building the manufacturing facility in Sarnia, Ontario. For qualifying assets, cost includes capitalized borrowing costs.

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

We review our portfolio of patents and acquired in-process research and development every quarter taking into consideration events or circumstances that may affect its recoverable value.

Long-lived asset impairment

We assess the fair value of our long-lived assets in accordance with FASB ASC 360, Property, Plant, and Equipment. At the end of each reporting period, we evaluate whether there is objective evidence of events or changes in business conditions which suggest that an asset may be impaired. In such cases we determine the fair value based upon forecasted, undiscounted cash flows which the assets are expected to generate and the net proceeds expected from their sale. If the carrying amount exceeds the fair value of the asset, it is decreased by the difference between the two being the amount of the impairment.

Government grants

The Company has entered into arrangements to receive government grants and government loans from which a portion of the proceeds was recorded as grants (refer to Part II, Item 8, Note 11—Long-term debt), that relate primarily to the construction of facilities. Government grants are recognized when there is reasonable assurance that the grant will be received and that the conditions of the grant have been complied with. Government grants received in advance of complying with the conditions of the grant are deferred until all conditions are met. Government grants related to property and equipment are recorded as a reduction of the cost of the asset and result in reduced depreciation expense over the useful life of the asset. Government grants that relate to expenses are recognized in the income statement as a reduction of the related expense or as a component of other income. As of December 31, 2013, $11.5 million has been received in connection with government grants and loans, of which $4.3 million was applied as a reduction of the cost of construction-in-progress.

Stock-based compensation

We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Stock options are granted to employees and consultants at exercise prices equal to the estimated fair value of our stock at the grant dates. Stock options vest over two, three or four years and have a term of ten years. Each stock option entitles the holder to purchase one share of common stock which comes from our authorized shares. Compensation expense is recognized over the period during which an employee is required to provide services in exchange for the award, generally the vesting period.

We recognize stock-based compensation for awards to employees based on the estimated fair value of the awards granted. The fair value method requires us to estimate the fair value of stock-based awards on the date of grant using an option pricing model. We use the Black-Scholes option-pricing model to estimate the fair value of awards granted to employees and consultants, and the requisite fair value is recognized as an expense on a straight-line basis over the service period of the award.

On June 10, 2013, our common stock became separately listed on the New York Stock Exchange trading under the symbol BIOA. For all options granted after the completion of the IPO process, we use the stock price at the date of grant as per the market. However, in the absence of sufficient historical information on our stock price, in order to determine assumptions such as future stock price volatility to determine the fair value of the Common Stock for the purpose of calculating the stock based compensation, we utilize factors including the nature and history of our business, our historical operations and results as well as investors perception of the value of our business at the time, based on completed equity capital raises. As we have more historical data of our stock price, we will use the values from our publicly traded common stock for the purpose of determining future stock price volatility to calculate stock based compensation.

On April 10, 2013, the board of directors, adopted the 2013 Stock Option and Incentive Plan, or the 2013 Plan, which was subsequently approved by our stockholders on May 2, 2013. The 2013 Plan replaced the 2008 Stock Incentive Plan, or the 2008 Plan, as our board of directors determined not to make additional awards under that plan. The 2013 Plan provides flexibility to the compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce.

We have initially reserved 2,761,922 shares of our common stock for the issuance of awards under the 2013 Plan. The 2013 Plan may also provide that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2014, by 3% of the outstanding number of shares of common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The 2013 Plan is administered by our board of directors or the compensation committee of the board of directors, or the Administrator. The Administrator has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2013 Plan. Persons eligible to participate in the 2013 Plan are those full or part-time officers, employees, non-employee directors and other key persons (including consultants and prospective officers) of the company and its subsidiaries as selected from time to time by the Administrator in its discretion.

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

Warrants

We account for warrants issued to purchase our common stock in accordance with FASB ASC 815 as equity, on our consolidated balance sheet at fair value upon issuance pursuant to their characteristics. Warrants accounted for as equity and are not subject to re-measurement at each balance sheet date. Warrants recorded as a liability are marked-to-market at each balance sheet date. We estimated the fair value of these warrants at the respective issuance date utilizing the Black-Scholes pricing model. The Black-Scholes pricing model requires a number of variables that require management judgment including the estimated price of the underlying instrument, the risk-free interest rate, the expected volatility, the expected dividend yield and the expected exercise period of the warrants. Our Black-Scholes assumptions are discussed in greater detail in “Part II, Item 8, Note 15—Share-Capital.”

The warrants issued in connection with our IPO are exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. The warrants contain full ratchet, anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrant, with certain exceptions. The exercise price of $11.00 per whole share of common stock is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock issuances or other similar events affecting our common stock. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. The fair value of the warrants was determined using the Black-Scholes option pricing model.

Accordingly a liability of $16.1 million was recorded at the unit issuance date, with a corresponding charge against additional paid-in-capital. On June 10, 2013, the warrants began trading separately on the New York Stock Exchange under the symbol BIOA.WS and the units were suspended. On December 31, 2013, the closing value of the warrants on the New York Stock Exchange was $0.73 per warrant. As a result, we revalued the liability on the balance sheet date resulting in a financial income of $10.3 million for the year ended December 31, 2013 and a financial income of $560,000 for the three months ended December 31, 2013.

During the second quarter of 2013, we recorded as a deduction from additional-paid-in-capital $8.3 million in total issuance costs incurred in connection with our IPO for 8,000,000 units comprised of common stock and warrants to purchase common stock. A portion of the total issuance costs, in the amount of $1,131,200, related to the warrants should have been recorded as an expense in the second quarter of 2013, rather than as a deduction of additional-paid-in-capital. As a result, during the fourth quarter of 2013, the issuance costs related to the warrants were reclassified to financial charges in the Consolidated Statements of Operations from additional-paid-in-capital. This reclassification was to correct the error of misapplication of accounting principles from the second quarter of 2013.

During the year ended December 31, 2013, 9,170 warrants were exercised at an exercise price of $1.43 per share, and an additional 136,384 warrants were exercised at an exercise price of $1.07 per share.

As at December 31, 2013, we had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
338,566	$1.07	February 2014—September 2019
610,890	$1.43	February 2019
268,100	$5.74	October 2014—June 2019
94,745	$10.55	April 2021
4,000,000	$11.00	May 2017

5,312,301

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

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Overview of Results of Operations for the Years Ended December 31, 2013 and 2012 (in thousands)

	Year Ended December 31,		Change
	2013	2012
	$	$	$	%
Revenues
Product sales	2,665	2,291	374	16%

Total revenues	2,665	2,291	374	16%
Cost of goods sold	2,689	1,746	943	54%

Gross profit (loss)	(24)	545	(569)	-104%
Operating expenses
General and administrative	9,757	11,665	(1,908)	-16%
Research and development, net	16,579	20,417	(3,838)	-19%
Sales and marketing	4,730	4,193	537	13%
Depreciation of property and equipment and amortization of intangible assets	1,165	2,116	(951)	-45%
Impairment loss and write-off of property and equipment and of intangible assets	8,619	1,213	7,406	611%
Foreign exchange (gain) loss	306	50	256	512%

Operating expenses	41,156	39,654	1,502	4%

Operating loss	41,180	39,109	2,071	5%
Amortization of deferred financing costs and debt discounts	240	100	140	140%
Financial charges (income), net	(7,433)	—	(7,433)	-100%
Gain on debt extinguishment	(314)	—	(314)	-100%
Equity participation in losses of equity method investments	15	274	(259)	-95%

Loss before income taxes	33,688	39,483	(5,795)	-15%
Income taxes	103	55	48	87%

Net loss	33,791	39,538	(5,747)	-15%

Net loss attributable to:
BioAmber Inc. shareholders	33,218	39,351	(6,133)	-16%
Non-controlling interest	573	187	386	206%

	33,791	39,538	(5,747)	-15%

Product sales

Product sales increased from $2.3 million for the year ended December 31, 2012 to $2.7 million for the year ended December 31, 2013 due to an increase in the quantity of product sold, partially offset by a decrease in the average selling price.

Supply contracts generated $2,035,000 and $1,953,000 for the years ended December 31, 2013 and 2012, respectively. Non-contracted sales generated $630,000 and $338,000 of these revenues for the years ended December 31, 2013 and 2012, respectively.

Cost of goods sold

Cost of goods sold increased from $1.7 million for the year ended December 31, 2012 to $2.7 million for the year ended December 31, 2013 due to an increase in the quantity of product sold, partially offset by a reduction in the production costs per unit.

General and administrative expenses

General and administrative expenses decreased by $1.9 million to $9.8 million for the year ended December 31, 2013 as compared to $11.7 million for the year ended December 31, 2012. The decrease is primarily due to a $3.1 million decrease in financing cost associated with the write-off of the 2012 deferred IPO costs. This is partially offset by an increase in professional fees and insurance costs of $1.2 million related to compliance and public company operations.

Research and development expenses, net

Research and development expenses, net, decreased by $3.8 million to $16.6 million for the year ended December 31, 2013 as compared to $20.4 million for the year ended December 31, 2012. This was primarily due to (i) the completion of the yeast development project with Cargill, (ii) a reduction of outsourced research and consulting fees, and (iii) lower stock option expense resulting from the vesting of certain stock upon in the second quarter of 2013. These reductions were partially offset by an increase in payroll costs that resulted from hiring additional personnel for our in-house research and development and engineering development work related to our Sarnia plant under construction.

Sales and marketing expenses

Sales and marketing expenses increased by $537,000 to $4.7 million for the year ended December 31, 2013 as compared to $4.2 million for the year ended December 31, 2012. The increase is primarily due to an increase in incentive remuneration, including stock-based compensation expense due to new stock options being granted during the second quarter of 2013, some of which vested immediately and vesting of certain stock options upon completion of the IPO.

Depreciation of property and equipment and amortization of intangible assets

Depreciation of property and equipment and amortization of intangible assets expense decreased by $951,000 to $1.2 million for the year ended December 31, 2013 as compared to $2.1 million for the year ended December 31, 2012. This decrease is due to the write-off of intellectual property (patent rights and licenses, and in-process research and development) during the second quarter of 2013, based on E. coli-based technology.

Impairment loss and write-off of property and equipment and of intangible assets

Impairment loss and write-off of property and equipment and intangible assets expense increased by $7.4 million during the year ended December 31, 2013. During the year ended December 31, 2012, we wrote off $1.2 million of unamortized value of the Sinoven Biopolymer Inc patents and in-process research and development related to the proprietary technology for modifying polybutylene succinate as we decided to suspend development, given other market development priorities. During the year ended December 31, 2013, we recorded a total impairment charge of $8.6 million related to the write-off of intellectual property, which was based on E. coli-based technology, and the write-off of construction costs incurred in connection with the plant being built in Sarnia, resulting from the approval of our board of directors to replace the E. coli-based technology in our production process with our yeast technology.

Foreign Exchange gain (loss)

The foreign exchange loss increased by $256,000 to $306,000 for the year ended December 31, 2013 as compared to $50,000 for the year ended December 31, 2012. The increase was driven by the weakening of the

Canadian Dollar versus the U.S. Dollar and the impact on Canadian Dollar cash balances being carried on the books to meet vendor obligations of the Sarnia Project. The Canadian Dollars were converted at favorable rates to the project budget and are expected to be used solely for the construction of the facility and not be converted back into U.S. Dollars.

Financial charges (income), net

Financial charges (income), net comprised of a gain of $7.4 million for the year ended December 31, 2013 as compared to nil for the year ended December 31, 2012. This gain results from the mark-to-market adjustment of the warrants that were part of the units issued in our IPO, which was completed on May 9, 2013. This is partially offset by the interest charges and the end of term charge accretion on the Hercules loan of $1.8 million, and the warrants issuance costs of $1.1 million applicable to our IPO.

Equity participation in losses of equity method investments

Equity participation in losses of equity method investments decreased by $259,000 to $15,000 for the year ended 31, 2013, as compared to $274,000 for the year ended December 31, 2012. This decrease is due to lower level of activities performed by AmberWorks LLC, a joint venture that was formed on February 15, 2012.

Overview of Results of Operations for the Years Ended December 31, 2012 and 2011 (in thousands)

	Year Ended December 31,		Change
	2012	2011
	$	$	$	%
Revenues
Product sales	2,291	560	1,731	309%

Total revenues	2,291	560	1,731	309%
Cost of goods sold	1,746	837	909	109%

Gross profit (loss)	545	(277)	822	297%
Operating expenses
General and administrative	11,665	6,776	4,889	72%
Research and development, net	20,417	16,717	3,700	22%
Sales and marketing	4,193	2,471	1,722	70%
Depreciation of property and equipment and amortization of intangible assets	2,116	522	1,594	305%
Impairment loss and write-off of property and equipment and of intangible assets	1,213	—	1,213	100%
Foreign exchange (gain) loss	50	99	(49)	-49%

Operating expenses	39,654	26,585	13,069	49%

Operating loss	39,109	26,862	12,247	46%
Amortization of deferred financing costs and debt discounts	100	12	88	733%
Financial charges (income), net	—	3,870	(3,870)	-100%
Equity participation in losses of equity method investments	274	—	274	100%

Loss before income taxes	39,483	30,744	8,739	28%
Income taxes	55	108	(53)	-49%

Net loss	39,538	30,852	8,686	28%

Net loss attributable to:
BioAmber Inc. shareholders	39,351	30,621	8,730	29%
Non-controlling interest	187	231	(44)	-19%

	39,538	30,852	8,686	28%

Product sales

Product sales increased from $560,000 for the year ended December 31, 2011 to $2,291,000 for the year ended December 31, 2012 due to an increase in the quantity of product sold and an increase in the average selling price of product in local currency (Euros).

Supply contracts generated $1,953,000 and $427,000 for the years ended December 31, 2012 and 2011, respectively. Non-contracted sales generated $338,000 and $133,000 of these revenues for the years ended December 31, 2012 and 2011, respectively.

Cost of goods sold

Cost of goods sold increased from $837,000 for the year ended December 31, 2011 to $1,746,000 for the year ended December 31, 2012 due to an increase in the quantity of product sold, which was partially offset by a reduction in the production costs per unit. A portion of our sales in 2011 were of product produced in prior periods, which had a cost basis of zero. The cost of the product was expensed as part of our research and development efforts.

General and administrative expenses

General and administrative expenses increased by $4.9 million to $11.7 million for the year ended December 31, 2012 as compared to $6.8 million for the year ended December 31, 2011. The increase is primarily due to expensing, in the third quarter of 2012, of $3.1 million of financing costs associated with our planned initial public offering that were initially deferred. These financing costs mainly consisted of legal, accounting and printing fees and were subsequently charged to general and administrative expense as it was determined that the initial public offering was delayed for greater than 90 days. In addition, salaries and benefits increased by $838,000 as a result of increases in headcount and salaries. The stock-based compensation expense attributable to administrative staff increased by $865,000 due to new stock options being granted as signing bonuses during the year. The increase was also due to increases in legal fees of $32,000, insurance expenses of $163,000 and rent expenses of $39,000, which were all in line with our expansion strategy.

Research and development expenses, net

Research and development expenses, net, increased by $3.7 million to $20.4 million for the year ended December 31, 2012 as compared to $16.7 million for the year ended December 31, 2011. This was driven primarily by the increase in personnel costs, which resulted from hiring additional personnel to continue our research and development of bio-succinic acid, bio-based 1,4 BDO, and adipic acid. Salaries and benefits increased by $2.3 million due to the increase in headcount. The stock based compensation expense attributable to research and development staff increased by $2.8 million due to new stock options being granted as signing bonuses. The increase attributable to our intensification of our development work in bio-based 1,4 BDO and adipic acid was $0.9 million and $1.8 million, respectively. Royalties and legal and maintenance costs associated with patents increased by $1.0 million, which is mostly attributable to the adipic acid platform and a higher number of applications filed during the year. The foregoing increases were partially offset by decreases in research expenses of $2.4 million due to completion of projects in Pomacle, France, costs performed by third parties which decreased by $1.4 million and other costs such as consulting fees which decreased by $1.3 million.

Sales and marketing expenses

Sales and marketing expenses increased by $1.7 million to $4.2 million for the year ended December 31, 2012 as compared to $2.5 million for the year ended December 31, 2011 primarily due to the increase in personnel costs. Salaries and benefits increased by $855,000 as a result of increases in headcount and salaries. The increase was also due to increases in business development and travel expenses, which increased by $625,000 and $419,000 respectively. The increase was partially offset by a decrease in the stock-based compensation expense attributable to sales and marketing staff by $176,000.

Depreciation of property and equipment and amortization of intangible assets

Depreciation of property and equipment and amortization of intangible assets expense increased by $1.6 million to $2.1 million for the year ended December 31, 2012 as compared to $522,000 for the year ended December 31, 2011. This increase was primarily due to the completion of $8.1 million of acquired in-process research and development associated with the acquisition of Bioamber S.A.S. As the research and development was deemed to be substantially complete, the related intangible asset was no longer considered to have an indefinite life and started to be amortized over a five year useful life.

Impairment loss and write-off of intangible assets

In the fourth quarter of 2012, we wrote off $1.2 million of unamortized value of the Sinoven Biopolymer Inc patents and in-process research and development related to the proprietary technology for modifying polybutylene succinate. We carried out testing and concluded that the technology would not meet regulatory approval in the near term for its intended initial application and that alternatives would take significant incremental cost and time. As a result of this assessment, we decided to suspend development, given other market development priorities.

Financial charges

Financial charges decreased by $3.9 million to zero for the year ended December 31, 2012 as compared to $3.9 million for the year ended December 31, 2011. The financial charges for the year ended December 31, 2011 included amounts representing the increase in estimated fair value of the contingent consideration payable in connection with the Sinoven acquisition as well as the estimated fair value of the warrants issued in connection with the conversion of the convertible notes in April 2011.

Equity participation in losses of equity method investments

Equity participation in losses of equity method investments increased by $274,000 for the year ended December 31, 2012. This increase is due to losses incurred by AmberWorks LLC, a joint venture that was formed on February 15, 2012.

Liquidity and Capital Resources

From inception through December 31, 2013, we have funded our operations primarily through an aggregate of $160.8 million from issuance of equity securities and exercised warrants and options, $7.8 million from issuance of convertible notes, CAD $12.2 million from loan and grants proceeds from various Canadian government agencies and $24.2 million from a loan with HTGC.

In the periods ended December 31, 2012 and March 31, 2013 there was substantial doubt raised about the Company’s ability to continue as a going concern because of the Company’s recurring operating losses, negative cash flows from operating activities, the uncertainty of efforts to raise additional capital and the ability to execute on the Company’s plans. Subsequent to these reporting periods the Company raised $71.7 million from the completion of an IPO on May 9, 2013, raised net proceeds of $24.2 million from the closing of a three year term loan with HTGC and received CAD $1.9 million of loan proceeds from FEDDEV. The expected cash needs for the construction of our manufacturing facility in Sarnia, Ontario are $125.0 million, of which $45.5 million is expected to be funded by us through a portion of the net proceeds of the IPO, available cash, low-interest loans, governmental grants and the term loan with HTGC. We plan to begin commissioning and start-up of this facility by the end of 2014 or early 2015. In addition, we will require funds of $34 million over the next 15 months to fund our research and development programs and for general corporate purposes. In January 2014, we received an equity investment of CAD $9 million in our Sarnia venture. We also secured an additional CAD $10 million interest free loan from the Minister of Agriculture and Agri-food Canada to be made in 2014, and are in the process to secure a CAD $20 million additional loan from government agencies subject to certain conditions. Our cash on hand at December 31, 2013 was $83.7 million. Based on these funding activities, the additional equity expected from our partner Mitsui, the cash on hand at December 31, 2013, combined with the previously committed funding from grants and loans not yet drawn upon totaling CAD $22.8 million, it was determined that there no longer is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. This situation will be reviewed and analyzed in each future reporting period.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of covenants provided in each of these agreements. None of these covenants have any financial ratio or debt ratio requirements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(27,525)	$(32,276)	$(20,053)
Net cash used in investing activities	(12,788)	(7,630)	(61)
Net cash provided by financing activities	99,923	16,672	66,808

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the year ended December 31, 2013 of $27.5 million reflected our net loss of $33.8 million, which was adjusted for non-cash net charges, of $6.7 million and a negative change in operating assets and liabilities of $420,000. Non-cash expense adjustments included depreciation and amortization of assets of $1.2 million, stock-based compensation of $6.7 million, and the impairment loss and write-off of property and equipment and of intangible assets of $8.6 million. Non-cash gain adjustments included the gain on the mark-to-market accounting for warrants that were part of the units issued in our IPO of $10.3 million and the gain on debt extinguishment of $ 0.3 million. The change in operating assets and liabilities is a net outflow of $420,000 due to an increase in current assets which offsets an increase in current liabilities.

Cash used in operating activities during the year ended December 31, 2012 of $32.3 million reflected our net loss of $39.5 million, which was adjusted for non-cash charges of $13.0 million and a negative change in operating assets and liabilities of $5.8 million. Non-cash adjustments included depreciation and amortization of assets of $2.1 million, impairment loss and write-off of intangible assets of $1.2 million, stock-based compensation of $7.4 million, write-off of initial public offering costs of $1.8 million and equity participation in losses of equity method investments of $274,000. The change in operating assets and liabilities is a net outflow of $5.8 million due to an increase in current assets and a decrease in current liabilities.

Cash used in operating activities during the year ended December 31, 2011 of $20.1 million reflected our net loss of $30.9 million, which was adjusted for non-cash charges of $8.3 million and a positive change in operating assets and liabilities of $2.5 million. Non-cash adjustments included depreciation and amortization of assets of $523,000, stock-based compensation of $3.9 million, and financial charges of $3.9 million. The change in operating assets and liabilities is a net inflow of $2.5 million due to an increase in current liabilities and a decrease in other assets.

Investing activities

Cash used in investing activities during the year ended December 31, 2013 of $12.8 million represented property and equipment purchases related to the building of our facility in Sarnia, Ontario.

Cash used in investing activities during the year ended December 31, 2012 of $7.6 million included $1.0 million for an equity method investment and $6.6 million of property and equipment purchases related to building our planned facility in Sarnia, Ontario.

Cash used in investing activities during the year ended December 31, 2011 of $61,000 included $61,000 of property and equipment purchases.

Financing activities

Cash provided by financing activities during the year ended December 31, 2013 of $99.9 million included $71.7 million net proceeds from the completion of our IPO, $24.2 million in net proceeds from the three year term loan from HTGC, $2.8 million from loans and grants for the construction of our planned facility in Sarnia, Ontario, partially offset by $140,000 of a cash consideration paid for the forfeiture of 70,000 shares by Sinoven’s selling shareholders.

Cash provided by financing activities during the year ended December 31, 2012 of $16.7 million included $10.0 million from the issuance of shares of common stock through a private placement and $6.7 million from loans and grants for the construction of our planned facility in Sarnia, Ontario.

Cash provided by financing activities during the year ended December 31, 2011 of $66.8 million included $65.7 million from the issuance of shares of common stock through a private placement, the issuance of convertible notes, and the issuance of shares by a subsidiary. In addition, we obtained a loan with a face value of $494,000 and an advance on a grant of $2.0 million. The overall inflow was offset by an outflow of $1.4 million of costs incurred that were related to the preparation of our initial public offering.

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office spaces and contractual commitments related to license agreements. The following table summarizes these contractual obligations at December 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt (including interest payments)	$36,246	$8,948	$22,558	$2,683	$2,057
Operating leases(1)	1,063	490	573	—	—
Minimum royalty payments(2)	10,204	602	1,191	1,529	6,882
Purchase commitments(3)	26,393	642	4,632	6,631	14,488

Total	$73,906	$10,682	$28,954	$10,843	$23,427

(1)	We lease our premises and other assets under various operating leases.
(2)	We entered into exclusive license agreements that provide for the payment of minimal annual royalties. As of December 31, 2013, we had contractual agreements with 9 partners that involve minimum annual royalties. The royalties that we owe are in return for use of proprietary tools, patents and know-how. The actual expenses incurred amounted to a total of $1.2 million, $1.4 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively and are included in research and development expenses in the consolidated statements of operations.
(3)	BioAmber Sarnia entered into a supply steam agreement and a service agreement with LANXESS Inc, which includes fixed minimum annual payments. As of December 31, 2013, no disbursement was made regarding these agreements.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $83.7 million at December 31, 2013. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose constructing our planned facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with Hercules Technology Growth Capital, Inc. bears interest at U.S. Prime Rate plus 6.50% with an interest rate floor at the current rate of 10%. If the U.S. Prime Rate were to increase, the interest rate for the remaining term of the loan would increase.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BioAmber Inc.

We have audited the accompanying consolidated balance sheets of BioAmber Inc. and subsidiaries (a development stage company) (the “Company”) as at December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and for the period from October 15, 2008 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BioAmber Inc. and subsidiaries as at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 and for the period from October 15, 2008 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The Company is a development stage enterprise engaged in research and development of its technology, building customer relations, attracting key personnel members, raising capital and construction of its planned manufacturing facility. As discussed in Note 2 to the financial statements, successful completion of the Company’s development programs and the attainment of profitable operations are dependent upon future events, including, among other things, its ability to access potential markets, securing additional financing, constructing a manufacturing facility, retaining qualified personnel, developing strategic alliances and achieving level of revenues adequate to support the Company’s cost structure.

Montreal, Canada

/s/ Deloitte LLP1

March 28, 2014

[1]	CPA auditor, CA, public accountancy permit No. A109522

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Operations

	Year Ended December 31			Period from October 15, 2008 (inception) to December 31, 2013
	2013	2012	2011
	$	$	$	$
Revenues
Licensing revenue from related parties (Note 19)	—	—	—	1,300,580
Product sales	2,665,237	2,291,367	560,252	5,516,856

Total revenues	2,665,237	2,291,367	560,252	6,817,436
Cost of goods sold excluding depreciation and amortization (Note 19)	2,689,019	1,745,926	836,958	5,271,903

Gross profit (loss)	(23,782)	545,441	(276,706)	1,545,533
Operating expenses
General and administrative	9,757,028	11,665,751	6,775,905	31,983,396
Research and development, net	16,579,236	20,416,878	16,716,821	60,416,331
Sales and marketing	4,730,036	4,193,440	2,470,766	11,556,044
Depreciation of property and equipment and amortization of intangible assets	1,164,582	2,115,948	522,754	4,812,115
Impairment loss and write-off of property and equipment and of intangible assets (Note 2)	8,619,405	1,212,690	—	9,960,743
Foreign exchange (gain) loss	305,874	49,728	98,934	559,199

Operating expenses	41,156,161	39,654,435	26,585,180	119,287,828

Operating loss	41,179,943	39,108,994	26,861,886	117,742,295
Amortization of deferred financing costs and debt discounts	240,463	99,933	11,969	525,972
Financial charges (income), net (Note 13)	(7,433,109)	—	3,870,548	(1,790,174)
Gain on debt extinguishment (Note 11)	(314,305)	—	—	(314,305)
Interest revenue from related parties (Note 19)	—	—	—	(161,771)
Equity participation in losses of equity method investments (Note 6)	15,496	274,471	—	7,063,077
Gain on re-measurement of Bioamber S.A.S (Note 4)	—	—	—	(6,215,594)

Loss before income taxes	33,688,488	39,483,398	30,744,403	116,849,500
Income taxes (Note 16)	102,794	55,065	108,000	(634,141)

Net loss	33,791,282	39,538,463	30,852,403	116,215,359

Net loss attributable to:
BioAmber Inc. shareholders	33,217,758	39,351,050	30,621,159	115,043,948
Non-controlling interest	573,524	187,413	231,244	1,171,411

	33,791,282	39,538,463	30,852,403	116,215,359

Net loss per share attributable to BioAmber Inc. shareholders—basic	$2.13	$3.82	$3.89
Weighted-average of common shares outstanding—basic	15,590,814	10,296,633	7,864,371

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Comprehensive Loss

	Year Ended December 31			Period from October 15, 2008 (inception) to December 31, 2013
	2013	2012	2011
	$	$	$	$
Net loss	33,791,282	39,538,463	30,852,403	116,215,359
Foreign currency translation adjustment	339,000	(511,889)	257,615	332,368

Total comprehensive loss	34,130,282	39,026,574	31,110,018	116,547,727

Total comprehensive loss attributable to:
BioAmber Inc. shareholders	33,496,772	38,940,762	30,878,774	115,417,933
Non-controlling interest	633,510	85,812	231,244	1,129,794

	34,130,282	39,026,574	31,110,018	116,547,727

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Balance Sheets

	As of December 31, 2013	As of December 31, 2012
	$	$
Assets
Current assets
Cash (Note 11 iv) )	83,728,199	25,072,337
Accounts receivable	754,987	596,171
Inventories (Note 7)	2,415,402	1,894,319
Prepaid expenses and deposits (Note 7)	5,131,367	2,364,934
Valued added tax, income taxes and other receivables	2,262,139	1,969,681
Deferred financing costs (Note 11)	671,270	16,741

Total current assets	94,963,364	31,914,183
Property and equipment, net (Note 8)	13,554,279	3,650,984
Investment in equity method investments (Note 6)	710,033	725,529
Intangible assets, net (Note 9)	4,158,550	13,050,153
Goodwill	692,788	662,972

Total assets	114,079,014	50,003,821

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 10)	7,081,471	4,677,920
Income taxes payable (Note 16)	1,120,669	982,658
Accounts payable Agro-industries Recherches et Développements (“ARD”) (Note 19)	29,497	197,019
Deferred grants (Note 12)	3,061,140	3,711,356
Short-term portion of long-term debt (Note 11)	6,520,263	183,177

Total current liabilities	17,813,040	9,752,130
Long-term debt (Note 11)	23,209,629	2,416,616
Warrants financial liability (Note 15)	5,840,000	—
Other long-term liabilities	82,500	37,500

Total liabilities	46,945,169	12,206,246

Commitments and contingencies (Note 14)
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 18,558,369 and 10,349,815 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	185,584	103,498
Additional paid-in capital	177,275,934	113,780,846
Warrants	2,964,335	3,074,957
Deficit accumulated during the development stage	(115,043,950)	(81,826,192)
Accumulated other comprehensive loss	(373,983)	(94,969)

Total BioAmber Inc. shareholders’ equity	65,007,920	35,038,140
Non-controlling interest	2,125,925	2,759,435

Total shareholders’ equity	67,133,845	37,797,575

Total liabilities and equity	114,079,014	50,003,821

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

	Common stock		Series A Participating Convertible Preferred shares		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive loss	Non- controlling interest	Total Shareholders’ equity
	Shares	Par value	Shares	Par value		Shares	Value
		$		$	$		$	$	$	$	$
Balance, June 30, 2009	408,100	4,081	1,177,925	11,779	3,691,382	1,522,465	2,118,563	(1,850,906)	(4,120)	—	3,970,779
Issuance of shares of common stock pursuant to the conversion of warrants (Note 15)	696,500	6,965	—	—	3,992,935	—	—	—	—	—	3,999,900
Issuance of shares of common stock pursuant to private placement, net of issuance costs of $589,854 (Note 15)	1,393,070	13,931	—	—	7,396,417	—	—	—	—	—	7,410,348
Issuance of warrants pursuant to private placement (Note 15)	—	—	—	—	(244,373)	66,185	244,373	—	—	—	—
Conversion of preferred shares to shares of common stock pursuant to private placement (Note 15)	1,177,925	11,779	(1,177,925)	(11,779)	—	—	—	—	—	—	—
Warrants exercised	82,355	824	—	—	156,445	(82,355)	(54,302)	—	—	—	102,967
Warrants expired			—	—	11,769	(29,050)	(11,769)	—	—	—	—
Stock options exercised (Note 15)	7,000	70	—	—	7,434	—	—	—	—	—	7,504
Acquisition of Sinoven Biopolymers Inc	—	—	—	—	—	—	—	—	—	339,142	339,142
Stock-based compensation (Note 15)	—	—	—	—	470,325	—	—	—	—	—	470,325
Net loss	—	—	—	—	—	—	—	(7,992,216)	—	(77,306)	(8,069,522)
Foreign currency translation	—	—	—	—	—	—	—	—	(646,824)	—	(646,824)

Balance, June 30, 2010	3,764,950	37,650	—	—	15,482,334	1,477,245	2,296,865	(9,843,122)	(650,944)	261,836	7,584,619

The accompanying notes are integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

	Common stock		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive income (loss)	Non- controlling interest	Total Shareholders’ equity
	Shares	Par value		Shares	Value
		$	$		$	$	$	$	$
Balance, June 30, 2010	3,764,950	37,650	15,482,334	1,477,245	2,296,865	(9,843,122)	(650,944)	261,836	7,584,619
Expired warrants	—	—	7,879	(7,350)	(7,879)	—	—	—	—
Issuance of common stock pursuant to the acquisition of Bioamber S.A.S (Note 4).	1,107,540	11,075	7,333,149	—	—	—	—	—	7,344,224
Stock-based compensation	—	—	635,284	—	—	—	—	—	635,284
Net loss	—	—	—	—	—	(2,010,861)	—	(101,923)	(2,112,784)
Foreign currency translation	—	—	—	—	—	—	403,302	—	403,302

Balance, December 31, 2010	4,872,490	48,725	23,458,646	1,469,895	2,288,986	(11,853,983)	(247,642)	159,913	13,854,645

Balance, December 31, 2010	4,872,490	48,725	23,458,646	1,469,895	2,288,986	(11,853,983)	(247,642)	159,913	13,854,645
Issuance of common stock pursuant to private placement, net of issuance costs of $231,374	3,887,485	38,875	40,730,500	—	—	—	—	—	40,769,375
Issuance of common stock pursuant to private placement, net of issuance costs of $31,230 (Note 15)	702,135	7,021	19,962,566	—	—	—	—	—	19,969,587
Issuance of common stock pursuant to conversion of unsecured convertible notes, net of costs of $8,626 (Note 15)	379,155	3,792	3,986,475	—	—	—	—	—	3,990,267
Issuance of warrants pursuant to a private placement	—	—	—	94,745	810,448	—	—	—	810,448
Release of common stock to Sinoven owners (Note 5)	70,000	700	1,228,400	—	—	—	—	—	1,229,100
Warrants exercised	45,500	455	97,164	(45,500)	(9,902)	—	—	—	87,717
Warrants expired	—	—	14,254	(59,850)	(14,254)	—	—	—	—
Stock options exercised	7,000	70	7,434	—	—	—	—	—	7,504
Stock-based compensation	—	—	3,905,478	—	—	—	—	—	3,905,478
Net loss	—	—	—	—	—	(30,621,159)	—	(231,244)	(30,852,403)
Acquisition of non-controlling interest	—	—	2,984,550	—	—	—	—	3,950	2,988,500
Contribution by non-controlling interest	—	—	—	—	—	—	—	2,912,628	2,912,628
Foreign currency translation	—	—	—	—	—	—	(257,615)	—	(257,615)

Balance, December 31, 2011	9,963,765	99,638	96,375,467	1,459,290	3,075,278	(42,475,142)	(505,257)	2,845,247	59,415,231

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

	Common stock		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive income (loss)	Non- controlling interest	Total Shareholders’ equity
	Shares	Par value		Shares	Value
		$	$		$	$	$	$	$
Balance, December 31, 2011	9,963,765	99,638	96,375,467	1,459,290	3,075,278	(42,475,142)	(505,257)	2,845,247	59,415,231
Issuance of common stock pursuant to private placement, net of issuance costs of $22,254 (Note 15)	351,050	3,510	9,974,146	—	—	—	—	—	9,977,656
Release of shares held in trust	35,000	350	(350)	—	—	—	—	—	—
Warrants expired (Note 15)	—	—	321	(1,435)	(321)	—	—	—	—
Stock-based compensation (Note 15)	—	—	7,431,262	—	—	—	—	—	7,431,262
Net loss	—	—	—	—	—	(39,351,050)	—	(187,413)	(39,538,463)
Foreign currency translation	—	—	—	—	—	—	410,288	101,601	511,889

Balance, December 31, 2012	10,349,815	103,498	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575

Balance, December 31, 2012	10,349,815	103,498	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575
Release of shares held in trust (Note 5)	63,000	630	(630)	—	—	—	—	—	—
Cancellation of shares (Note 5)	—	—	(140,000)	—	—	—	—	—	(140,000)
Stock-based compensation (Note 15)	—	—	6,731,539	—	—	—	—	—	6,731,539
Issuance of units, net of issuance costs (Note 15)	8,000,000	80,000	56,635,709	—	—	—	—	—	56,715,709
Warrants exercised (Note 15)	145,554	1,456	268,470	(145,554)	(110,622)	—	—	—	159,304
Net loss	—	—	—	—	—	(33,217,758)	—	(573,524)	(33,791,282)
Foreign currency translation	—	—	—	—	—	—	(279,014)	(59,986)	(339,000)

Balance, December 31, 2013	18,558,369	185,584	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Cash Flows

	Year Ended December 31,			Period from October 15, 2008 (inception) to December 31, 2013
	2013	2012	2011
	$	$	$	$
Cash flows from operating activities
Net loss	(33,791,282)	(39,538,463)	(30,852,403)	(116,215,359)
Adjustments to reconcile net loss to cash:
Stock-based compensation	6,731,539	7,431,262	3,905,478	19,370,885
Depreciation of property and equipment and amortization of intangible assets	1,164,582	2,115,948	522,754	4,812,115
Impairment loss and write-off of property and equipment and of intangible assets (Note 2)	8,619,405	1,212,690	—	9,960,743
Amortization of deferred financing costs and debt discounts	240,463	99,933	11,969	525,972
Write-off of IPO costs	—	1,828,074	—	1,828,074
Equity participation in losses of equity method investments	15,496	274,471	—	7,063,077
Other long-term liabilities	45,000	37,500	—	82,500
Gain on re-measurement of Bioamber S.A.S (Note 4)	—	—	—	(6,215,594)
Financial charges (income), net (Note 13)	(9,815,293)	—	3,870,548	(4,172,358)
(Gain) loss on debt extinguishment (Note 11)	(314,305)	—	—	(314,305)
Deferred income taxes	—	55,065	108,000	(736,935)

Changes in operating assets and liabilities		—
Change in accounts receivable	(158,816)	(596,171)	—	(754,987)
Change in accounts receivable from Bioamber S.A.S.	—	—	—	(5,963,869)
Change in inventories	(521,083)	(1,894,319)	—	(2,415,402)
Change in prepaid expenses and deposits	(2,488,544)	(2,105,002)	52,556	(4,890,664)
Change in research and development tax credits receivable, value added tax, income taxes and other receivables	(61,012)	(596,632)	969,855	475,171
Change in accounts payable to ARD	(144,371)	(278,993)	(1,325,263)	408,906
Change in accounts payable and accrued liabilities	2,953,225	(321,420)	2,683,547	4,249,422

Net cash used in operating activities	(27,524,996)	(32,276,057)	(20,052,959)	(92,902,608)

Cash flows from investing activities
Acquisition of property and equipment	(12,788,350)	(6,630,073)	(60,774)	(19,516,655)
Cash consideration paid on the acquisition of Sinoven	—	—	—	(20)
Investment in equity method investments	—	(1,000,000)	—	(1,000,000)
Net cash from acquisition of Bioamber S.A.S. (Note 4)	—	—	—	1,016,969

Net cash used in investing activities	(12,788,350)	(7,630,073)	(60,774)	(19,499,706)

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Cash Flows

	Year Ended December 31,			Period from October 15, 2008 (inception) to December 31, 2013
	2013	2012	2011
	$	$	$	$
Cash flows from financing activities
Issuance of bridge loan	—	—	—	585,000
Repayment of bridge loan	—	—	—	(585,000)
Deferred financing costs	(792,960)	—	(1,382,356)	(2,175,316)
Issuance of long-term debt (Note 11)	26,692,204	2,238,784	494,200	29,425,188
Government grants (Note 12)	1,141,242	4,455,358	1,959,726	7,556,326
Proceeds from issuance of convertible notes, net of financing costs	—	—	1,991,374	7,805,798
Net proceeds from issuance of common shares	159,304	9,977,656	60,832,872	78,490,751
Proceeds from issuance of shares by a subsidiary	—	—	2,912,628	2,912,628
Net proceeds on issuance of units (Note 15)	72,863,709	—	—	72,863,709
Cancellation of shares (Note 5)	(140,000)	—	—	(140,000)

Net cash provided by financing activities	99,923,499	16,671,798	66,808,444	196,739,084

Foreign exchange impact on cash	(954,291)	350,528	(6,108)	(608,571)
Increase (decrease) in cash	58,655,862	(22,883,804)	46,688,603	83,728,199
Cash, beginning of period	25,072,337	47,956,141	1,267,538	—

Cash, end of period	83,728,199	25,072,337	47,956,141	83,728,199

Supplemental cash flow information:
Non-cash transactions:
Shares and warrants issued in connection with the spin-off transaction	—	—	—	4,011,220
Conversion of convertible notes into common shares (Note 15)	—	—	1,999,447	5,999,347
Conversion of preferred shares into common shares	—	—	—	11,779
Acquisition of Sinoven—contingent consideration	—	—	—	1,005,000
Acquisition of Bioamber S.A.S. common stock	—	—	—	7,344,224
Warrants issued in connection with the bridge loan and closing of private placement	—	—	810,448	810,448
Deferred financing costs related to IPO not yet paid	—	—	462,459	462,459
Construction-in-progress (CIP) costs not yet paid	2,646,963	162,226	—	2,646,963
Amortization of debt discounts capitalized to CIP	300,000	—	—	300,000

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Notes to Consolidated Financial Statements

For the Years ended December 31, 2013, 2012 and 2011

1. Description of the business

BioAmber Inc. (the “Company” or “BioAmber”) is a bio-based chemicals company. BioAmber’s goal is to develop commercially viable, intellectual property (“IP”) protected technologies that use industrial biotechnology to produce chemical building blocks in fermentation broth, and subsequently use chemical processing to isolate and purify the building blocks from the broth and transform them into a range of value added chemicals.

The Company was incorporated in the State of Delaware in October 2008 and was established as the result of the spin-off of certain assets from Diversified Natural Products, Inc. (“DNP”) as described in Note 3. These assets consisted principally of an intellectual property portfolio, which pertained to the production of succinic acid from renewable feedstock and was used in selected applications and derivative products.

As described in Note 4, in September 2010, the Company acquired the 50% interest in its joint venture (“JV”) Bioamber S.A.S. that it did not already own. As a result, Bioamber S.A.S. is wholly owned by the Company. Concurrent with this acquisition, the Company changed its name from DNP Green Technology, Inc. to BioAmber Inc. and changed its fiscal year end from June 30 to December 31.

2. Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and comprise the financial position and results of operations of BioAmber Inc., and all its subsidiaries, which include BioAmber Canada Inc., Bioamber S.A.S., Sinoven Biopolymers Inc and BioAmber Sarnia Inc. Intercompany balances and transactions have been eliminated upon consolidation. The Financial Accounting Standards Board (“FASB”) sets GAAP to ensure financial condition, results of operations and cash flows are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“FASB ASC”).

The Company’s activities since inception have consisted principally of research and development of its technology, building customer relations, attracting key personnel, raising capital and construction of its planned manufacturing facility. Accordingly, the Company is considered to be in the development stage as of December 31, 2013 and for all prior periods presented as defined by FASB ASC 915, Development Stage Entities. The revenues generated to date are of a limited number of shipments of commercial quantities. The Company expects to generate commercial scale revenues only upon the completion of construction and active operations of the planned manufacturing facility in Sarnia, Ontario. Successful completion of the Company’s development programs and ultimately the attainment of profitable operations are dependent on future events including, among other things, its ability to access potential markets, secure additional financing, construct a manufacturing facility, develop a customer base, attract, retain and motivate qualified personnel, develop strategic alliances and achieve a level of revenue adequate to support the Company’s cost structure. Although management believes that the Company will be able to successfully fund its operations there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant areas requiring the use of significant management estimates include fair value determination of assets, liabilities and consideration paid or payable in connection with business acquisitions, contingent consideration, fair value of intangible assets and goodwill, useful lives of intangible assets, income taxes, stock-based compensation and fair value of certain debt and equity instruments.

Fair value of financial instruments

The Company applies FASB ASC 820, Fair Value Measurement, which defines fair value and establishes a framework for measuring fair value and making disclosures about fair value measurements. FASB ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of financial instruments and the characteristics specific to them. Financial instruments with readily available quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

There are three levels within the hierarchy that may be used to measure fair value:

Level 1	—	A quoted price in an active market for identical assets or liabilities.

Level 2	—	Significant pricing inputs are observable inputs, which are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.

Level 3	—	Significant pricing inputs are unobservable inputs, which are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Foreign currencies

The functional currency of BioAmber Inc. and Sinoven Biopolymers Inc. (“Sinoven”) is the United States dollar, whereas for BioAmber Canada Inc. and BioAmber Sarnia Inc. the functional currency is the Canadian dollar and for Bioamber S.A.S. it is the Euro. The assets and liabilities of BioAmber Canada Inc., BioAmber Sarnia Inc. and Bioamber S.A.S. are translated into United States dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss). All foreign currency transaction gains and losses resulting from transactions denominated in foreign currencies are recorded as foreign exchange (gain) loss in the consolidated statements of operations.

Cash equivalents

The Company recognizes cash equivalents as highly liquid investments with an original maturity of three months or less at date of purchase. The Company does not have any cash equivalents at the balance sheet dates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company believes it is not exposed to significant credit risk related to cash, cash equivalents and accounts receivable. As of December 31, 2013 and 2012, the Company did not have any provision for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Prior to the Company having any customer orders for sample product, all production and development costs were expensed as part of the Company’s research and development efforts. As a result, certain sales in 2011 and 2012 of product produced in prior periods had a cost basis of zero.

Property and equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method over the following periods:

Furniture and Fixtures	5-8 years
Machinery and Equipment	5-15 years
Computers, Office Equipment and Peripherals	3-7 years

Costs related to repairs and maintenance of property and equipment are expensed in the period in which they are incurred. Upon sale or disposal, the Company writes off the cost of the asset and the related amount of accumulated depreciation. The resulting gain or loss is included in the consolidated statement of operations. Assets in the course of construction are classified as construction in-progress and are carried at cost, net of grants received and any recognized impairment loss. They consist of expenditures directly related to building the manufacturing facility in Sarnia, Ontario. For qualifying assets, cost includes capitalized borrowing costs.

Business combinations

The Company accounts for acquired businesses using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The consideration transferred for the acquisition is the fair values of the assets transferred, the liabilities incurred and the equity interest issued. The consideration transferred includes the fair value of any asset or liability resulting from a contingent consideration arrangement. Acquisition-related costs are expensed as incurred. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair value at the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Intangible assets

Costs incurred in obtaining patents are capitalized and amortized on a straight-line basis over their estimated useful lives of between 5 and 15 years. The Company’s patent portfolio was acquired as part of the spin-off transaction with DNP and the acquisition of Sinoven Biopolymers Inc. The cost of servicing the patents is expensed as incurred.

As required by FASB ASC 805, acquired in-process research and development (IPR&D) through business combinations is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Therefore, such assets are not amortized but are tested for impairment at least annually. Once the research and development activities are deemed to be substantially complete, the assets will be amortized over the related product’s useful life. If the project is abandoned, the assets will be written off if they have no alternative future use. The Company reviews its portfolio of patents and acquired in-process research and development taking into consideration events or circumstances that may affect its recoverable value.

During the fourth quarter of 2012, the Company adopted ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Company now has the option to first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company’s adoption of this update did not have an impact on the Company.

In the fourth quarter of 2012, the Company wrote off $1.2 million of unamortized value of the Sinoven patents and in-process research and development related to the proprietary technology for modifying polybutylene succinate, or mPBS. The Company carried out testing and concluded that the technology would not meet regulatory approval in the near term for its intended initial application and that alternatives would take significant incremental cost and time. As a result of this assessment, the Company decided to suspend development of mPBS, given other market development priorities. Accordingly, in the fourth quarter of 2012, the Company wrote-off the remaining unamortized value of the Sinoven patents in the amount of $398,749 and in-process research and development in the amount of $813,941.

During the second quarter of 2013, the Company’s board of directors approved the transition from an E. coli-based technology to its yeast-based technology to be used in the production process at its manufacturing facility in Sarnia, Ontario. FASB ASC 350 requires evaluating the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The decision to remove the E. coli as the core technology from the Company’s production process required the Company to assess for potential impairment by conducting a recoverability test of this intellectual property (IP) portfolio and determining whether the carrying value of the IP is less than or equal to the fair value of the IP. The test comprised determining the fair value by discounting future cash flows from the future expected sales of succinic acid manufactured using the E. coli technology. The tests indicated that the fair market value was nominal. The non-recurring fair value measure is a level 3 fair value measure. As a consequence, the Company recognized an impairment loss on the intangible assets related to the E. coli technology, comprised of patents and IPR&D acquired as part of the spin-off transaction and the acquisition of Bioamber S.A.S. in the amount of $7.8 million during the second quarter of 2013.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but is reviewed for impairment on an annual basis, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model.

The Company’s goodwill is attributed to its one reporting unit. The Company has selected December 31 as the date to perform its annual impairment test. In testing for impairment of its goodwill, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test described below. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. If the quantitative impairment test is required, the Company must make assumptions regarding estimated future cash flows to be derived from the reporting unit. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill.

If the net book value exceeds its fair value, then the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. In calculating the fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the reporting unit over the amount assigned to its other assets and liabilities is the fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its fair value. There was no impairment of goodwill recorded for the periods ended December 31, 2013, 2012 and 2011.

Asset retirement obligation

Management assesses the potential asset retirement obligation upon acquisition of its assets or entering into lease arrangements. If a reasonable estimate of the fair value of the liability can be made, the Company recognizes the retirement obligation. During the year ended December, 31, 2013, 2012 and 2011 the Company recorded a retirement obligation related to its leased premises in Plymouth, USA, of $45,000, $37,500 and nil respectively, for the cost of restoring the premises on the termination date of the lease. The cumulative amount to be recognized over the 4 years-term of the lease is $180,000.

Long-lived asset impairment

Management assesses the fair value of its long-lived assets in accordance with FASB ASC 360, Property, Plant, and Equipment. At the end of each reporting period, it evaluates whether there is objective evidence of events or changes in business conditions which suggest that an asset may be impaired.

In such cases the Company determines the fair value based upon forecasted cash flows which the assets are expected to generate and the net proceeds expected from their sale. If the carrying amount exceeds the fair value of the assets, estimated by discounting cash flows techniques, an impairment charge is recorded. The impairment charge is determined as the difference between the fair value of the assets and their corresponding carrying value.

As a result of the Company’s board of directors approving the transition from an E. coli-based technology to yeast-based technology in the second quarter of 2013, the Company conducted an analysis of the costs capitalized in construction in-progress to determine whether such costs would still provide future benefits as part of the planned manufacturing facility in Sarnia, Ontario. The assessment conducted by the Company identified certain costs that are no longer useful for a productive process based on its yeast-based technology. Accordingly, the Company recognized a write-off of construction in-progress in an amount of $834,000 during the second quarter of 2013.

Government grants

The Company has entered into arrangements to receive government grants that relate primarily to the construction of facilities. Government grants are recognized when there is reasonable assurance that the grant will be received and that the conditions of the grant have been complied with. Government grants received in advance of complying with the conditions of the grant are deferred until all conditions are met. Government grants related to property and equipment are included in the balance sheet as a reduction of the cost of the asset and result in reduced depreciation expense over the useful life of the asset. Government grants that relate to expenses are recognized in the income statement as a reduction of the related expense or as a component of other income. As of December 31, 2013, $11.5 million has been received in connection with government grants and loans, of which $4.3 million was applied as a reduction of the cost of construction in progress (see Note 12).

Warrants financial liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in FASB ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities were valued using the Black-Scholes pricing model at the date of initial issuance and are valued using the closing value as quoted on the New York Stock Exchange at each subsequent balance sheet date.

The liability is presented as warrants financial liability in the consolidated balance sheet, and changes in the fair value of the warrants are reflected in the consolidated statement of operations as part of financial charges (income), net.

Revenue recognition

Revenue comprises the fair value of the consideration received or receivable for the sale of products and services in the ordinary course of the Company’s activities. Revenue is presented net of discounts.

Revenue is recognized when persuasive evidence of an arrangement exists, the fee is determinable, collectability is reasonably assured and delivery has occurred, which for product revenue is at the time of transfer of title.

Licensing revenue for the use of the Company’s IP is recognized on an accruals basis in accordance with the substance of the relevant agreements.

The Company’s revenues represent sales of bio-succinic acid to a limited number of customers. During the year ended December 31, 2013, 64% of our sales were to International Flavor and Fragrances, Inc, (IFF) and Brenntag. During the year ended December 31, 2012, 63% of our sales were to IFF and Mitsubishi Chemical.

Net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, Earnings per share, under which basic net loss per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the basic weighted-average number of common shares outstanding during the period. Shares issued and reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share (“EPS”) is similar to the computation of the basic EPS except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all of the potentially dilutive shares of common stock had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of those potential shares of common stock such as profit-sharing expenses. Common equivalent shares are excluded from the diluted EPS calculation if their effect is anti-dilutive. Losses have been incurred in each period since inception; accordingly, diluted loss per share is not presented.

	12 months ended December 31, 2013	12 months ended December 31, 2012	12 months ended December 31, 2011
Historical net loss per share:
Net loss attributable to BioAmber Inc.	$33,217,758	$39,351,050	$30,621,159
Net loss per share attributable to BioAmber Inc. shareholders—basic	$2.13	$3.82	$3.89
Weighted-average common shares—basic	15,590,814	10,296,633	7,864,371

Research and development expenses

In accordance with FASB ASC 730, Research and Development, research and development expenses are charged to operations in the period in which they are incurred, net of investment tax credits.

Deferred financing costs

Costs incurred to secure debt are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related debt. Costs incurred in connection with the Company’s initial public offering (“IPO”) of shares were initially deferred and subsequently reclassified to share issuance costs in the statement of shareholders’ equity when the shares were issued. In 2012, it was determined at that time that the IPO would not proceed for a significant period of time, as a result the deferred costs were charged to general and administrative expenses at the date the determination was made.

Borrowing costs

Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time as the assets are substantially ready for their intended use or sale. If active development is interrupted for an extended period, capitalization is suspended. Investment income earned on the temporary investment of specific borrowings pending their expenditure on qualifying assets is deducted from the borrowing costs eligible for capitalization. All other borrowing costs are recognized in profit or loss in the period in which they are incurred.

Stock-based compensation

The Company accounts for its stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Stock options are granted to employees at exercise prices equal to the estimated fair value of the Company’s stock at the grant dates. Stock options vest over two, three or four years and have a term of ten years. Each stock option entitles the holder to purchase one share of common stock which comes from the Company’s authorized shares. Compensation expense is recognized over the period during which an employee is required to provide services in exchange for the award, generally the vesting period.

The Company recognizes stock-based compensation for awards to employees based on the estimated fair value of the awards granted. The fair value method requires the Company to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to employees, and the requisite fair value is recognized as expense on a straight-line basis over the service period of the award.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to non-employees. The measurement of stock-based compensation for non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

The Black-Scholes option pricing model requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price and closing price of the Company’s common stock on the date of grant. Due to the Company’s limited history of grant activity, the Company calculates its expected term utilizing the “simplified method” permitted by the Securities and Exchange Commission (“SEC”), which is the average of the total contractual term of the option and its vesting period. The Company calculates its expected volatility rate from the historical volatilities of selected comparable public companies within its industry, due to a lack of historical information regarding the volatility of the Company’s stock price. The Company will continue to analyze the historical stock price volatility assumption as more historical data for its common stock becomes available. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for zero coupon US Treasury notes with maturities similar to the option’s expected term. The expected dividend yield was assumed to be zero, as the Company has not paid, nor does it anticipate paying, cash dividends on shares of its common stock. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

Environmental liabilities

The nature of the Company’s operations requires compliance with environmental laws and regulations set by the governmental authorities in the jurisdictions in which the Company operates. It will develop policies and practices for the remediation of the effects of release or disposal of materials at its locations. Any resulting environmental liabilities will be recorded when they are probable and management can reliably estimate their amount. As of December 31, 2013, and each prior balance sheet date presented, no environmental liabilities have been identified.

Income taxes

The Company calculates its income tax charge on the basis of the tax laws enacted at the balance sheet date in the countries where the Company and its subsidiaries operate and generate taxable income, in accordance with FASB ASC 740, Income Taxes. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation. It establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Income taxes in the consolidated statements of operations consist of federal, state and foreign jurisdictions income taxes related to the Company and its subsidiaries. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to temporary differences arising from assets and liabilities whose basis are different for financial reporting and income tax purposes.

Deferred taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating losses, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts on the financial statements of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is based on the Company’s best estimate of the recoverability of its deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including future reversals of taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance.

The Company follows guidance for income taxes, which prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The Company accounts for interest and penalties related to uncertain tax positions, if any, as part of tax expense unless it is associated with intercompany profits. The Company recognizes interest and penalties related to uncertain tax positions associated with intercompany profits as prepaid tax expense. This asset is amortized over the life of the assets involved in the intercompany sale.

Research and development tax credits

Bioamber S.A.S. has received government assistance in the form of research and development tax credits from the French taxation authorities, based on qualifying expenditures. These credits were not dependent on ongoing tax status or tax position and accordingly were not considered part of income taxes. The Company recorded these tax credits, as a reduction of research and development expenses, when the Company was able to reasonably estimate the amounts and it was more likely than not they would be received.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment. The chief operating decision-maker is the Chief Executive Officer.

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

3. Spin-off transaction

On December 31, 2008, the Company and DNP entered into an Assignment and Assumption agreement, whereby DNP transferred all the assets and liabilities associated with succinic acid to the Company. In consideration for the transfer of the net assets, the Company issued shares to DNP, as follows:

•	408,065 shares of common stock;

•	1,177,925 Series A participating convertible preferred stock; and

•	Warrants to acquire 656,915 shares of common stock of the Company at prices varying between $1.07 and $2.86 per share expiring between December 9, 2009 and September 11, 2018.

The common stock and the Series A participating convertible preferred stock were equivalent in all material respects other than with regards to the liquidation preference accorded to the preferred shares. The liquidation value was estimated by management and was considered in estimating the carrying value of the preferred shares.

The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions:

Risk-free interest rate	0.53% to 2.94%
Expected life	between less than one year and 9 years
Volatility	83.23% to 98.15%
Expected dividend yield	0%

In February 2009, as planned in the spin-off transaction, DNP distributed its interests in the Company to its shareholders as a dividend-in-kind.

This non-monetary transaction was measured at the fair value of the net assets received based upon a valuation prepared by an independent business appraiser. The resulting values allocated to the assets and liabilities were as follows:

$
Assets
Patents and licenses	4,592,516
Account receivable—Bioamber S.A.S.	936,225
Investment in Bioamber S.A.S.	30,857
Property and equipment	19,765

Total assets	5,579,363
Liabilities
Accounts payable	668,143
Deferred income taxes	900,000

Net assets	4,011,220

4. Acquisition of Bioamber S.A.S.

DNP and Agro-Industrie Recherches et Développements (“ARD”) established an equally-owned JV, named Bioamber S.A.S. in France, to develop and commercialize succinic acid technology.

The respective contributions of the parties to the Bioamber S.A.S. joint venture (“JV”) were as follows:

•	The Company granted Bioamber S.A.S. an exclusive, worldwide sub-license to the IP portfolio as it pertained to succinic acid;

•	ARD agreed to build a plant and grant Bioamber S.A.S. exclusive access to the plant for a period of four years; and

•	ARD agreed to use its existing facilities to produce succinic acid samples until the plant was commissioned.

In accordance with the provisions of FASB ASC 323, Investments—Equity Method and Joint Ventures, the Company recorded its share of Bioamber S.A.S.’s losses in excess of the investment’s book value, as there was an obligation to fund the JV pursuant to the JV agreement. This practice was discontinued on October 1, 2010, the date the Company took control of the subsidiary.

The summarized financial data of Bioamber S.A.S. for the periods during which it was accounted for using the equity method is as follows:

12 Months ended June 30, 2010
$
Operating expenses	8,483,591

Net loss	8,680,022

As at June 30, 2010
$
Current assets	1,432,209

Total assets	1,432,209

Current liabilities	1,019,826
Non-current liabilities	10,928,371

Total liabilities	11,948,197

On September 30, 2010, the Company acquired the 50% interest in Bioamber S.A.S. that it did not already own from ARD. The acquisition was recorded in accordance with FASB ASC 805, Business Combinations. Results of operations of Bioamber S.A.S. are included in the Company’s consolidated financial statements beginning October 1, 2010, the effective date of acquisition of control.

The transaction was as follows:

The fair value of the consideration transferred was as follows:

$
Fair value of 1,107,540 shares of common stock the Company issued to ARD	7,344,224
Cash paid (20,000 Euros) for 50% of the common shares of Bioamber S.A.S.	27,200
Cash received from ARD	(1,000,000)
Fair value of the Company’s equity investment held before acquisition	6,347,000

12,718,424

The allocation of the consideration transferred to the estimated fair value of the assets acquired and liabilities assumed is as follows:

$
Cash	44,169
Research and development tax credits and value added tax receivables	1,906,730
In-process research and development	12,215,000
Goodwill	683,838

14,849,737
Accounts payable and accrued liabilities	(2,131,313)

Net assets	12,718,424

The Company issued 1,107,540 shares of common stock to ARD that had an estimated fair value of $6.63 per share as of the acquisition date and received $1.0 million from ARD in exchange for its interest in Bioamber S.A.S.

ARD’s interest in Bioamber S.A.S. was comprised of i) 50% of Bioamber S.A.S. share capital and ii) a $6.8 million (five million Euros) long-term account receivable due from Bioamber S.A.S. As a result of the Company’s acquisition of ARD’s interest in Bioamber S.A.S., the share capital and the long-term account receivable due from Bioamber S.A.S. are now owned by the Company. The long-term account receivable due from Bioamber S.A.S. is now an intercompany balance, which was eliminated upon consolidation.

At the time ARD’s interest was acquired by the Company, the 50% equity interest originally held by the Company, net of the long-term accounts receivable due from Bioamber S.A.S., was $6.9 million. In accordance with FASB ASC 805, Business Combinations, the net amount was re-measured to its estimated fair value, which resulted in a gain of $6.2 million. The re-measurement gain is presented in the consolidated statement of operations and comprehensive loss.

As of the acquisition date, Bioamber S.A.S. was developing certain proprietary processes and technologies to produce succinic acid (SA) and derivatives such as 1,4 Butanediol (1,4 BDO). Using the income approach, the Company determined the fair value of both the SA and 1,4 BDO technologies based on projections of net future cash flows of both products separately for the next 10 years. The Company discounted the estimated future cash flows to present value using appropriate discount rates and other assumptions, which take into account the stage of completion, nature and timing of efforts for completion, risks and uncertainties, and other key factors to arrive at fair values, as follows:

	Discount Rate	Fair Value
Succinic acid	17%	$11,074,000
1,4 BDO technologies and processes	36%	$1,141,000

		$12,215,000

The goodwill is attributable to the synergies expected to arise from the strategic alliances signed by Bioamber S.A.S. with chemical companies.

Bioamber S.A.S. had no revenues prior and post the acquisition during the period ended December 31, 2010 and incurred a net loss of $3,094,628 for the period October 1 to December 31, 2010. For the year ended June 30, 2010, Bioamber S.A.S. had no revenues and incurred a loss of $8,680,022.

If Bioamber S.A.S. had been acquired on July 1, 2009, there would have been no pro forma consolidated revenues for the six months ended December 31, 2010 and the pro forma consolidated net loss would have been $9.9 million. In addition, for the year ended June 30, 2010, Bioamber S.A.S. had no revenues and incurred a loss of $8.7 million; and there would have been no pro forma consolidated revenues for twelve months ended June 30, 2010 and the pro forma consolidated net loss would have been $12.4 million.

5. Sinoven Biopolymers Inc. (“Sinoven”)

In February 2010, the Company acquired 75% of the shares of common stock of Sinoven, a private company incorporated in the state of Delaware in October 2009. Sinoven has a proprietary technology for modifying PBS, giving it unique properties that the Company believes other biodegradable polymers do not offer. Sinoven sources PBS from third parties and subsequently modifies it.

Purchase consideration

At the time of the acquisition, the purchase price was $1,005,020, of which $20 was paid in cash and the remaining $1,005,000 was the estimated fair value of an obligation to issue 175,000 shares of the Company’s common stock. The shares were held in trust and would only be delivered to the sellers upon the achievement of the following three milestones:

•	35,000 shares when Sinoven obtained a favorable regulatory opinion for use in food contact applications in the U.S.;

•	70,000 shares when Sinoven obtained, delivered and collected, in full, orders for a total of 600 metric tons (“MT”) during a 12-month period after February 2010; and

•	70,000 shares when Sinoven obtains, delivered and collected, in full, orders for a total of 1,200 MT during a 12-month period after February 2010.

If by the third year of operations, following the closing date, Sinoven did not meet the milestones, the remaining shares held in trust would be cancelled. In addition, the Company had the right, at any time, to buy back its common stock for the aggregate price of $1.00.

The contingent purchase consideration payable in shares was recorded as a liability in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, which requires contingent consideration which can be settled in a variable number of shares to be recorded as a liability and marked to market at each reporting date.

In February 2011, the Company released 35,000 shares of common stock to the former Sinoven owners pursuant to achievement of the first milestone.

In addition, the purchase consideration would be increased by a cash payment equal to 50% of the net gross margin generated by the sales of PBS, less budgeted expenses during the next three years following the closing date: the periods from February 1, 2010 to January 31, 2011, 2012 and 2013, respectively.

Sinoven’s forecast at the acquisition date showed operating losses for the three periods; therefore, the Company did not expect to incur any earn-out payment and accordingly no liability was recorded.

The fair value of the consideration transferred was as follows:

$
Cash	20
Fair value of contingent consideration	1,005,000
Non-controlling interest	339,142

1,344,162

The acquisition was recorded in accordance with FASB ASC 805, Business Combinations. The results of operations are included in the Company’s financial statements beginning February 1, 2010, the effective date of acquisition of control.

The allocation of the consideration transferred to the estimated fair values of assets acquired and liabilities assumed was as follows:

$
Assets
Other receivables	486
Patents	542,627
Acquired in-process research and development	813,941

1,357,054
Liabilities
Accounts payable and accrued liabilities	(12,892)

Net assets	1,344,162

The Company allocated the value of the intellectual property between patents, registered in China, and in-process research and development, based on an estimate of their corresponding contribution to the final product formulation.

Sinoven had no revenues and incurred a loss of $276,669 for the five months from February 1 to June 30, 2010. If Sinoven had been acquired on October 12, 2009, the date Sinoven was incorporated, the pro forma consolidated revenues would have been $965,690 and the pro forma consolidated net loss would have been $8,346,191.

On October 1, 2011, the Company entered into an agreement to acquire the 25% of the shares of Sinoven it did not own for cash consideration of $2,500 and the conditions to release the shares held in trust were modified as follows:

a)	the achievements of milestones was removed;

b)	the three year deadline providing for the cancellation of the remaining shares held in trust was removed;

c)	the buyback option was removed;

d)	35,000 shares held in trust were released, and

e)	the remaining 105,000 shares held in trust would be released, subject to the selling shareholders being in the employment of Sinoven as follows:

•	17,500 shares to be released 6 months from the date of the agreement;

•	17,500 shares to be released 12 months from the date of the agreement;

•	35,000 shares to be released 18 months from the date of the agreement; and

•	35,000 shares to be released 24 months from the date of the agreement.

Immediately prior to the change in the release conditions described above, the Company recorded the 140,000 shares held in trust at their estimated fair value of $3,988,000, resulting in the recording of a financial charge of $3,060,100 in the consolidated statement of operations for the year ended December 31, 2011.

The carrying value of the 35,000 shares released on October 1, 2011 in the amount of $997,000 was reclassified from contingent consideration payable to share capital and additional paid-in-capital to reflect the issuance of shares.

The acquisition of the non-controlling interest was recorded as an equity transaction as there was no change of control. As a result, the carrying amount of the non-controlling interest of ($3,950), the purchase price of ($2,500), and the remaining $2,991,000 value of the contingent consideration foregone by the non-controlling shareholders as part of the agreement were reclassified to additional paid-in-capital within shareholders’ equity.

Due to the employment conditions, the fair value of the remaining 105,000 shares held in trust was re-measured as of October 1, 2011, the agreement date, and is considered deferred stock-based compensation. The compensation cost is recorded in accordance with FASB ASC 718, ratably over the period in which the shares vest. The Company recognized $1,121,625, $1,495,500 and $373,875 for the years ended December 31, 2013, 2012 and 2011, respectively, as part of the general and administrative and research and development expenses.

Pursuant to the shares release conditions described above, 17,500 shares were released in each of April and October 2012.

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

	12 Months ended December 31, 2011	Cumulative from inception to December 31, 2011
	$	$
Net loss attributable to BioAmber Inc.	30,621,159	42,475,142

Decrease in additional paid-in capital related to the acquisition of the remaining non-controlling interest in Sinoven it did not own	6,450	6,450
Increase in additional paid-in capital as a result of the removal of the contingent consideration forgone by the non-controlling interest of Sinoven	(2,991,000)	(2,991,000)

Net transfers from non-controlling interest	(2,984,550)	(2,984,550)

Change from net loss attributable to BioAmber Inc. and transfers from non-controlling interest	27,636,609	39,490,592

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

6. Investment in AmberWorks LLC

On February 15, 2012, BioAmber Inc., Sinoven and NatureWorks LLC (“NW”) formed AmberWorks LLC, a JV whose activities are limited to research, development, manufacturing, licensing and sales of certain products and other related activities. Sinoven and NW share expenses and profits in proportion to their respective ownership interest percentage of 50% each. Sinoven provided AmberWorks with a non-exclusive worldwide license, granting AmberWorks the rights to use the Sinoven IP in connection with certain activities of the JV. NW provided AmberWorks with a non-exclusive worldwide license, granting AmberWorks the rights to use certain patents owned by or licensed to NW in connection with certain activities of the JV. NW also undertook to exclusively market, promote and sell the products produced by the JV. Each of Sinoven and NW made equal initial cash contributions of $1 million in order to finance the start-up operations of AmberWorks LLC.

The equity method of accounting is applied to this investment as the ownership structure prevents Sinoven from exercising a controlling influence over operating and financial policies of the business. Under this method, the equity in the net earnings or losses of AmberWorks is reflected as equity participation in losses of equity method investments in the Consolidated Statements of Operations. The effects of material intercompany transactions with AmberWorks are eliminated, including the gross profit on sales to and purchases from the investment, until the time of sale to a third party customer.

AmberWorks had revenue of nil and $45,893 and a net loss of $30,992 and $548,942, for the year ended December 31, 2013 and 2012, respectively. Sinoven’s share of the net loss amounted to $15,496 and $274,471 for those periods.

AmberWorks had total assets of $1,420,066 and $1,484,611 and total liabilities of nil and $33,553 as of December 31, 2013 and December 31, 2012, respectively. Sinoven’s share of net assets amounted to $710,033 and $725,529 as of those periods.

7. Inventories and Prepaid expenses and deposits

The Company had $2.4 million and $1.9 million of finished goods inventory as of December 31, 2013 and December 31, 2012, respectively.

The Company had $5.1 million and $2.4 million of prepaid expenses and deposits as of December 31, 2013 and December 31, 2012, respectively, which was comprised primarily of deposits made to secure the purchase of equipment and advances for the construction of the manufacturing facility in Sarnia, Ontario.

8. Property and equipment

	Estimated Useful Life	December 31, 2013	December 31, 2012
	(years)
		$	$
Land		316,689	338,550
Furniture and fixtures	5 - 8	80,081	51,354
Machinery and equipment	5 - 15	747,549	328,595
Computers, office equipment and peripherals	3 - 7	238,143	180,689
Construction in-progress		16,784,763	5,851,247
Grants applied to construction in-progress		(4,338,168)	(2,978,689)

		13,829,057	3,771,746
Less: accumulated depreciation		(274,778)	(120,762)

Property and equipment, net		13,554,279	3,650,984

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $162,614 and $80,654 for the years ended December 31, 2013 and 2012.

9. Intangible assets

	December 31, 2013	December 31, 2012
	$	$
Intellectual property, patents and licenses:
Beginning balance	12,664,197	5,006,495
Completion of in-process research and development	—	8,056,451
Write-off of patents and completed IPR&D	(7,785,384)	(398,749)

	4,878,813	12,664,197
Foreign currency translation adjustment	(350,074)	(245,823)

	4,528,739	12,418,374
Less: accumulated amortization	(4,528,739)	(3,526,771)

Intellectual property, patents and licenses, net	—	8,891,603
Acquired in-process research and development:
Beginning balance	4,158,550	13,028,942
Completion of in-process research and development	—	(8,056,451)
Write-off of in-process research and development	—	(813,941)

Acquired in-process research and development, net	4,158,550	4,158,550

Intangible assets, net	4,158,550	13,050,153

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $1,001,968 and $2,035,294 for the years ended December 31, 2013 and 2012, respectively.

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2013	December 31, 2012
	$	$
Trade accounts payable	4,020,205	3,196,160
Accrued payroll and bonus	2,291,369	1,122,566
Consulting and legal fees	203,958	167,774
Other	565,939	191,420

Total	7,081,471	4,677,920

11. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of a manufacturing facility in Sarnia, Ontario, Canada:

i)	Sustainable Jobs and Investment Fund (SJIF)

On September 30, 2011, BioAmber Sarnia Inc. (“BioAmber Sarnia”) and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $14,103,000 when converted into U.S. dollars as of December 31, 2013, was granted to BioAmber Sarnia, according to the following principal terms:

•	the loan is interest free during the first five years provided BioAmber Sarnia creates or retains an average of 31 jobs per year, calculated on an annual basis;

•	the loan will bear interest from the fifth anniversary date of its disbursement at an annual rate of 3.98% (or 5.98% if BioAmber Sarnia does not fully achieve the cumulative job target for the first five years);

•	the principal will be repayable in five annual equal installments from the sixth anniversary date of the disbursement of the loan;

•	the loan is secured by a guarantee from BioAmber and Mitsui & Co., Ltd., the non-controlling shareholder of BioAmber Sarnia, (the guarantee being limited to its percentage of ownership held in BioAmber Sarnia); and

•	secured by (i) a general security agreement representing a valid charge on BioAmber Sarnia’s present and future accounts receivable, inventory, equipment and other personal property and (ii) a valid charge against the leasehold interest on the portion of the real property located in Sarnia Ontario, Canada and leased to BioAmber Sarnia.

During March 2013, BioAmber Sarnia received the first disbursement of CAD$929,000, or $873,922 when converted into U.S. dollars as of December 31, 2013. The loan was originally recorded at $468,342 when converted into U.S. dollars as of December 31, 2013, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $405,580 when converted into U.S. dollars as of December 31, 2013 was recorded as a short term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

ii)	Sustainable Chemistry Alliance (SCA)

In November 2011, BioAmber Sarnia Inc. entered into a loan agreement with Sustainable Chemistry Alliance in the amount of CAD$500,000, or $470,100 when converted into U.S. dollars as of December 31, 2013. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed $45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender.

The loan was originally recorded at $243,866, when converted into U.S. dollars as of December 31, 2013, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $226,234 was recorded as a deferred grant (see Note 12).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (FEDDEV)

On September 30, 2011, BioAmber Sarnia Inc. and Canadian Federal Economic Development Agency entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD $12,000,000 or $11,282,400 when converted into U.S. dollars as of December 31, 2013, was granted to BioAmber Sarnia Inc.

The loan is non-interest bearing with repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

The loan agreement contains various legal and financial covenants ordinarily found in such government agency loan agreements. In addition the following specific covenants also apply:

(a)	The Company will carry appropriate amounts of liability and casualty insurance during the duration of the loan agreement

(b)	The Company will file for and obtain all necessary permits and licenses from all required jurisdictional authorities in order to build the facility

(c)	The Company will not alter the project nor project management without prior written consent of the Minister

(d)	The Company will complete the project to the Minister’s satisfaction by the completion date

(e)	The Company will not allow change of control without prior written consent of the Minister

These covenants were met as of December 31, 2013.

During October 2012, BioAmber Sarnia Inc. received the first disbursement for CAD $3,645,000 or $3,426,990 when converted into U.S. dollars as of December 31, 2013. The loan was originally recorded at $1,813,117 when converted into U.S. dollars as of December 31, 2013, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,332,766 when converted into U.S. dollars as of December 31, 2013 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During January 2013, BioAmber Sarnia Inc. received a second disbursement for CAD $221,000, or $208,151 when converted into U.S. dollars as of December 31, 2013. The loan was originally recorded at $114,936 when converted into U.S. dollars as of December 31, 2013, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $74,470 when converted into U.S. dollars as of December 31, 2013 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

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

During December 2013, BioAmber Sarnia Inc. received a third disbursement for CAD $1,882,700, or $1,770,117 when converted into U.S. dollars as of December 31, 2013. The loan was originally recorded at $1,108,925 when converted into U.S. dollars as of December 31, 2013, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $661,192 when converted into U.S. dollars as of December 31, 2013 was recorded as a deferred grant and reclassified to reduce the cost of construction in progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan

iv)	Hercules Technology Growth Capital, Inc. (HTGC)

On June 27, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with HTGC. Pursuant to the Loan Agreement, HTGC agreed to make a senior secured term loan of $25 million, which was funded on June 27, 2013, net of a 2.5% loan fee. The term loan is repayable over 36 months after closing, at a floating interest rate per annum based on the greater of (a) 10% and (b) the prime rate (as reported in the Wall Street Journal) plus 6.75% and is subject to an end of term charge of 11.5% based on the $25 million loaned amount ($2,875,000). There will be an initial interest-only period until January 1, 2014, which will continue in the event that the Company receives an additional equity contribution by its joint venture partner of at least $1.5 million relating to its planned Sarnia facility by December 31, 2013, in which case the initial interest-only period will be extended until July 1, 2014. The proceeds are expected to be used to fund the construction of the initial phase of the Company’s planned facility in Sarnia, Ontario with an expected capacity of 30,000 metric tons of bio-succinic acid and for general corporate purposes.

On December 20, 2013, the Company signed an amendment to the June 27, 2013 Loan Agreement to extend the event to receive the additional equity contribution by its joint venture to January 31, 2014.

At its option, the Company may prepay some or all of the loan balance, subject to a prepayment fee equal to 2% of the amount prepaid during the first 12 months after closing, 1% after 12 months but prior to 24 months after closing, and without prepayment fee thereafter. In addition, the Company is obligated to pay an end of term charge (as referenced above) in the amount of $2,875,000 on the date on which the term loan is paid or becomes due and payable in full, which is being accreted over the expected term of the loan.

As of December 31, 2013, the balance of deferred financing cost associated with this transaction was $671,270 and is being amortized over the estimated term of the loan using the effective interest method.

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

The Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the Loan Agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness, and certain events of insolvency. The Company must maintain at least $10 million in unrestricted cash as long as the loan remains outstanding. If the Company makes investments into BioAmber Sarnia Inc. in an amount exceeding $15 million per quarter, or an aggregate amount exceeding $50 million during the term of the loan, the Company is required to maintain an amount not less than the lesser of (a) $20 million and (b) the then outstanding principal balance of the term loan, in unrestricted cash through the period ending December 31, 2014 at which time, under the terms of the Loan Agreement, the planned Sarnia facility must be mechanically complete. If any event of default occurs, the principal, premium, if any (including the end of term fee referenced above), interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. These covenants were met as of December 31, 2013.

The balance of the outstanding long term debt is as follows:

	December 31, 2013	December 31, 2012
	$	$
Sustainable Jobs and Investment Fund:
Face value (CAD $929,000)	873,922	—
Less: debt discount	(405,580)	—
Amortization of debt discount	55,401	—

	523,743	—

Sustainable Chemistry Alliance:
Face value (CAD $500,000)	470,100	502,550
Less: debt discount	(226,234)	(241,474)
Amortization of debt discount	83,344	43,614

	327,210	304,690

Federal Economic Development Agency:
Face value (CAD $5,748,700)	5,405,258	3,663,548
Less: debt discount	(2,068,428)	(1,424,764)
Less: short-term portion of debt	(270,263)	(183,177)
Gain on debt extinguishment	(299,852)	—
Amortization of debt discount	349,254	56,319

	3,115,969	2,111,926

Hercules Technology Growth Capital, Inc:
Face value	25,000,000	—
Less: short-term portion of debt	(6,250,000)	—
Accretion of the end of term charge	492,707	—

	19,242,707	—

Long-term debt, net	23,209,629	2,416,616

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	HTGC	Total
	$	$	$	$	$
2014	—	—	270,263	6,250,000	6,520,263
2015	—	—	1,081,052	12,500,000	13,581,052
2016	94,020	—	1,081,052	6,250,000	7,425,072
2017	94,020	—	1,081,052	—	1,175,072
2018 and thereafter	282,060	873,922	1,891,840	—	3,047,822

Total	470,100	873,922	5,405,259	25,000,000	31,749,281

12. Deferred Grants

As of December 31, 2013, the Company has received the following grants:

a) Sustainable Development Technology Canada (SDTC)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia Inc. in the amount of CAD$7,500,000, or $7,051,500 when converted into U.S. dollars as of December 31, 2013, with progressive disbursements according to the terms of the agreement and milestones, as follows:

i)	Detailed Engineering Package, Construction and Procurement. The Company fulfilled this Milestone in October 2012.

ii)	Procurement of Equipment and Construction of the manufacturing facility, expected to be prior to December 2014.

iii)	Commissioning, Start-up and Optimization of the manufacturing facility, expected to be prior to March 31, 2015.

The grant is non-reimbursable by BioAmber Sarnia Inc., except upon the occurrence of certain events of default defined in the agreement.

An advance on Milestone I of CAD$1,982,726, or $1,864,159 when converted into U.S. dollars as of December 31, 2013, was received in December 2011 (net of 10% holdback) and was originally recorded as deferred grant. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia Inc. received an additional amount of CAD$3,015,000, or $2,834,906 when converted into U.S. dollars as of December 31, 2013, as advance on Milestone II. Accordingly, the advance on Milestone I was reclassified from deferred grants reducing the cost of construction in-progress, whereas the advance in Milestone II has been recorded as a deferred grant.

b) Sustainable Chemistry Alliance (SCA)

The loan received from the Sustainable Chemistry Alliance is to be used primarily for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenses for which the loan was received have not yet been incurred as of December 31, 2013, but are expected to be incurred during the next year. Accordingly, the grant portion of the loan in the amount of $226,234 when converted into U.S. dollars as of December 31, 2013, has been deferred and will be reclassified as a reduction of such expenses as they are incurred in the future.

c) Federal Economic Development Agency (FEDDEV)

The loan proceeds received from the Federal Economic Development Agency are being used to finance the construction and start-up of the Company’s bio-based succinic acid plant in Sarnia, Ontario. The terms of the loan agreement require the Company to submit a claim for eligible expenses incurred for subsequent reimbursement by the Federal Economic Development Agency. As the loan bears a zero interest rate, it has been recorded at a discount and a portion of the proceeds was recorded as a deferred grant to be reclassified as a reduction of such expenses when they are incurred. During the year ended December 31, 2013, the deferred grants were reclassified to reduce the cost of construction-in progress.

The balance of the outstanding current liability deferred grant is as follows:

	December 31, 2013	December 31, 2012
	$	$
SDTC	2,834,906	3,030,969
SCA	226,234	241,474
FEDDEV	—	438,913

Total	3,061,140	3,711,356

13. Financial charges (income)

	Year Ended December 31,			Cumulative from inception to December 31, 2013
	2013	2012	2011
	$	$	$	$
End of term charge on long-term debt (Note 11)	492,707	—	—	492,707
Interest on long-term debt	1,305,556	—	—	1,305,556
Reevaluation of the warrants financial liability (Note15)	(10,308,000)	—	—	(10,308,000)
Issuance costs of the warrants financial liability	1,131,200	—	—	1,131,200
Increase in estimated fair value of shares to be issued to the non-controlling shareholders of Sinoven (Note 5)	—	—	3,060,100	3,215,100
Accreted interest on convertible notes	—	—	810,448	1,855,755
Bridge loan financing charge	—	—	—	572,080
Other	(54,572)	—	—	(54,572)

Total financial charges (income), net	(7,433,109)	—	3,870,548	(1,790,174)

14. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. Future lease payments aggregate $1,062,636 as at December 31, 2013 and include the following future amounts payable on a twelve month basis:

December 31, 2013
$
2014	489,997
2015	433,744
2016	138,895
2017 and thereafter	—

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of December 31, 2013, the Company has commitments related to royalty payments as follows:

December 31, 2013
$
2014	601,824
2015	597,667
2016	593,500
2017	722,667
2018 and thereafter	7,688,667

The Company has such contractual agreements with the following partners: Cargill Inc., DuPont, Michigan State University, UT-Batelle on behalf of the U.S. National Laboratories and the U.S. DOE, Celexion LLC, University of Guelph, Gene Bridges GmbH, the University of North Dakota and the National Research Council of Canada in partnership with the INRS University.

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $1.2 million, $1.4 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc, under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required. As of December 31, 2013, BioAmber Sarnia has commitments related to purchase obligations and service payments as follows:

December 31, 2013
$
2014	642,000
2015	1,608,914
2016	3,022,829
2017	3,315,612
2018 and thereafter	17,804,060

No payments were made during the year-ended December 31, 2013 under those agreements.

Litigation

As of December 31, 2013, there were no outstanding claims or litigations.

15. Share capital

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

On May 1, 2013, the Company’s board of directors resolved (i) to increase the total number of authorized shares of common stock to 250,000,000, and (ii) to authorize to issue 5,000,000 shares of undesignated preferred shares, which became effective May 2, 2013, upon the filing of the Company’s amended and restated certificate of incorporation.

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

The Company received approximately $71.7 million in net proceeds from the IPO, net of fees, expenses and underwriting discounts of $8.3 million, of which $1.1 million was allocated to the warrants and recorded as financial charges in the Consolidated Statements of Operations.

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

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On December 31, 2013, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $0.73 per warrant. As a result, the liability was revalued at the balance sheet date resulting in a financial income of $10.3 million for the year ended December 31, 2013.

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

Stock option plan

On December 8, 2008, the Company’s board of directors approved the Company’s Employee Stock Option Plan (the “Plan”), available to certain employees, outside directors and consultants of the Company and its affiliated companies. The options under the Plan are granted for the purchase of common stock at exercise prices determined by the Company’s board of directors and generally vest two, three and four years from the date of grant and expire in 10 years. The total number of options allowable in the plan is 2,121,000, of which 974,750 were approved under the initial plan, 1,050,000 were approved by the Company’s board of directors on June 27, 2011 and 96,250 were approved by the Company’s board of directors on December 6, 2011.

On April 10, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan, or the 2013 Plan, which was subsequently approved by the stockholders on May 2, 2013. The 2013 Plan replaced the 2008 Plan, as the Company’s board of directors has determined not to make additional awards under that plan. The 2013 Plan provides flexibility to the compensation committee to use various equity-based incentive awards as compensation tools to motivate its workforce.

The Company initially reserved 2,761,922 shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan may also provide that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2014, by 3% of the outstanding number of shares of common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other changes in the Company’s capitalization.

The 2013 Plan is administered by the Company’s board of directors or the compensation committee of the board of directors (the “Administrator”). The Administrator has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2013 Plan. Persons eligible to participate in the 2013 Plan are those full or part-time officers, employees, non-employee directors and other key persons (including consultants and prospective officers) of the Company and its subsidiaries as selected from time to time by the Administrator in its discretion.

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

The 2013 Plan provides that upon the effectiveness of a “sale event” as defined in the 2013 Plan, except as otherwise provided by the Administrator in the award agreement, all stock options and stock appreciation rights will automatically become fully exercisable and the restrictions and conditions on all other awards with time-

based conditions will automatically be deemed waived, unless the parties to the sale event agree that such awards will be assumed or continued by the successor entity.

No other awards may be granted under the 2013 Plan after the date that is ten years from the date of stockholder approval.

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,			Cumulative from inception to December 31, 2013
	2013	2012	2011
	$	$	$	$
General and administrative	2,258,766	2,407,921	1,542,593	6,840,833
Research and development	3,399,366	4,349,071	1,512,982	9,932,472
Sales and marketing	1,073,407	674,270	849,903	2,597,580

Total compensation expense	6,731,539	7,431,262	3,905,478	19,370,885

The following table summarizes activity under the Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,072,000	$10.89	7.73	$1,041,633
Granted	2,454,216	7.38
Exercised	—	—
Forfeited or expired	(196,656)	20.58

Outstanding at December 31, 2013	4,329,560	$8.46	8.44	$4,790,470

Exercisable at December 31, 2013	1,624,806	$8.11	6.67	$3,615,520

The fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.98%	1.84%	3.32%
Expected life (in years)	6.72	10	10
Expected volatility	60.37%	77.34%	77.20%
Dividend yield	—	—	—

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was approximately $4.04, $20.44 and $7.43, respectively.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2013:

	Options Outstanding		Options Exercisable
Exercise prices	Number of Options	Weighted- Average Remaining Contractual Life in Years	Number of Options	Weighted- Average Remaining Contractual Life in Years
$1.07	420,000	5.00	420,000	5.00
$4.55	20,000	9.60	—	—
$5.74	532,000	6.50	532,000	6.50
$5.84	15,000	9.60	—	—
$6.49	50,000	9.85	—	—
$6.98	2,084,500	9.86	—	—
$10.55	910,560	8.12	528,949	7.93
$28.49	297,500	7.37	143,857	7.53

$1.07 - 28.49	4,329,560	8.44	1,624,806	6.67

As of December 31, 2013, the total of unrecognized share-based compensation expense related to unvested options, is approximately $13,500,000, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 1.9 years

Warrants

During the year ended December 31, 2013, 9,170 warrants were exercised at an exercise price of $1.43 per share, and an additional 136,384 warrants were exercised at an exercise price of $1.07 per share.

As at December 31, 2013, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
338,566	$1.07	February 2014—September 2019
610,890	$1.43	February 2019
268,100	$5.74	October 2014—June 2019
94,745	$10.55	April 2021
4,000,000	$11.00	May 2017

5,312,301

16. Income taxes

The loss from continuing operations before income taxes was as follows:

	12 months ended December 31, 2013	12 months ended December 31, 2012	12 months ended December 31, 2011	Cumulative from inception to December 31, 2013
	$	$	$	$
United States	(26,392,960)	(29,160,125)	(28,910,280)	(90,733,006)
Canada and other	(7,295,528)	(10,323,273)	(1,834,123)	(26,116,495)

Loss from continuing operations before income taxes	(33,688,488)	(39,483,398)	(30,744,403)	(116,849,501)

The income tax expense (recovery) was as follows:

	12 months ended December 31, 2013	12 months ended December 31, 2012	12 months ended December 31, 2011	Cumulative from inception to December 31, 2013
	$	$	$	$
United States	—	—	—	(900,000)
Canada and other	102,794	55,065	108,000	265,859

Loss from continuing operations before income taxes	102,794	55,065	108,000	(634,141)

Differences between the statutory income tax rates and the effective income tax rates applied to the loss before income taxes consisted of the following:

	12 months ended December 31, 2013	12 months ended December 31, 2012	12 months ended December 31, 2011	Cumulative from inception to December 31, 2013
	$	$	$	$
Loss before income taxes	33,688,488	39,483,398	30,744,403	116,849,501
U.S. statutory tax rates	35%	35%	35%	35%

Expected income tax recovery	(11,790,971)	(13,819,189)	(10,760,541)	(40,897,325)
Impact of unrecognized tax benefits	47,000	3,862,000	108,000	4,017,000
Net increase (decrease) in valuation allowance and other	11,846,765	10,012,254	10,760,541	36,246,184

Provision for (recovery of) income taxes	102,794	55,065	108,000	(634,141)

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31, 2013	December 31, 2012
	$	$
Deferred tax assets
Net operating loss carryforwards	30,848,361	22,094,260
Interest accretion	198,068	—
Stock options	7,716,746	5,010,667
Depreciable and amortizable assets	428,475	224,580
Foreign tax credits	849,397	746,603
Foreign currency differences	324,966	202,005

Total gross deferred income tax assets	40,366,013	28,278,185
Less: valuation allowance	(40,366,013)	(24,404,420)

Total deferred income tax assets	—	3,873,695
Less: current portion	—	—

Net long-term portion of deferred income tax assets	—	3,873,695
Deferred tax liabilities
Intellectual property	—	3,873,695
Other temporary differences	—	—

Total deferred income tax liabilities	—	3,873,695

Net deferred income tax asset	—	—

As at December 31, 2013 and December 31, 2012, the increase in the valuation allowance was primarily due to a history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may also be an inability to utilize a significant amount of accumulated net operating losses and federal and state tax credit carryforwards to the extent future changes in control occur for tax purposes.

At December 31, 2013, the Company had approximately $2.5 million, $25.8 million and $68.7 million in net operating loss carryforwards relating to its Canadian, French and U.S. entities, respectively. The loss carryforwards expire at various dates through 2033. The deferred tax benefit of these loss carryforwards is ultimately subject to final determination by taxation authorities.

For the periods ended December 31, 2013, 2012 and 2011, the Company has not recorded tax benefits from the exercise of stock options.

BioAmber Inc. and its subsidiaries file income tax returns and pay income taxes in jurisdictions where it believes it is subject to tax. In jurisdictions in which BioAmber Inc. and its subsidiaries do not believe they are subject to tax and therefore do not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of BioAmber Inc. or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims and a French income tax audit of Bioamber S.A.S. from the fiscal year started in July 1, 2008 until the fiscal year ended December 31, 2011, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. The Company’s major tax jurisdictions are France, Canada, Luxembourg and the U.S. With few exceptions, BioAmber

Inc. and its subsidiaries are subject to Canadian, French, Luxembourgian and U.S. income tax examinations in respect of all taxation years of the Company since inception.

The following is a roll forward of the total amounts of unrecognized tax benefits:

	December 31, 2013	December 31, 2012	December 31, 2011
	$	$	$
Unrecognized tax benefits—beginning of period	7,518,104	3,601,039	—
Gross increases—tax positions in prior periods	—	—	108,000
Gross increases—tax positions in current periods	149,794	3,917,065	3,493,039

Unrecognized tax benefits—end of period	7,667,898	7,518,104	3,601,039

As of December 31, 2013, the balance of unrecognized tax benefits included $265,859 of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits as of December 31, 2013, also included $7,355,039 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily prepaid tax expense and deferred taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense unless it is associated with intercompany profits. The Company recognizes interest and penalties related to unrecognized tax benefits associated with intercompany profits as prepaid tax expense. This asset is amortized over the life of the assets involved in the intercompany sale. The Company recorded $47,000 and $22,000 of interest during the year ended December 31, 2013 and 2012 respectively. The Company recorded $56,197 of interest and penalties as income tax expense for the year ended December 31, 2011 and $233,376 as prepaid income tax expense as of December 31, 2011.

The Company’s unrecognized tax benefits largely include liabilities related to transfer pricing exposures from allocation of income between jurisdictions and intercompany sales of assets. The effect of the unrecognized tax benefit related to intercompany sales of assets has been recorded as a prepaid tax expense. The Company believes that it is reasonably possible that no increase in unrecognized tax benefits related to transfer pricing exposure liabilities may be necessary within the coming year. In addition, the Company believes that it is reasonably possible that an amount of $2,584,650 of its other unrecognized tax benefits will be recognized by the end of 2014 due to a lapse of the statute of limitations.

17. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of December 31, 2013, is equal to the carrying amount of its financial assets. As of December 31, 2013 and 2012, amounts due from one customer represented approximately 66% and 75% of the total accounts receivable, respectively.

18. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at December 31, 2013 and December 31, 2012. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate of 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

The fair value of the warrants which were issued upon the completion of the IPO on May 10, 2013 was calculated using the Black-Scholes option pricing model using various assumptions described in note 15, which was a level 3 fair value measurement. As these warrants starting trading freely on the New York Stock Exchange on June 10, 2013, the closing value of these warrants, which is a level 1 measurement was used to calculate the fair value from June 10, 2013 onwards.

19. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Year ended December 31,			Cumulative from inception to December 31, 2013
	2013	2012	2011
	$	$	$	$
Licensing fees charged to Bioamber S.A.S.	—	—	—	1,300,580
Interest revenue from Bioamber S.A.S.	—	—	—	161,771
Product sales to companies under the common control of a shareholder	—	148,993	108,872	257,865
Product sales to a shareholder	424,796	—	—	424,796
Toll manufacturing services provided by ARD recorded as research and development expenses	540,785	94,000	1,726,073	2,993,837
Toll manufacturing services provided by ARD initially recorded as inventory	3,307,839	3,032,301	836,958	7,177,098
Land purchased from Lanxess	—	338,550	—	338,550
Services provided by Saltigo, a subsidiary of Lanxess, recorded as research and development expenses	—	387,440	—	387,440

On December 7, 2012, the Company entered into a restated toll manufacturing agreement with ARD, whereby ARD granted the Company exclusive access to a demonstration plant in France to develop and produce succinic acid until June 30, 2013, and the Company has exercised its option to extend the access to this facility through the end of 2014, during which time the Company is only guaranteed 60% of the capacity of this facility. The Company purchases 100% of the succinic acid produced by the demonstration plant from ARD. ARD remains a shareholder of the Company.

The related party transactions noted above were undertaken in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

20. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. The Company’s licensing revenues have been generated in the United States while the product sales have been generated in France. For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe
	December 31, 2013	December 31, 2012
Property and equipment, net	3,333	4,638
Investment in equity method investments	—	—
Intangible assets, net (Note 9)	4,158,550	10,439,305
Goodwill	692,788	662,972

	North America
	December 31, 2013	December 31, 2012
Property and equipment, net	13,550,946	3,646,346
Investment in equity method investments	710,033	725,529
Intangible assets, net (Note 9)	—	2,610,848
Goodwill	—	—

	Consolidated
	December 31, 2013	December 31, 2012
Property and equipment, net	13,554,279	3,650,984
Investment in equity method investments	710,033	725,529
Intangible assets, net (Note 9)	4,158,550	13,050,153
Goodwill	692,788	662,972

21. Subsequent events

On January 24, 2014, an amended and restated joint venture agreement between Mitsui & Co.Ltd. and BioAmber Inc. was signed. The most significant modifications included in the amendment are; (i) an increase in total cash committed to the project by Mitsui under certain conditions, (ii) changes to the timing and amounts of expected royalties to be paid by the venture for using the yeast technology, and (iii) changes to both party’s rights under the buy/sell provisions of the Agreement. The company is currently evaluating the accounting impact of those modifications. Under this amended joint venture agreement, Mitsui invested an additional CAD $9 million of equity on January 29, 2014 in BioAmber Sarnia Inc. maintaining its 30% ownership. This additional equity contribution by Mitsui fulfilled the condition to extend the initial interest-only period until July 1, 2014 on the HTGC loan.

On March 10, 2014, BioAmber Sarnia Inc. entered into a repayable contribution agreement in the form of a non-interest bearing loan (the loan) with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million for the AgriInnovation Program. The loan provides for progressive disbursements as eligible costs are incurred up to an amount of CAD $10 million, for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025. The loan agreement contains various legal and financial covenants ordinarily found in such government agency loan agreements.

SUPPLEMENTARY INFORMATION

a. Correction of an error (unaudited)

During the second quarter of 2013, the Company recorded as a deduction from additional paid-in capital $8.3 million in total issuance costs incurred in connection with the successful completion of its IPO for 8,000,000 units comprised of common stock and warrants to purchase common stock (see note 15). At issuance, the warrants were accounted for in accordance with FASB ASC 815 at fair value and were classified as a financial liability. Accordingly, a portion of the total issuance costs, in the amount of $1,131,200, related to the warrants should have been recorded as an expense in the second quarter of 2013, rather than as a deduction of additional paid in-capital. As a result, during the fourth quarter of 2013, the issuance costs related to the warrants were reclassified to financial charges in the Consolidated Statements of Operations from additional paid-in capital. This reclassification was to correct the error of misapplication of accounting principles from the second quarter of 2013.

The following reflects the correction of the error on selected quarterly financial information. There was no effect of the error in the first quarter of 2013 or the prior periods.

	Three Months Ended		Six Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2013		September 30, 2013
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Operations:
Financial charges (Income), net	$(11,748,000)	$(10,616,800)	$(11,748,000)	$(10,616,800)	$(8,842,278)	$(7,711,078)
Net Loss	6,093,483	7,224,683	15,709,448	16,840,648	$26,676,205	27,807,405
Net Loss attributable to:
Bioamber Inc Shareholders	5,925,677	7,056,877	15,425,933	16,557,133	24,259,432	27,390,632
Non-controlling interest	167,806	167,806	283,515	283,515	416,773	416,773
Net Loss per share attributable to :
Bioamber Inc Shareholders—basic	$0.39	0.47	$1.22	1.31	$1.66	$1.87

Consolidated Balance Sheet:
Additional paid-in capital	173,621,316	174,752,516	173,621,316	174,752,516	174,637,777	175,768,977
Deficit accumulated during the development stage	(97,252,125)	(98,383,325)	(97,252,125)	(98,383,325)	(106,085,624)	(107,216,824)
Consolidated Statements of Shareholders’ Equity:
Issuance of units, net of issuance costs—Additional paid-in capital	55,504,509	56,635,709	55,504,509	56,635,709	55,504,509	56,635,709

Consolidated Statements of Cash Flows:
Net loss	6,093,483	7,224,683	15,709,448	16,840,648	26,676,205	27,807,405
Net cash used in operating activities	(2,169,189)	(3,300,389)	(16,237,532)	(17,368,732)	(21,579,449)	(22,710,649)
Net proceeds on issuance of units	71,732,509	72,863,709	71,732,509	72,863,709	71,732,509	72,863,709
Net cash used in financing activities	96,069,677	97,200,877	96,896,167	98,027,367	96,964,535	98,095,735

b. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2013 and 2012, adjusted for the error described above. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$330,722	$1,028,389	$866,529	$439,597	$2,665,237
Total operating expenses	10,176,341	18,706,131	6,714,036	8,248,672	43,845,180
Loss from operations	9,845,619	17,677,742	5,847,507	7,809,075	41,179,943
Net loss	9,615,966	7,224,683	8,966,756	7,983,877	33,791,282
Net loss per share applicable to common stockholders—basic	$0.92	$0.47	$0.48	$0.42	$2.13

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$380,237	$605,826	$473,486	$831,818	$2,291,367
Total operating expenses	10,462,361	8,909,120	12,031,210	9,997,670	41,400,361
Loss from operations	10,082,124	8,303,294	11,557,724	9,165,852	39,108,994
Net loss	10,131,140	8,409,207	11,653,473	9,344,643	39,538,463
Net loss per share applicable to common stockholders—basic	$0.99	$0.81	$1.12	$0.90	$3.82

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOAMBER INC.

By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Jean-François Huc and Andrew Ashworth, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jean-François Huc Jean-François Huc	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014

/s/ Andrew P. Ashworth Andrew P. Ashworth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014

/s/ Raymond Land Raymond Land	Chairman of the Board of Directors	March 28, 2014

/s/ Kurt Briner Kurt Briner	Director	March 28, 2014

/s/ Denis Lucquin Denis Lucquin	Director	March 28, 2014

/s/ Heinz Haller Heinz Haller	Director	March 28, 2014

/s/ Jorge Nogueira Jorge Nogueira	Director	March 28, 2014

/s/ Kenneth W. Wall Kenneth W. Wall	Director	March 28, 2014

EXHIBIT INDEX

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation	S-1	333-177917	4/11/2013	3.1

3.2	Amended and Restated By-Laws	S-1	333-177917	4/11/2013	3.2

4.1	Form of Common Stock certificate of the Registrant	S-1	333-177917	4/11/2013	4.1

4.2	Amended and Restated Shareholders’ Agreement by and among the stockholders listed therein and the Registrant, dated as of April 15, 2011.	S-1	333-177917	3/15/2012	4.2

4.3	First Amendment to the Amended and Restated Shareholders’ Agreement, dated as of November 4, 2011.	S-1	333-177917	3/15/2012	4.3

4.4	Second Amendment to the Amended and Restated Shareholders’ Agreement, dated as of February 6, 2012.	S-1	333-177917	3/15/2012	4.4

4.5	Third Amendment to the Amended and Restated Shareholders’ Agreement, dated as of May 2, 2013.	S-1	333-177917	5/2/2013	4.5

4.6	Form of Common Stock Purchase Warrant.	S-1	333-177917	5/9/2013	4.6

4.7	Form of Unit Certificate.	S-1	333-177917	5/9/2013	4.7

4.8†	2008 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	S-8	333-190622	8/14/2013	4.2

4.9†	2013 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	S-8	333-190622	8/14/2013	4.3

10.1†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1	333-177917	4/11/2013	10.1

10.2†	BioAmber Inc. (f/k/a DNP Green Technology, Inc.) Stock Incentive Plan, as amended, and Form of Option Certificate and Award Agreement.	S-1	333-177917	3/15/2013	10.2

10.3†	Employment Agreement between BioAmber Canada Inc. (f/k/a DNPGT Canada Inc.) and Jean-François Huc, dated July 1, 2009.	S-1	333-177917	12/22/2011	10.3

10.4†	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-41).	S-1	333-177917	12/22/2011	10.4

10.5	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-42).	S-1	333-177917	12/22/2011	10.5

10.6	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-16).	S-1	333-177917	12/22/2011	10.6

10.7	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-17).	S-1	333-177917	12/22/2011	10.7

10.8	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Roger Laurent Bernier (Certificate No. LW-38).	S-1	333-177917	12/22/2011	10.8

10.9	Subscription Agreement between the Registrant and Jean-François Huc dated February 6, 2009.	S-1	333-177917	12/22/2011	10.9

10.10	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Jean- François Huc.	S-1	333-177917	12/22/2011	10.10

10.11	Subscription Agreement between the Registrant and Dilum Dunuwila dated February 6, 2009.	S-1	333-177917	12/22/2011	10.11

10.12	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Dilum Dunuwila.	S-1	333-177917	12/22/2011	10.12

10.13	Subscription Agreement between the Registrant and Kurt Briner dated February 6, 2009.	S-1	333-177917	12/22/2011	10.13

10.14	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Kurt Briner.	S-1	333-177917	12/22/2011	10.14

10.15	Subscription Agreement between the Registrant and Michael Hartmann dated February 6, 2009.	S-1	333-177917	12/22/2011	10.15

10.16	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.16

10.17	Subscription Agreement between the Registrant and Roger Laurent Bernier dated February 6, 2009.	S-1	333-177917	12/22/2011	10.17

10.18	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.18

10.19	Secured Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated June 22, 2009.	S-1	333-177917	3/15/2012	10.19

10.20	Common Stock Purchase Warrant to purchase shares of common stock dated June 22, 2009 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.20

10.21	Stock Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated September 30, 2009.	S-1	333-177917	3/15/2012	10.21

10.22	Stock Purchase Agreement between the Registrant and MCVP Technology Fund I, LLC dated September 30, 2009.	S-1	333-177917	3/15/2012	10.22

10.23	Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated November 23, 2010.	S-1	333-177917	3/15/2012	10.23

10.24	Stock Purchase Agreement between the Registrant and the parties set forth therein dated April 15, 2011.	S-1	333-177917	3/15/2012	10.24

10.25	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.25

10.26	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to MCVP Technology Fund I, LLC.	S-1	333-177917	12/22/2011	10.26

10.27	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Jean-François Huc.	S-1	333-177917	12/22/2011	10.27

10.28	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.28

10.29	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.29

10.30	Stock Purchase Agreement between the Registrant and the parties set forth therein dated November 4, 2011.	S-1	333-177917	3/15/2012	10.30

10.31!	Sole Commercial Field of Use Patent License Agreement by and among the Registrant, UT-Battelle, LLC, and UChicago Argonne, LLC, effective July 1, 2009.	S-1	333-177917	4/1/2013	10.31

10.32	Exclusive Distributorship Agreement by and between Bioamber S.A.S. and Mitsui & Co., Ltd., dated April 9, 2010.	S-1	333-177917	4/1/2013	10.32

10.33!	Commercial License Agreement by and between Bioamber S.A.S. and Cargill Inc., dated April 15, 2010, and Amendments to Commercial License Agreement and Development Agreement, dated October 15, 2011.	S-1	333-177917	4/10/2013	10.33

10.34!	Development Agreement by and between Bioamber S.A.S. and Cargill Inc., dated April 15, 2010, and amendments dated July 5, 2011 and October 15, 2011.	S-1	333-177917	4/10/2013	10.34

10.35!	License Agreement by and between Bioamber S.A.S. and E.I. du Pont de Nemours and Company, dated June 28, 2010, as amended on February 18, 2011.	S-1	333-177917	4/1/2013	10.35

10.36!	Restated Toll Manufacturing Agreement, by and among the Registrant, Bioamber S.A.S. and Agro Industrie Recherches et Développements, S.A., dated as of December 7, 2012.	S-1	333-177917	4/1/2013	10.36

10.37!	Technology License Agreement by and between the Registrant and Celexion, LLC, dated September 25, 2010.	S-1	333-177917	4/10/2013	10.37

10.38!	Joint Venture Agreement by and among the Registrant, BioAmber International S.à.r.l., Mitsui & Co., Ltd. and Bluewater Biochemicals Inc., dated November 2, 2011.	S-1	333-177917	4/1/2013	10.38

10.39	Amendment to the Exclusive Distributorship Agreement, by and between Bioamber S.A.S. and Mitsui & Co., Ltd., dated January 1, 2013.	DRS	377-00032	2/15/2013	10.39

10.40	Amendment One to the Technology License Agreement, by and between the Registrant and Celexion, LLC, dated as of March 15, 2012.	S-1	333-177917	4/1/2013	10.40

10.41	Second Amendment to the Technology License Agreement, by and between the Registrant and Celexion, LLC, dated as of June 8, 2012.	S-1	333-177917	3/15/2012	10.41

10.42	Joint Development Agreement between BioAmber International S.à.r.l. and Solvay S.A., dated October 25, 2011.	S-1	333-177917	4/10/2013	10.42

10.43	Stock Purchase Agreement by and between the Registrant and Lanxess Corporation, dated February 6, 2012.	S-1	333-177917	3/15/2012	10.43

10.44!	Supply Agreement between Bioamber S.A.S. and Mitsubishi Chemical Corporation, effective July 1, 2011.	S-1	333-177917	4/10/2013	10.44

10.45	Sublease Agreement between BioAmber Inc. (f/k/a DNP Green Technology Inc.) and General Electric Capital Canada, commencing August 1, 2009.	S-1	333-177917	12/22/2011	10.45

10.46	Lease Agreement between the Registrant and St. Paul Fire and Marine Insurance Company, dated December 20, 2011.	S-1	333-177917	3/15/2012	10.46

10.47	Renewal Agreement between Sinoven Biopolymers Inc and apbcOffices for premises located at Mirea Asset Shanghai, dated April 10, 2011.	S-1	333-177917	12/22/2011	10.47

10.48!	Prosperity Initiative Regional Diversification Contribution Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of Canada, effective September 16, 2011.	S-1	333-177917	4/1/2013	10.48

10.49	Loan Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of the Province of Ontario, effective September 30, 2011.	S-1	333-177917	3/15/2012	10.49

10.50!	Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, effective February 15, 2012.	S-1	333-177917	4/10/2013	10.50

10.51	Amending Agreement #1 to Prosperity Initiative Regional Diversification Contribution Agreement, between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of Canada, dated as of March 26, 2012.	S-1	333-177917	3/15/2013	10.51

10.52!	Joint Development and Scale-up Agreement by and between the Registrant and Evonik Industries AG, dated April 15, 2012.	S-1	333-177917	4/1/2013	10.52

10.53†	Employment Agreement between the Registrant and Babette Pettersen, dated February 1, 2011.	S-1	333-177917	3/15/2012	10.53

10.54†	Employment Agreement between the Registrant and Kenneth W. Wall, dated October 24, 2011.	S-1	333-177917	3/15/2013	10.54

10.55†	Summary of compensation arrangement with Kurt Briner.	S-1	333-177917	5/2/2013	10.55

10.56†	Summary of compensation arrangement with Heinz Haller.	S-1	333-177917	5/2/2013	10.56

10.57†	Summary of compensation arrangement with Raymond Land.	S-1	333-177917	5/2/2013	10.57

10.58!	Technology License Agreement by and among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, dated February 15, 2012.	S-1	333-177917	4/10/2013	10.58

10.59!	Supply Agreement by and between Bioamber S.A.S. and International Flavors & Fragrances Inc., dated January 1, 2011.	S-1	333-177917	4/1/2013	10.59

10.60	Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of August , 2012.	DRS	377-00032	2/15/2013	10.60

10.61	Second Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of November 5, 2012.	DRS	377-00032	2/15/2013	10.61

10.62!	Agreement of Purchase and Sale, by and between LANXESS Inc. and BioAmber Sarnia Inc., dated as of May 25, 2012.	S-1	333-177917	4/1/2013	10.62

10.63	Memorandum of Agreement of Lease, by and between BioAmber Canada Inc. and Société en Commandite Douze-Cinquante/Twelve-Fifty, Company Limited, dated as of September 24, 2012.	DRS	377-00032	2/15/2013	10.63

10.64	Consent and Amendments to Loan Agreement, by and between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of The Province of Ontario, dated as of September 27, 2012.	DRS	377-00032	2/15/2013	10.65

10.65	Second Amendment to the Executive Distributorship Agreement, by and between Bioamber S.A.S. and Mitsui & Co., dated as of April 8, 2013.	S-1	333-177917	4/10/2013	10.66

10.66	Non-Binding Term Sheet with Hercules Technology Growth Capital, Inc., its affiliates and assignees.	S-1	333-177917	5/9/2013	10.67

10.67	Loan and Security Agreement dated June 27, 2013 with Hercules Technology Growth Capital, Inc.	10-Q	001-35905	8/14/2013	10.1

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
!	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.