Form 10-Q
period 2014-03-31
BioAmber Inc.
filed 2014-05-13
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, there were 18,565,299 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

BIOAMBER INC.

Form 10-Q

For the Quarter Ended March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Operations

for the three months ended March 31, 2014 and 2013

and the period from October 15, 2008 (inception) to March 31, 2014

(Unaudited)

	Three Months ended March 31,		Period from October 15, 2008 (inception) to March 31, 2014
	2014	2013
	$	$	$
Revenues
Licensing revenue from related parties (Note 17)	—	—	1,300,580
Product sales	350,661	330,722	5,867,517

Total revenues	350,661	330,722	7,168,097
Cost of goods sold excluding depreciation and amortization (Note 17)	279,860	198,516	5,551,763

Gross profit	70,801	132,206	1,616,334
Operating expenses
General and administrative	2,919,063	2,338,313	34,902,459
Research and development, net	3,314,249	6,099,140	63,730,580
Sales and marketing	1,111,402	1,095,430	12,667,446
Depreciation of property and equipment and amortization of intangible assets	59,674	533,178	4,871,789
Impairment loss and write-off of property and equipment and of intangible assets	—	—	9,960,743
Foreign exchange (gain) loss	167,628	(88,236)	726,827

Operating expenses	7,572,016	9,977,825	126,859,844

Operating loss	7,501,215	9,845,619	125,243,510
Amortization of deferred financing costs and debt discounts	72,800	69,313	598,772
Financial charges (income), net (Note 10)	12,352,721	—	10,562,547
Gain on debt extinguishment (Note 8)	—	(314,305)	(314,305)
Interest revenue from related parties (Note 17)	—	—	(161,771)
Equity participation in losses of equity method investments (Note 3)	54	15,339	7,063,131
Gain on re-measurement of Bioamber S.A.S.	—	—	(6,215,594)

Loss before the income taxes	19,926,790	9,615,966	136,776,290
Income taxes (Note 14)	25,251	—	(608,890)
Net loss	19,952,041	9,615,966	136,167,400

Net loss attributable to:
BioAmber Inc. shareholders	19,911,045	9,500,257	134,954,993
Non-controlling interest	40,996	115,709	1,212,407

	19,952,041	9,615,966	136,167,400

Net loss per share attributable to BioAmber Inc. shareholders—basic	$1.07	$0.92
Weighted-average of common shares outstanding—basic	18,559,652	10,370,815

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2014 and 2013

and the period from October 15, 2008 (inception) to March 31, 2014

(Unaudited)

	Three Months ended March 31,		Period from October 15, 2008 (inception) to March 31, 2014
	2014	2013
	$	$	$
Net loss	19,952,041	9,615,966	136,167,400
Foreign currency translation adjustment	848,108	616,486	1,180,476

Total comprehensive loss	20,800,149	10,232,452	137,347,876

Total comprehensive loss attributable to:
BioAmber Inc. shareholders	20,166,639	10,161,382	135,584,572
Non-controlling interest	633,510	71,070	1,763,304

	20,800,149	10,232,452	137,347,876

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(Unaudited)

	As of March 31, 2014	As of December 31, 2013
	$	$
Assets
Current assets
Cash (Note 8)	73,022,069	83,728,199
Accounts receivable	579,900	754,987
Inventories (Note 4)	3,867,017	2,415,402
Prepaid expenses and deposits (Note 4)	4,265,905	5,131,367
Valued added tax, income taxes and other receivables	2,870,657	2,262,139
Deferred financing costs	604,807	671,270

Total current assets	85,210,355	94,963,364
Property and equipment, net (Note 5)	25,816,144	13,554,279
Investment in equity method investments (Note 3)	709,979	710,033
Intangible assets, net (Note 6)	4,158,550	4,158,550
Goodwill	662,067	692,788
Restricted Cash	678,450	—

Total assets	117,235,545	114,079,014

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	9,177,055	7,081,471
Income taxes payable (Note 14)	1,137,418	1,120,669
Accounts payable Agro-industries Recherches et Développements (“ARD”) (Note 17)	546,271	29,497
Deferred grants (Note 9)	2,945,232	3,061,140
Short-term portion of long-term debt (Note 8)	9,895,059	6,520,263

Total current liabilities	23,701,035	17,813,040
Long-term debt (Note 8)	20,058,931	23,209,629
Warrants financial liability (Note 13)	17,440,000	5,840,000
Other long-term liabilities	93,750	82,500

Total liabilities	61,293,716	46,945,169

Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 12)	9,947,295	—
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 18,561,869 and 18,558,369 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	185,619	185,584
Additional paid-in capital	178,765,992	177,275,934
Warrants	2,961,675	2,964,335
Deficit accumulated during the development stage	(134,954,995)	(115,043,950)
Accumulated other comprehensive income (loss)	(963,757)	(373,983)

Total BioAmber Inc. shareholders’ equity	45,994,534	65,007,920
Non-controlling interest	—	2,125,925

Total shareholders’ equity	45,994,534	67,133,845

Total liabilities and equity	117,235,545	114,079,014

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

for the period from June 30, 2009 to March 31, 2014

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Series A Participating Convertible Preferred shares		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive loss	Non- controlling interest	Total shareholders’ equity
	Shares	Par value	Shares	Par value		Shares	Value
		$		$	$		$	$	$	$	$

Balance, June 30, 2009	408,100	4,081	1,177,925	11,779	3,691,382	1,522,465	2,118,563	(1,850,906)	(4,120)	—	3,970,779
Issuance of shares of common stock pursuant to the conversion of warrants (Note 13)	696,500	6,965	—	—	3,992,935	—	—	—	—	—	3,999,900
Issuance of shares of common stock pursuant to private placement, net of issuance costs of $589,854 (Note 13)	1,393,070	13,931	—	—	7,396,417	—	—	—	—	—	7,410,348
Issuance of warrants pursuant to private placement (Note 13)	—	—	—	—	(244,373)	66,185	244,373	—	—	—	—
Conversion of preferred shares to shares of common stock pursuant to private placement (Note 13)	1,177,925	11,779	(1,177,925)	(11,779)	—	—	—	—	—	—	—
Warrants exercised	82,355	824	—	—	156,445	(82,355)	(54,302)	—	—	—	102,967
Warrants expired	—	—	—	—	11,769	(29,050)	(11,769)	—	—	—	—
Stock options exercised (Note 13)	7,000	70	—	—	7,434	—	—	—	—	—	7,504
Acquisition of Sinoven Biopolymers Inc.	—	—	—	—	—	—	—	—	—	339,142	339,142
Stock-based compensation (Note 13)	—	—	—	—	470,325	—	—	—	—	—	470,325
Net loss	—	—	—	—	—	—	—	(7,992,216)	—	(77,306)	(8,069,522)
Foreign currency translation	—	—	—	—	—	—	—	—	(646,824)	—	(646,824)

Balance, June 30, 2010	3,764,950	37,650	—	—	15,482,334	1,477,245	2,296,865	(9,843,122)	(650,944)	261,836	7,584,619

The accompanying notes are integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

for the period from June 30, 2009 to March 31, 2014

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive income (loss)	Non- controlling interest	Total shareholders’ equity
	Shares	Par value		Shares	Value
		$	$		$	$	$	$	$
Balance, June 30, 2010	3,764,950	37,650	15,482,334	1,477,245	2,296,865	(9,843,122)	(650,944)	261,836	7,584,619
Expired warrants	—	—	7,879	(7,350)	(7,879)	—	—	—	—
Issuance of common stock pursuant to the acquisition of Bioamber S.A.S.	1,107,540	11,075	7,333,149	—	—	—	—	—	7,344,224
Stock-based compensation	—	—	635,284	—	—	—	—	—	635,284
Net loss	—	—	—	—	—	(2,010,861)	—	(101,923)	(2,112,784)
Foreign currency translation	—	—	—	—	—	—	403,302	—	403,302

Balance, December 31, 2010	4,872,490	48,725	23,458,646	1,469,895	2,288,986	(11,853,983)	(247,642)	159,913	13,854,645

Balance, December 31, 2010	4,872,490	48,725	23,458,646	1,469,895	2,288,986	(11,853,983)	(247,642)	159,913	13,854,645
Issuance of common stock pursuant to private placement, net of issuance costs of $231,374	3,887,485	38,875	40,730,500	—	—	—	—	—	40,769,375
Issuance of common stock pursuant to private placement, net of issuance costs of $31,230 (Note 13)	702,135	7,021	19,962,566	—	—	—	—	—	19,969,587
Issuance of common stock pursuant to conversion of unsecured convertible notes, net of costs of $8,626 (Note 13)	379,155	3,792	3,986,475	—	—	—	—	—	3,990,267
Issuance of warrants pursuant to a private placement	—	—	—	94,745	810,448	—	—	—	810,448
Release of common stock to Sinoven owners	70,000	700	1,228,400	—	—	—	—	—	1,229,100
Warrants exercised	45,500	455	97,164	(45,500)	(9,902)	—	—	—	87,717
Warrants expired	—	—	14,254	(59,850)	(14,254)	—	—	—	—
Stock options exercised	7,000	70	7,434	—	—	—	—	—	7,504
Stock-based compensation	—	—	3,905,478	—	—	—	—	—	3,905,478
Net loss	—	—	—	—	—	(30,621,159)	—	(231,244)	(30,852,403)
Acquisition of non-controlling interest	—	—	2,984,550	—	—	—	—	3,950	2,988,500
Contribution by non-controlling interest	—	—	—	—	—	—	—	2,912,628	2,912,628
Foreign currency translation	—	—	—	—	—	—	(257,615)	—	(257,615)

Balance, December 31, 2011	9,963,765	99,638	96,375,467	1,459,290	3,075,278	(42,475,142)	(505,257)	2,845,247	59,415,231

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

for the period from June 30, 2009 to March 31, 2014

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive income (loss)	Non- controlling interest	Total shareholders’ equity
	Shares	Par value		Shares	Value
		$	$		$	$	$	$	$
Balance, December 31, 2011	9,963,765	99,638	96,375,467	1,459,290	3,075,278	(42,475,142)	(505,257)	2,845,247	59,415,231
Issuance of common stock pursuant to private placement, net of issuance costs of $22,254 (Note 13)	351,050	3,510	9,974,146	—	—	—	—	—	9,977,656
Release of shares held in trust	35,000	350	(350)	—	—	—	—	—	—
Warrants expired (Note 13)	—	—	321	(1,435)	(321)	—	—	—	—
Stock-based compensation (Note 13)	—	—	7,431,262	—	—	—	—	—	7,431,262
Net loss	—	—	—	—	—	(39,351,050)	—	(187,413)	(39,538,463)
Foreign currency translation	—	—	—	—	—	—	410,288	101,601	511,889

Balance, December 31, 2012	10,349,815	103,498	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575

Balance, December 31, 2012	10,349,815	103,498	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575
Release of shares held in trust (Note 2)	63,000	630	(630)	—	—	—	—	—	—
Cancellation of shares (Note 2)	—	—	(140,000)	—	—	—	—	—	(140,000)
Stock-based compensation (Note 13)	—	—	6,731,539	—	—	—	—	—	6,731,539
Issuance of units, net of issuance costs (Note 13)	8,000,000	80,000	56,635,709	—	—	—	—	—	56,715,709
Warrants exercised	145,554	1,456	268,470	(145,554)	(110,622)	—	—	—	159,304
Net loss	—	—	—	—	—	(33,217,758)	—	(573,524)	(33,791,282)
Foreign currency translation	—	—	—	—	—	—	(279,014)	(59,986)	(339,000)

Balance, December 31, 2013	18,558,369	185,584	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845

Balance December 31, 2013	18,558,369	185,584	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845
Stock-based compensation (Note 13)	—	—	1,483,681	—	—	—	—	—	1,483,681
Reclassification of non-controlling interest to redeemable non-controlling interest (Note 12)	—	—	—	—	—	—	—	(2,125,925)	(2,125,925)
Warrants exercised	3,500	35	6,377	(3,500)	(2,660)	—	—	—	3,752
Net loss	—	—	—	—	—	(19,911,045)	—	—	(19,911,045)
Foreign currency translation	—	—	—	—	—	—	(589,774)	—	(589,774)

Balance, March 31, 2014	18,561,869	185,619	178,765,992	1,308,801	2,961,675	(134,954,995)	(963,757)	—	45,994,534

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Cash Flows

for three months ended March 31, 2014 and 2013

and the period from October 15, 2008 (inception) to March 31, 2014

(Unaudited)

	Three Months ended March 31,		Period from October 15, 2008 (inception) to March 31, 2014
	2014	2013
	$	$	$
Cash flows from operating activities
Net loss	(19,952,041)	(9,615,966)	(136,167,400)
Adjustments to reconcile net loss to cash:
Stock-based compensation	1,483,681	2,417,366	20,854,566
Depreciation of property and equipment and amortization of intangible assets	59,674	533,178	4,871,789
Impairment loss and write-off of property and equipment and of intangible assets	—	—	9,960,743
Amortization of deferred financing costs and debt discounts	72,800	69,313	598,772
Write-off of IPO costs	—	—	1,828,074
Equity participation in losses of equity method investments	54	15,339	7,063,131
Other long-term liabilities	11,250	11,250	93,750
Gain on re-measurement of Bioamber S.A.S.	—	—	(6,215,594)
Financial charges (income), net (Note 10)	11,835,870	—	7,663,512
(Gain) loss on debt extinguishment (Note 8, iii)	—	(314,305)	(314,305)
Deferred income taxes	—	—	(736,935)

Changes in operating assets and liabilities
Change in accounts receivable	175,087	3,901	(579,900)
Change in accounts receivable from Bioamber S.A.S.	—	—	(5,963,869)
Change in inventories	(1,451,615)	(1,353,155)	(3,867,017)
Change in prepaid expenses and deposits	875,598	(5,512,135)	(4,015,066)
Change in research and development tax credits receivable, value added tax, income taxes and other receivables	(604,050)	(531,745)	(128,878)
Change in accounts payable to ARD	516,832	313,143	925,738
Change in accounts payable and accrued liabilities	2,109,572	(104,527)	6,358,994

Net cash used in operating activities	(4,867,288)	(14,068,343)	(97,769,895)

Cash flows from investing activities
Acquisition of property and equipment	(12,730,816)	(38,769)	(32,247,472)
Change in restricted cash	(678,450)	—	(678,450)
Cash consideration paid on the acquisition of Sinoven	—	—	(20)
Investment in equity method investments	—	—	(1,000,000)
Net cash from acquisition of Bioamber S.A.S.	—	—	1,016,969

Net cash used in investing activities	(13,409,266)	(38,769)	(32,908,973)

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Cash Flows

for the three months ended March 31, 2014 and 2013

and the period from October 15, 2008 (inception) to March 31, 2014

(Unaudited)

	Three Months ended March 31,		Period from October 15, 2008 (inception) to March 31, 2014
	2014	2013
	$	$	$
Cash flows from financing activities
Issuance of bridge loan	—	—	585,000
Repayment of bridge loan	—	—	(585,000)
Deferred financing costs	—	(146,713)	(2,175,316)
Issuance of long-term debt	—	610,636	29,425,188
Government grants (Note 9)	—	502,567	7,556,326
Proceeds from issuance of convertible notes, net of financing costs	—	—	7,805,798
Net proceeds from issuance of common shares	3,752	—	78,494,503
Proceeds from issuance of shares by a subsidiary (Note 12)	8,120,700	—	11,033,328
Net proceeds on issuance of units (Note 13)	—	—	72,863,709
Cancellation of shares (Note 2)	—	(140,000)	(140,000)

Net cash provided by financing activities	8,124,452	826,490	204,863,536

Foreign exchange impact on cash	(554,028)	(260,602)	(1,162,599)
Increase (decrease) in cash	(10,706,130)	(13,541,224)	73,022,069
Cash, beginning of period	83,728,199	25,072,337	—

Cash, end of period	73,022,069	11,531,113	73,022,069

Supplemental cash flow information:
Non-cash transactions:
Shares and warrants issued in connection with the spin-off transaction	—	—	4,011,220
Conversion of convertible notes into common shares (Note 13)	—	—	5,999,347
Conversion of preferred shares into common shares	—	—	11,779
Acquisition of Sinoven—contingent consideration	—	—	1,005,000
Acquisition of Bioamber S.A.S. common stock	—	—	7,344,224
Warrants issued in connection with the bridge loan and closing of private placement	—	—	810,448
Deferred financing costs related to IPO not yet paid	—	1,029,440	—
Construction-in-progress (CIP) costs not yet paid	4,935,512	—	4,935,512
Amortization of debt discounts capitalized to CIP	142,398	—	442,398

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Notes to Consolidated Financial Statements

for the three months ended March 31, 2014 and 2013, year ended December 31, 2013 and the period from October 15, 2008 (inception) to March 31, 2014

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC rules and regulations and using the same accounting policies as described in Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ended December 31, 2014 or any other future period.

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. There have been no changes in the methodologies used since December 31, 2013.

Revenue

The Company’s revenues represent sales of bio-succinic acid to a limited number of customers. Revenues from two customers represented 73% and 74% of the consolidated revenue for the three months ended March 31, 2014 and 2013, respectively.

Restricted Cash

Cash amounts that are restricted to withdrawal or usage are presented as restricted cash. As of March 31, 2014 and 2013, the Company had $678,450 and nil, respectively, of restricted cash held in an escrow account as a guarantee to a long-term supply agreement. See also Note 17.

Intangible assets

Costs incurred in obtaining patents are capitalized and amortized on a straight-line basis over their estimated useful lives of between 8 and 15 years. The Company’s patent portfolio was acquired as part of the spin-off transaction and the acquisition of Bioamber SAS. The cost of servicing the patents is expensed as incurred.

As required by FASB ASC 805, business combinations, acquired in-process research and development (“IPR&D”) through business combinations is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Therefore, such assets are not amortized but are tested for impairment at least annually. Once the research and development activities are deemed to be substantially complete, the assets will be amortized over the related product’s useful life. If the project is abandoned, the assets will be written off if they have no alternative future use. The Company reviews its portfolio of patents and acquired in-process research and development taking into consideration events or circumstances that may affect its recoverable value.

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

Redeemable non-controlling interest

The Company accounts for redeemable non-controlling interest in accordance with FASB ASC 480-10-S99, Classification and Measurement of Redeemable Securities, under which the initial carrying value of the redeemable non-controlling interest is classified as temporary equity. The redeemable non-controlling interest are presented at the greater of their carrying amount or redemption value at the end of each reporting period. The changes in the value from period to period are charged to redeemable non-controlling interest on the consolidated balance sheets, or in reduction of retained earnings and earnings available to common shareholders if the redemption value is greater than the carrying amount. Refer to Note 12.

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

Recent accounting pronouncements

In July 2013, the FASB issued an amended accounting standard update on the financial statement presentation of unrecognized tax benefits. The amended guidance provides that a liability related to an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and was applied prospectively to unrecognized tax benefits that existed at the effective date with retrospective applications permitted. The Company’s current presentation of unrecognized tax benefits conforms with the amended guidance. Accordingly, there was no impact to the Company resulting from this amended standard

2. Sinoven Biopolymers Inc. (“Sinoven”)

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

3. Investment in AmberWorks LLC

AmberWorks had no revenue and a net loss of $108 and $30,678, for the three months ended March 31, 2014 and 2013, respectively. Sinoven’s share of the net loss amounted to $54 and $15,339 for those periods.

AmberWorks had total assets of $1,419,958 and $1,420,174 and total liabilities of nil as of March 31, 2014 and December 31, 2013, respectively. Sinoven’s share of net assets amounted to $709,979 and $710,033 as of those periods.

4. Inventories and Prepaid expenses and deposits

The Company had $3.9 million and $2.4 million of finished goods inventory as of March 31, 2014 and December 31, 2013, respectively.

The Company had $4.3 million and $5.1 million of prepaid expenses and deposits as of March 31, 2014 and December 31, 2013, respectively, which was comprised primarily of deposits made to secure the purchase of equipment and advances for the construction of the manufacturing facility in Sarnia, Ontario.

5. Property and equipment

	Estimated Useful Life	March 31, 2014	December 31, 2013
	(years)
		$	$
Land		304,698	316,689
Furniture and fixtures	5 - 8	86,043	80,081
Machinery and equipment	5 - 15	747,170	747,549
Computers, office equipment and peripherals	3 - 7	297,877	238,143
Construction in-progress		28,886,280	16,784,763
Grants applied to construction in-progress		(4,173,906)	(4,338,168)

		26,148,162	13,829,057
Less: accumulated depreciation		(332,018)	(274,778)

Property and equipment, net		25,816,144	13,554,279

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $59,674 and $31,272 for the three months ended March 31, 2014 and 2013, respectively.

6. Intangible assets

	March 31, 2014	December 31, 2013
	$	$
Intellectual property, patents and licenses:
Beginning balance	4,878,813	12,644,197
Completion of in-process research and development	—	—
Write-off of patents and completed IPR&D	—	(7,785,384)

	4,878,813	4,878,813
Foreign currency translation adjustment	(350,074)	(350,074)

	4,528,739	4,528,739
Less: accumulated amortization	(4,528,739)	(4,528,739)

Intellectual property, patents and licenses, net	—	—
Acquired in-process research and development:
Beginning balance	4,158,550	4,158,550
Completion of in-process research and development	—	—
Write-off of in-process research and development	—	—

Acquired in-process research and development, net	4,158,550	4,158,550

Intangible assets, net	4,158,550	4,158,550

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to nil and $501,906 for the three months ended March 31, 2014 and 2013, respectively.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	$	$
Trade accounts payable	6,493,594	4,020,205
Accrued payroll and bonus	1,108,827	2,291,369
Consulting and legal fees	489,049	203,958
Other	1,085,585	565,939

Total	9,177,055	7,081,471

8. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of the manufacturing facility in Sarnia, Ontario:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

On September 30, 2011, BioAmber Sarnia Inc. (“BioAmber Sarnia”) and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $13,569,000 when converted into U.S. dollars as of March 31, 2014, was granted to BioAmber Sarnia, according to the following principal terms:

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

•

the loan is secured by a guarantee from BioAmber and Mitsui & Co., Ltd., the non-controlling shareholder of BioAmber Sarnia (the guarantee being limited to its percentage of ownership held in BioAmber Sarnia); and

•

the loan is secured by (i) a general security agreement representing a valid charge on BioAmber Sarnia’s present and future accounts receivable, inventory, equipment and other personal property and (ii) a valid charge against the leasehold interest on the portion of the real property located in Sarnia Ontario, Canada and leased to BioAmber Sarnia.

During March 2013, BioAmber Sarnia received the first disbursement of CAD$929,000, or $840,831 when converted into U.S. dollars as of March 31, 2014. The loan was originally recorded at $450,608 when converted into U.S. dollars as of March 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $390,223 when converted into U.S. dollars as of March 31, 2014 was recorded as a short-term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

ii) Sustainable Chemistry Alliance (“SCA”)

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000, or $452,300 when converted into U.S. dollars as of March 31, 2014. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed $45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender.

The loan was originally recorded at $234,632 when converted into U.S. dollars as of March 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $217,668 was recorded as a deferred grant (see Note 9).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (“FEDDEV”)

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD$12,000,000 or $10,855,200 when converted into U.S. dollars as of March 31, 2014, was granted to BioAmber Sarnia. The loan is non-interest bearing with repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

The loan agreement contains various legal and financial covenants ordinarily found in such government agency loan agreements. In addition the following specific covenants also apply:

(a)	the Company will carry appropriate amounts of liability and casualty insurance during the duration of the loan agreement;

(b)	the Company will file for and obtain all necessary permits and licenses from all required jurisdictional authorities in order to build the facility;

(c)	the Company will not alter the project nor project management without prior written consent of the Minister;

(d)	the Company will complete the project to the Minister’s satisfaction by the completion date; and

(e)	the Company will not allow change of control without prior written consent of the Minister.

These covenants were met as of March 31, 2014.

During October 2012, BioAmber Sarnia received the first disbursement for CAD$3,645,000 or $3,297,230 when converted into U.S. dollars as of March 31, 2014. The loan was originally recorded at $1,414,742 when converted into U.S. dollars as of March 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,282,302 when converted into U.S. dollars as of March 31, 2014. was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During January 2013, BioAmber Sarnia received a second disbursement for CAD$221,000, or $200,269 when converted into U.S. dollars as of March 31, 2014. The loan was originally recorded at $90,557 when converted into U.S. dollars as of March 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $71,651 when converted into U.S. dollars as of March 31, 2014 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

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

During December 2013, BioAmber Sarnia received a third disbursement for CAD$1,882,700, or $1,703,093 when converted into U.S. dollars as of March 31, 2014. The loan was originally recorded at $896,627 when converted into U.S. dollars as of March 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $636,156 when converted into U.S. dollars as of March 31, 2014 was recorded as a deferred grant and reclassified to reduce the cost of construction in progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan

iv)	Hercules Technology Growth Capital, Inc. (“HTGC”)

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

On December 20, 2013, the Company signed an amendment to the June 27, 2013 Loan Agreement to extend the date to receive the additional equity contribution by its joint venture to January 31, 2014.

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

As of March 31, 2014, the balance of deferred financing cost associated with this transaction was $604,807 and is being amortized over the estimated term of the loan using the effective interest method.

The loan obligation is secured by a security interest on substantially all of the Company’s assets (subject to certain exceptions), including its intellectual property, but excluding certain licenses from third parties and its equity interest in its subsidiary, BioAmber Sarnia. The security interest does not apply to any assets owned by BioAmber Sarnia, the entity that will own the Company’s planned Sarnia, Ontario manufacturing facility.

The Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the Loan Agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness, and certain events of insolvency. The Company must maintain at least $10 million in unrestricted cash as long as the loan remains outstanding. If the Company makes investments into BioAmber Sarnia in an amount exceeding $15 million per quarter, or an aggregate amount exceeding $50 million during the term of the loan, the Company is required to maintain an amount not less than the lesser of (a) $20 million and (b) the then outstanding principal balance of the term loan, in unrestricted cash through the period ending December 31, 2014 at which time, under the terms of the Loan Agreement, the planned Sarnia facility must be mechanically complete. If any event of default occurs, the principal, premium, if any (including the end of term fee referenced above), interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. These covenants were met as of March 31, 2014.

v) Minister of Agriculture and Agri-Food of Canada

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million for the AgriInnovation Program. This loan provides for progressive disbursements as eligible costs are incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. No payments were received as of March 31, 2014.

The balance of the outstanding long-term debt is as follows:

	March 31, 2014	December 31, 2013
	$	$
Sustainable Jobs and Investment Fund:
Face value (CAD$929,000)	840,831	873,922
Less: debt discount	(390,223)	(405,580)
Amortization of debt discount	72,437	55,401

	523,045	523,743

Sustainable Chemistry Alliance:
Face value (CAD$500,000)	452,300	470,100
Less: debt discount	(217,668)	(226,234)
Amortization of debt discount	86,011	83,344

	320,643	327,210

Federal Economic Development Agency:
Face value (CAD$5,748,700)	5,200,592	5,405,258
Less: debt discount	(1,990,109)	(2,068,428)
Less: short-term portion of debt	(520,059)	(270,263)
Gain on debt extinguishment	(288,497)	(299,852)
Amortization of debt discount	459,739	349,254

	2,861,666	3,115,969

	March 31, 2014	December 31, 2013
	$	$
Hercules Technology Growth Capital, Inc:
Face value	25,000,000	25,000,000
Less: short-term portion of debt	(9,375,000)	(6,250,000)
Accretion of the end of term charge	728,577	492,707

	16,353,577	19,242,707

Long-term debt, net	20,058,931	23,209,629

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	HTGC	Total
	$	$	$	$	$
April 2014 – March 2015	—	—	520,059	9,375,000	9,895,059
April 2015 – March 2016	22,615	—	1,040,118	12,500,000	13,562,733
April 2016 – March 2017	90,460	—	1,040,118	3,125,000	4,255,578
April 2017 – March 2018	90,460	—	1,040,118	—	1,130,578
April 2018 and thereafter	248,765	840,831	1,560,179	—	2,649,775

Total	452,300	840,831	5,200,592	25,000,000	31,493,723

9. Deferred Grants

As of March 31, 2014, the Company has the following deferred grants:

a) Sustainable Development Technology Canada (“SDTC”)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia in the amount of CAD$7,500,000, or $6,784,500 when converted into U.S. dollars as of March 31, 2014, with progressive disbursements according to the terms of the agreement and milestones, as follows:

i)	Detailed Engineering Package, Construction and Procurement. The Company fulfilled this Milestone in October 2012.

ii)	Procurement of Equipment and Construction of the manufacturing facility, expected to be prior to December 2014.

iii)	Commissioning, Start-up and Optimization of the manufacturing facility, expected to be prior to March 31, 2015.

The grant is non-reimbursable by BioAmber Sarnia except upon the occurrence of certain events of default defined in the agreement.

An advance on Milestone I of CAD$1,982,726, or $1,793,574 when converted into U.S. dollars as of March 31, 2014 , was received in December 2011 (net of 10% holdback) and was originally recorded as deferred grant. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia received an additional amount of CAD$3,015,000, or $2,727,564 when converted into U.S. dollars as of March 31, 2014, as advance on Milestone II. Accordingly, the advance on Milestone I was reclassified from deferred grants reducing the cost of construction in-progress, whereas the advance in Milestone II has been recorded as a deferred grant.

b) Sustainable Chemistry Alliance (“SCA”)

The loan received from SCA is to be used primarily for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenses for which the loan was received have not yet been incurred as of March 31, 2014, but are expected to be incurred during the next year. Accordingly, the grant portion of the loan in the amount of $217,668 when converted into U.S. dollars as of March 31, 2014, has been deferred and will be reclassified as a reduction of such expenses as they are incurred in the future.

The balance of the outstanding current liability deferred grant is as follows:

	March 31, 2014	December 31, 2013
	$	$
SDTC	2,727,564	2,834,906
SCA	217,668	226,234

Total	2,945,232	3,061,140

10. Financial charges (income)

	Three Months ended March 31,		Cumulative from inception to March 31, 2014
	2014	2013
	$	$	$
End of term charge on long-term debt (Note 8)	235,870	—	728,577
Interest on long-term debt	625,000	—	1,930,556
Reevaluation of the warrants financial liability (Note 13)	11,600,000	—	1,292,000
Issuance of the warrants financial liability	—	—	1,131,200
Increase in estimated fair value of shares to be issued to the non-controlling shareholders of Sinoven	—	—	3,215,100
Accreted interest on convertible notes	—	—	1,855,755
Bridge loan financing charge	—	—	572,080
Interest revenue	(108,149)	—	(162,721)

Total financial charges (income), net	12,352,721	—	10,562,547

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

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $182,083 and $ 343,414 for the three months ended March 31, 2014 and 2013, respectively, and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required. As of December 31, 2013, BioAmber Sarnia has commitments related to purchase obligations and service payments as follows:

December 31, 2013
$
2014	642,000
2015	1,608,914
2016	3,022,829
2017	3,315,612
2018 and thereafter	17,804,060

No payments were made during the three months ended March 31, 2014 under those agreements.

Litigation

As of March 31, 2014 there were no outstanding claims or litigations.

12. Redeemable non-controlling interest

On January 24, 2014, the Company signed an amended and restated joint venture agreement (the “Amended JV Agreement”) with Mitsui & Co. Ltd. related to the Sarnia joint venture. Under the Amended JV Agreement, Mitsui invested an additional $8.1 million (CAD$9 million) of equity on January 29, 2014 in BioAmber Sarnia to maintain its 30% ownership. The Amended JV Agreement also revised each party’s rights and obligations under the buy/sell provisions of the Agreement, including a put option exercisable at Mitsui’s sole discretion that requires the Company to purchase Mitsui’s equity for a purchase price of 50% of Mitsui’s equity in the joint venture. This option remains in effect until December 31, 2018. As a result of the Amended JV Agreement, the Company’s previously recorded non-controlling interest in BioAmber Sarnia joint venture of $2.1 million as at December 31, 2013 in shareholders’ equity on the consolidated balance sheet, was re-classified to redeemable non-controlling interest in temporary equity on the Company’s consolidated balance sheets, at the greater of the carrying value or the redemption value, in accordance with FASB ASC 480-10-S99. As of March 31, 2014, the estimated redemption value of the redeemable non-controlling interest was $5.5 million. The following table reflects the activity of the redeemable non-controlling interest:

$
Balance as of January 1, 2014	—
Reclassification of non-controlling interest to redeemable non-controlling interest	2,125,925
Mitsui’s additional capital contribution	8,120,700
Net loss attributable to non-controlling interest (NCI)	(40,996)
Accumulated other comprehensive loss attributable to NCI	(258,334)

Balance as of March 31, 2014	9,947,295

13. Share capital

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

Preferred stock—dividends and voting rights

Holders of Series A preferred stock were entitled to dividends and votes on the same basis as the common stock, and had a liquidation preference of $2.72 per share. In addition, the Series A participating convertible stock were convertible, at the option of the holders, into shares of common stock on a one-to-one basis. As of September 30, 2010 all shares of preferred stock had been converted into shares of common stock.

Liquidation, dissolution and winding up rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of common stock shall be entitled to receive all of the remaining assets of the Company available for distribution to its shareholders, ratably in proportion to the number of shares held by them.

Initial Public Offering

On May 9, 2013, the Company completed an initial public offering (“IPO”) of 8,000,000 units, each unit consisting of one share of common stock and one warrant to purchase half of one share of common stock, at a price of $10.00 per unit. Each warrant is exercisable during the period commencing on August 8, 2013 and ending on May 9, 2017 at an exercise price of $11.00 per whole share of common stock.

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

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On March 31, 2014, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $2.18 per warrant, as compared to $0.73 per warrant on December 31, 2013. As a result, the liability was revalued at the balance sheet date resulting in a financial charge of $11.6 million for the three months ended March 31, 2014.

Private placement—period ended December 31, 2012

On February 6, 2012, the Company completed a private placement for gross proceeds of $9,999,910, pursuant to which 351,050 shares of common stock were issued at a price per share of $28.49.

Share issue costs incurred amounted to $22,254 consisting principally of legal fees.

Private placements—period ended December 31, 2011

On April 15, 2011, the Company completed a private placement for gross proceeds of approximately $45,000,000, pursuant to which 4,266,640 shares of common stock were issued at a price per share of $10.55. The private placement consisted of the following:

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

No other awards may be granted under the 2013 Plan after the date that is ten years from the date of stockholder approval.

Stock-based compensation expense was allocated as follows:

	Three Months ended March 31,		Cumulative from inception to March 31, 2014
	2014	2013
	$	$	$
General and administrative	664,022	759,199	7,504,855
Research and development	647,525	1,453,924	10,579,997
Sales and marketing	172,134	204,244	2,769,714

Total compensation expense	1,483,681	2,417,367	20,854,566

The following table summarizes activity under the Plan:

	Three Months ended
	March 31, 2014		March 31, 2013
	Number of options	Weighted Average Exercise price	Number of options	Weighted Average Exercise price
		$		$
Options outstanding, beginning of period	4,329,560	8.46	2,072,000	10.89
Granted	60,000	12.03	3,500	28.49
Forfeited	(46,719)	10.08	(14,000)	28.49

Options outstanding, end of period	4,342,841	8.49	2,061,500	10.80
Options exercisable, end of period	1,666,406	8.40	1,220,220	7.22
Per share weighted average grant-date fair value of options granted		$6.74		$21.92

As of March 31, 2014, the weighted-average remaining contractual life of options outstanding and options exercisable were 8.21 years and 6.46 years, respectively.

The fair value of options granted during the three months ended March 31, 2014 and 2013, respectively, was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months ended March 31,
	2014	2013
Risk-free interest rate	1.91%	1.99%
Expected life	6.25 years	10 years
Volatility	58.24%	71.99%
Expected dividend yield	0%	0%

Warrants

During the three months ended March 31, 2014, 3,500 warrants were exercised at an exercise price of $1.07 per share.

As at March 31, 2014, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
335,066	$1.07	February 2014 - September 2019
610,890	$1.43	February 2019
268,100	$5.74	October 2014 - June 2019
94,745	$10.55	April 2021
4,000,000	$11.00	May 2017

5,308,801

14. Income taxes

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

Based on the Company’s evaluation at March 31, 2014, management has concluded that there has been no change to the recorded uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2010 through December 31, 2013.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions; however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as an income tax expense.

For the three month periods ended March 31, 2014 and March 31, 2013, the Company’s effective income tax rates was 0.13% and 0% respectively, compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of March 31, 2014 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended March 31, 2014, the Company recorded valuation allowances on deferred tax assets relating to current year losses. As of March 31, 2014, no changes have been made to the unrecognized tax benefits that were previously recorded.

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

15. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of March 31, 2014, is equal to the carrying amount of its financial assets. As of March 31, 2014, amounts due from one customer represented approximately 84% of the total accounts receivable.

16. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at March 31, 2014 and December 31, 2013. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate of 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

The fair value of the warrants which were issued upon the completion of the IPO on May 10, 2013 was calculated using the Black-Scholes option pricing model using various assumptions described in note 13, which was a level 3 fair value measurement. As these warrants starting trading freely on the New York Stock Exchange on June 10, 2013, the closing value of these warrants, which is a level 1 measurement was used to calculate the fair value from June 10, 2013 onwards.

17. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months ended March 31,		Cumulative from inception to March 31, 2014
	2014	2013
	$	$	$
Licensing fees charged to Bioamber S.A.S.	—	—	1,300,580
Interest revenue from Bioamber S.A.S.	—	—	161,771
Product sales to companies under the common control of a shareholder	—	—	257,865
Product sales to a shareholder	21,582	1,681	446,378
Toll manufacturing services provided by ARD recorded as research and development expenses	189,172	138,000	3,183,009
Toll manufacturing services provided by ARD initially recorded as inventory	1,797,396	1,328,528	8,974,494
Land purchased from Lanxess	—	—	338,550
Services provided by Saltigo, a subsidiary of Lanxess, recorded as research and development expenses	—	—	387,440

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

BioAmber Sarnia has entered into a steam supply agreement and a service agreement with LANXESS Inc. under which, an amount of CAD$750,000 or $678,450 when converted in U.S. dollars as of March 31, 2014 is held in an escrow account as a guarantee for the supply agreement. Refer to Note 11.

The related party transactions noted above were undertaken in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

18. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. The Company’s licensing revenues have been generated in the United States while the product sales have been generated in France.

For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe
	March 31, 2014	December 31, 2013
	$	$
Property and equipment, net	2,323	3,333
Investment in equity method investments	—	—
Intangible assets, net (Note 6)	4,158,550	4,158,550
Goodwill	662,097	692,788

	North America
	March 31, 2014	December 31, 2013
	$	$
Property and equipment, net	25,813,821	13,550,946
Investment in equity method investments	709,979	710,033
Intangible assets, net (Note 6)	—	—
Goodwill	—	—

	Consolidated
	March 31, 2014	December 31, 2013
	$	$
Property and equipment, net	25,816,144	13,554,279
Investment in equity method investments	709,979	710,033
Intangible assets, net (Note 6)	4,158,550	4,158,550
Goodwill	662,067	692,788

19. Subsequent events

The Company has evaluated and determined that there has been no subsequent event through May 13, 2014, the date of the issuance of the consolidated financial statements.

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

Overview

We are an industrial biotechnology company producing sustainable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into sustainable chemicals that are cost-competitive replacements for petroleum-derived chemicals, which are used in a wide variety of everyday products including plastics, resins, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We intend to produce bio-succinic acid that is cost-competitive with succinic acid produced from petroleum at our planned facility in Sarnia, Ontario, which is being built pursuant to a joint venture agreement with Mitsui and Co. Ltd., or Mitsui. We currently produce our bio-succinic acid in a large-scale demonstration facility using a 350,000 liter fermenter in Pomacle, France, which we believe to be among the largest bio-based chemical manufacturing fermenters in the world.

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimates of production costs at our planned facility in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. While we can provide no assurance that we will be able to secure corn at $6.50 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our planned facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.68 per bushel to a high of $8.44 per bushel. As of May 8, 2014, the spot price was $4.97 per bushel and the six month forward price was $5.13 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.025 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We are currently building our first facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be mechanically complete by the end of 2014 or early first quarter 2015, at which time we plan to begin commissioning and start-up. We also intend to build and operate additional facilities over the next three to four years.

We have been manufacturing our bio-succinic acid at a large-scale demonstration facility in Pomacle, France for over four years. We shipped commercial quantities to customers, such as shipments of one ton super sacks and container loads. We and our customers used the products produced at the facility as part of our efforts to validate and optimize our process and to continue to refine and improve our bio-succinic acid to meet our customers’ specifications. We expect to move from a development stage enterprise to a commercial enterprise as our planned principal operations begin in the Sarnia, Ontario facility. As we scale-up our manufacturing capacity and prepare to manufacture and commercialize, we expect the majority of our revenue will initially come from sales of bio-succinic acid. We also intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target additional high value-added products, such as bio-based 1,4 butanediol, or BDO, bioplastics, de-icing solutions and plasticizers. In addition, we are also working to expand our product portfolio to additional building block chemicals, including adipic acid and caprolactam.

As of March 31, 2014, we had raised an aggregate of $168.9 million from our initial public offering of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes. On May 9, 2013, we raised net proceeds of $71.7 million from the initial public offering of our equity securities. In addition, on June 27, 2013, we received net proceeds of $24.2 million from a three year term loan with Hercules Technology Growth Capital, Inc., or HTGC.

Manufacturing Expansion Plan

In order to support our growth, we plan to rapidly expand our manufacturing capacity beyond the current production at the large-scale demonstration facility we operate in Pomacle, France. We have entered into a joint venture with Mitsui to finance, build and operate a manufacturing facility in Sarnia, Ontario through our BioAmber Sarnia subsidiary in which we own a 70% equity interest and Mitsui owns the remaining 30%. The joint venture agreement, which was entered into on November 2, 2011 and amended on January 24, 2014, also establishes our non-binding intent to build and operate a BDO and/or succinic acid production facility with Mitsui, which we expect to occur by the end of 2017. As part of the amendment, Mitsui increased its maximum capital commitment to the project from $23.7 million to $45.6 million in order to maintain a 30% equity stake in the joint venture. In exchange, Mitsui obtained the right to sell us back its shares in the Sarnia joint venture under certain specific circumstances: (i) Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value if the cost of the Sarnia facility is greater than $140 million and we do not provide the additional funds to complete the facility, with a corresponding increase in our prorata share of the joint venture; (ii) in the event of an occurrence of a dissolution event of the joint venture until December 31, 2020, Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value, with the dissolution event consisting of the Sarnia plant not being operational by January 31, 2016, cumulative losses accrued from 2016 through 2020 exceeding 75% of paid-in capital, no after-tax profit earned in any three consecutive years from 2016 onwards, and any act of insolvency, bankruptcy, or similar event, and (iii) until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a 50% discount to their investment value.

For future facilities, we expect to enter into agreements with minority interest partners and we intend to partially finance these facilities with debt. We expect to fund the initial phase of our planned facility in Sarnia, Ontario using available cash, a portion of the $71.7 million in net proceeds from the initial public offering of our equity securities, which was completed on May 9, 2013, equity from our partner Mitsui, low-interest loans, government grants, and $24.2 million in net proceeds from a three year term loan with HTGC. For future facilities, we currently expect to fund the construction of these facilities using internal cash flows, partner equity, project financing and we may also require fundraising through the capital markets.

On January 22, 2014, we entered into a take-or-pay supply contract with Vinmar International Ltd., or Vinmar, to supply bio-based 1,4 BDO from a planned 100,000 metric ton, or MT, facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2017. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. BDO is a building block chemical that is used in a wide range of products, including engineering plastics for the automotive industry, polyurethanes, biodegradable plastics, and spandex. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement. We believe the current size of the global BDO market is approximately $4 billion. We produce BDO by combining our succinic acid technology with a catalyst technology licensed from DuPont. We believe our bio-based BDO is cost competitive with petroleum-derived BDO. To date, we have validated the high quality of our bio-based BDO with over 20 purchasers of petroleum-derived BDO.

Sarnia Facility

The first facility we are currently building in partnership with Mitsui is located in a bio-industrial park in Sarnia, Ontario. We have commenced construction and the initial phase is expected to be mechanically complete by the end of 2014 or early 2015, at which time we plan to begin commissioning and start-up. The facility will be constructed to have an initial projected capacity of 30,000 MT of bio-succinic acid and could subsequently be expanded to produce another 20,000 MT of bio-succinic acid. Completion of this initial phase of our planned facility in Sarnia is expected to cost approximately $125.0 million, which we plan to fund through capital contributions of $56.0 million and $24.0 million from us and from Mitsui, respectively, and an additional CAD$45.0 million in low-interest loans and governmental grants that have been committed, subject to our meeting certain milestones, by various governmental authorities in Canada. The milestones vary depending on the government grant or loan. We have received loan proceeds from Canadian government agencies of CAD$4.3 million and grant proceeds in the amount of CAD$7.9 million. We are also in discussions with a commercial consortium including Canadian Crown Corporations for approximately CAD$20.0 million in additional interest-bearing loans, which would reduce our and Mitsui’s capital contributions to $42.0 million and $18.0 million respectively.

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

Additional Facilities

Our agreement with Mitsui contemplates the potential construction and operation of an additional manufacturing facility. We have entered into a take-or-pay contract with Vinmar to purchase 100% of a planned 100,000 MT per year bio-based BDO facility in North America. In addition, Vinmar plans to invest at least 10% in the equity of the facility and will help us to secure other funding to construct the planned facility.

We anticipate that Vinmar and other potential parties, will be equity partners in this facility, but we may also seek low interest loans and government grants to fund the facility, which would substantially reduce our equity funding requirement. Based on current estimates and assumptions, we expect our second manufacturing facility to have a projected initial bio-based 1,4 BDO capacity of 100,000 MT, construction costs of approximately $350.0 million, and be mechanically complete in 2017.

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

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. In the three months ended March 31, 2014, we had revenue of $351,000 from the sale of our bio-succinic acid, compared to $331,000 in the three months ended March 31, 2013. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new value-added applications and derivative products. The supply agreement we signed with PTTMCC Biochem Company Limited, PTTMCC Biochem, on April 18, 2014 is an example of market development in new applications, and we expect to sign additional supply agreements in other new applications such as artificial leather, plasticizers, polyurethanes, personal care products and foams and heat transfer fluids, prior to Sarnia starting production. We also plan to develop and commercialize derivatives of succinic acid, such as bio-based 1,4 BDO, and to target large and established chemical markets such as adipic acid, where succinic acid can partially substitute the incumbent chemical. Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we are developing our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. On January 22, 2014, we entered a take-or-pay supply contract with Vinmar to supply bio-based 1,4-BDO from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the bio-based 1,4 BDO produced in a 100,000 ton per year capacity plant that we plan to build in North America and commission in 2017. We are also engaging in a collaborative process with our customers to test and optimize new applications and derivative products such as 1,4-BDO in order to ensure that they meet specifications in each of their potential applications. We will continue to seek to establish supply agreements and distribution agreements with strategic customers as we expand our markets and product offerings after Sarnia has been commissioned.

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

Recent Developments

HTGC Loan Agreement

On June 27, 2013, we entered into a Loan and Security Agreement, or the Loan Agreement, with HTGC. Pursuant to the Loan Agreement, HTGC agreed to make a senior secured term loan of $25 million, which was funded on June 27, 2013, net of a 2.5% loan fee. The term loan is repayable over 36 months after closing, at a floating interest rate per annum based on the greater of (a) 10% and (b) the prime rate (as reported in the Wall Street Journal) plus 6.75% and is subject to an end of term charge of 11.5% based on the $25 million loaned amount. There was an initial interest-only period until January 1, 2014, to be extended until July 1, 2014 in the event that we receive an additional equity contribution by our joint venture partner of at least $1.5 million relating to our Sarnia facility by December 31, 2013. On December 20, 2013, we signed an amendment to the Loan Agreement to extend the date to receive the additional equity contribution from our joint venture partner to January 31, 2014. On January 29, 2014, we received the additional equity contribution of $9.0 million from Mitsui, which extended the interest-only period until July 1, 2014. The proceeds are expected to be used to fund the construction of the initial phase of our planned facility in Sarnia, Ontario with an expected capacity of 30,000 MT of bio-succinic acid and for general corporate purposes. For additional information relating to the Loan Agreement, see Note 8 of our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Vinmar Take-or-Pay Agreement

On January 22, 2014, we entered into a take-or-pay supply contract with Vinmar, to supply bio-based 1,4 BDO from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2017. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement.

Joint Venture with Mitsui and Co. Ltd.

On January 24, 2014, we signed an amended and restated joint venture agreement with Mitsui. The amendment contained several provisions designating each party’s rights and obligations with respect to funding, construction and operation of a 30,000 MT bio succinic acid facility in Sarnia using the yeast technology and a potential future facility. Mitsui invested an additional CAD$9.0 million of equity on January 29, 2014 in BioAmber Sarnia maintaining its 30% ownership. This satisfied the equity investment required by HTGC per the terms of its loan agreement with BioAmber. Certain changes made by the amendment, among others included a removal of exclusivity restrictions for constructing future facilities for succinic acid and or bio-based 1,4 BDO, an increase in total cash committed to the project by Mitsui under certain conditions, the possibility for additional strategic partners to participate in the Sarnia project or future projects with Mitsui and BioAmber, and made changes to both party’s rights and obligations under the buy/sell provisions of the Agreement.

Loan from Agriculture Canada

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan, with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million for the AgriInnovation Program.

This loan provides for progressive disbursements as eligible costs are incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025 and contains various legal and financial covenants ordinarily found in such government agency loan agreements. No payments were received as of March 31, 2014.

Supply Agreements for Bio-Succinic Acid Produced at Sarnia Facility

To date, we have entered into several agreements and MOUs that contemplate, but do not obligate, us to supply approximately 144,000 metric tons of bio-succinic acid, and, as we continue construction of our planned facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers. For example, on April 18, 2014, we entered into a three year supply agreement with PTT MCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical Corporation that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and 1,4 BDO. PTTMCC is constructing a PBS plant in Thailand that is expected to be operational in the first half of 2015 and consume approximately 14,000 tons of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTTMCC’s total bio-succinic needs until the end of 2017, with approximately 50% of the total purchases under take-or-pay terms. This is one of many potential customers and applications that we are targeting for the bio-succinic acid that we plan to produce at our Sarnia facility, and we expect to enter into additional definitive supply agreements in advance of mechanical completion in late 2014 or early 2015. These supply agreements reflect our ongoing efforts to expand the succinic acid addressable market into new applications such as PBS.

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

Cost of Goods Sold

Cost of goods sold consists of the cost to produce finished goods at the large-scale demonstration facility in Pomacle, France under a tolling arrangement. The costs to produce product in this facility are currently higher than we expect to incur in the future at Sarnia due to the higher raw material costs such as sugar and utilities, the amount of fixed costs relative to the total production capacity available to us, and the inefficiencies created by the need to stop production from time to time to allocate the capacity to other parties. Going forward, we expect our cost of goods sold as a percent of revenues to decrease as we increase volumes produced, transition from a development stage entity to a full scale commercial enterprise and benefit from efficiencies in utilizing our yeast in our fermentation process at our planned Sarnia facility.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of the amortization of certain in-process research and development acquired technology, patents and technology licenses, which are amortized using the straight-line method over their estimated useful lives. We expect depreciation of property and equipment to increase significantly as our planned manufacturing facilities are put in to use. As of March 31, 2014, we received $11.0 million in government grants and loans in relation to our planned facility in Sarnia, Ontario, of which, $4.2 million was applied at year-end as a reduction of construction in-progress. This will result in reduced depreciation expense over the useful life of the asset.

Foreign Exchange (Gain) Loss

We expect to conduct operations throughout the world. Our financial position and results of operations will be affected by economic conditions in countries where we plan to operate and by changing foreign currency exchange rates. We are exposed to changes in exchange rates in Europe and Canada. The Euro and the Canadian dollar are our most significant foreign currency exchange risks. A strengthening of the Euro and the Canadian dollar against the U.S. dollar may increase our revenues and expenses since they are expressed in U.S. dollars. As we move our production to our manufacturing facility under construction in Sarnia, Ontario, we expect our foreign currency risk to continue as a significant portion of our uses of cash will be denominated in Canadian dollars while our sources of cash will be primarily in U.S. dollars and in Euros. We will monitor foreign currency exposures and will look to mitigate exposures through normal business operations such as manufacturing and selling in the same currencies where practical or buying required currencies at spot where advantageous. We may use forward contracts or currency swaps to mitigate any remaining exposures.

Amortization of Deferred Financing Costs and Debt Discounts

Amortization of deferred financing costs and debt discounts consists primarily of costs from past financings that are recognized over the life of the funding instrument and will continue to increase in line with the expenses incurred to obtain future financing. Those costs are deferred and amortized on a straight-line basis over the term of the related debt. Amortization of deferred financing costs and debt discounts also includes the accretion of the debt discount on the interest free or low-interest loans received from the government agencies if the expenditures for which the loans were received have not yet been incurred.

Financial Charges (Income), Net

For the three months ended March 31, 2014, financial charges (income), include interest on long-term debt, end of term charge accretion from the HTGC loan, the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with the IPO completed on May 9, 2013.

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

Changes in the fair value of the warrants issued in connection with our initial public offering, or IPO, are reflected in the consolidated statement of operations as financial charges (income), net. The change in fair value of common stock warrants liability resulted in a decrease in the associated warrant liability of $11.6 million for the three months ended March 31, 2014. This change was due to changes in the market price of our warrants.

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

Income Taxes

We are subject to income taxes in France, Luxembourg, the United States, Canada and China. As a development stage company, we have incurred significant losses and have not generated taxable income in these jurisdictions, with the exception of Canada. In the future, we expect to become subject to taxation based on the statutory rates in effect in the countries in which we operate and our effective tax rate could fluctuate accordingly. We have incurred net losses since our inception and have not recorded any federal, state or foreign current income tax provisions other than for unrecognized tax benefits in the years ended December 31, 2011, 2012 and 2013 and a recovery of income taxes in the 258 day period ended September 30, 2009. We have a full valuation allowance against our net deferred tax assets. Additionally, under the U.S. Internal Revenue Code, our net operating loss carryforwards and tax credits may be limited if a cumulative change in ownership of more than 50% is deemed to have occurred within a three year period. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous issuances of shares of common stock and warrants.

Equity Participation in Losses of Equity Method Investments

Equity participation in losses of equity method investments consist primarily of our share of losses incurred by AmberWorks LLC. We recognize our 50% share of losses incurred by AmberWorks LLC, a joint venture formed on February 15, 2012.

Comparison of Three Months Ended March 31, 2014 and Three Months Ended March 31, 2013

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three months ended March 31, 2014	Three months ended March 31, 2013	$ Increase (decrease)
	(in thousands)
Revenues
Product sales	351	331	20

Total revenues	351	331	20
Cost of goods sold	280	199	81

Gross (loss) profit	71	132	(61)
Operating expenses
General and administrative	2,919	2,338	581
Research and development, net	3,314	6,099	(2,785)
Sales and marketing	1,111	1,095	16
Depreciation of property and equipment and amortization of intangible assets	60	533	(473)
Foreign exchange (gain) loss	168	(88)	256

Operating expenses	7,572	9,977	(2,405)

Operating loss	7,501	9,845	(2,344)
Amortization of deferred financing costs and debt discounts	73	69	4
Financial charges (income), net	12,353	—	12,353
Gain on debt extinguishment	—	(314)	314
Equity participation in losses of equity method investments	—	16	(16)

Loss before income taxes	19,927	9,616	10,311
Income taxes	25	—	25
Net loss	19,952	9,616	10,336

Net loss attributable to:
BioAmber Inc. shareholders	19,911	9,500	10,411
Non-controlling interest	41	116	(75)

	19,952	9,616	10,336

Product sales

Product sales increased from $331,000 for the three months ended March 31, 2013 to $351,000 for the three months ended March 31, 2014 due to an increase in the volume sold, which was partially offset by a decrease in the average selling price.

Supply contracts generated $225,000 and $290,000 for the three months ended March 31, 2014 and 2013, respectively. Non-contracted sales generated $126,000 and $41,000 of our product sales for the three months ended March 31, 2013 and 2014, respectively.

Cost of goods sold

Cost of goods sold increased from $199,000 for the three months ended March 31, 2013 to $280,000 for the three months ended March 31, 2014, primarily due to an increase in the volume sold, partially reduced by a decrease in the average cost per unit sold.

General and administrative expenses

General and administrative expenses increased by $581,000 to $2.9 million for the three months ended March 31, 2014, as compared to $2.3 million for the three months ended March 31, 2013. The increase is primarily due to professional fees and insurance costs related to compliance and public company operations.

Research and development expenses, net

Research and development expenses, net, decreased by $2.8 million to $3.3 million for the three months ended March 31, 2014, as compared to $6.1 million for the three months ended March 31, 2013. This was driven primarily by the decrease of $1.2 million in research expenses due to (i) the completion of the yeast development project with Cargill, (ii) the reduction of expenses related to the development of our adipic acid platform, and (iii) the reduction of expense related to engineering development work related to our Sarnia plant. An additional reduction of $0.6 million is due to the streamline of the patent portfolio which decreased the expenses for filing and maintaining patents. The decrease in research and development expenses is also due to $0.8 million lower stock-based compensation expense resulting from the accelerated vesting of Sinoven’ stockholder shares of BioAmber during the first quarter 2013.

Sales and marketing expenses

Sales and marketing expenses remained stable with an increase of $16,000 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Depreciation of property and equipment and amortization of intangible assets

Depreciation of property and equipment and amortization of intangible assets expense decreased by $473,000 to $60,000 for the three months ended March 31, 2014, as compared to $533,000 for the three months ended March 31, 2013. This decrease is due to the write-off of intellectual property (patent rights and licenses, and in-process research and development) during the second quarter of 2013, related to the E. coli-based technology.

Foreign Exchange gain (loss)

The foreign exchange loss increased by $256,000 to $168,000 for the three months ended March 31, 2014 as compared to a gain of $88,000 for the three months ended March 31, 2013. The increase was driven by the weakening of the Canadian Dollar versus the U.S. Dollar and the impact on Canadian Dollar cash balances being carried on the books to meet vendor obligations of the Sarnia Project. The Canadian Dollars were converted at favorable rates to the project budget and are expected to be used solely for the construction of the facility and not be converted back into U.S. Dollars.

Financial charges (income), net

Financial charges (income), net comprised of a charge of $12.4 million for the three months ended March 31, 2014 as compared to nil for the three months ended March 31, 2013. This charge includes the mark-to-market adjustment of $11.6 million on the warrants that were part of the units issued in our IPO and the interest expense and the end of term charge accretion on the HTGC loan of $861,000.

Equity participation in losses of equity method investments

Equity participation in losses of equity method investments decreased by $16,000 to nil for the three months ended March 31, 2014, due to lower losses incurred by AmberWorks LLC, a joint venture that was formed on February 15, 2012.

Liquidity and Capital Resources

From inception through March 31, 2014, we have funded our operations primarily through an aggregate of $168.9 million from our initial public offering of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, CAD$12.2 million from loan and grants proceeds from various Canadian government agencies and $24.2 million from a loan with HTGC.

In the periods ended December 31, 2012 and March 31, 2013, there was substantial doubt raised about our ability to continue as a going concern because of the Company’s recurring operating losses, negative cash flows from operating activities, the uncertainty of efforts to raise additional capital and the ability to execute on the Company’s plans. Subsequent to these reporting periods we raised net proceeds of $71.7 million from the completion of an IPO on May 9, 2013, raised net proceeds of $24.2 million from the closing of a three year term loan with HTGC and received an additional CAD$1.9 million of loan proceeds from FEDDEV. The expected cash needs for the construction of our manufacturing facility in Sarnia, Ontario are $125.0 million, of which $56.0 million is expected to be funded by us through a portion of the net proceeds of the IPO, available cash, low-interest loans, governmental grants and the term loan with HTGC. We plan to begin commissioning and start-up of this facility by the end of 2014 or early 2015. In addition, we will require funds of $33.0 million over the next 15 months to fund our research and development programs and for general corporate purposes, considering the net proceeds from sales of products. In January 2014, we received an equity investment of CAD$9.0 million in our Sarnia venture. We also secured an additional CAD$10.0 million interest free loan from the Minister of Agriculture and Agri-Food of Canada to be made in 2014. We are in the process of securing an additional CAD$20.0 million loan from a commercial consortium including a Canadian Crown Corporation, subject to certain conditions, which would reduce our capital contributions to 42.0 million. Our unrestricted cash on hand at March 31, 2014 was $73.0 million. Based on these funding activities, the additional equity expected from our partner Mitsui, the cash on hand at March 31, 2014, combined with the previously committed funding from grants and loans not yet drawn upon totaling CAD$22.8 million, it was determined that there no longer is substantial doubt about our ability to continue as a going concern for the next twelve months. This situation will be reviewed and analyzed in each future reporting period.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. None of these covenants have any financial ratio or debt ratio requirements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months ended March 31, 2014	Three Months ended March 31, 2013
	(in thousands)

Net cash used in operating activities	$(4,867)	$(14,068)
Net cash used in investing activities	(13,409)	(39)
Net cash provided by financing activities	8,124	826

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the three months ended March 31, 2014 of $4.9 million reflected our net loss of $20.0 million, which was adjusted for non-cash net charges of $13.5 million and a positive change in operating assets and liabilities of $1.6 million. Non-cash expense adjustments included stock-based compensation of $1.5 million and financial charges of $11.8 million for the mark-to-market accounting for warrants that were part of the units issued in our IPO and the end of term charge on long-term debt. The amount of operating assets and liabilities is a net inflow of $1.6 million due to an increase in current assets that offset an increase in current liabilities.

Cash used in operating activities during the three months ended March 31, 2013 of $14.1 million reflected our net loss of $9.6 million, which was adjusted for non-cash charges of $2.7 million and a negative change in operating assets and liabilities of $7.2 million. Non-cash adjustments included depreciation and amortization of assets of $0.5 million, stock-based compensation of $2.4 million, gain on debt extinguishment of $314,000, amortization of debt discounts of $69,000 and equity participation in losses of equity method investments of $15,000. The amount of operating assets and liabilities is a net outflow of $7.3 million due to an increase in current assets that offset an increase in current liabilities.

Investing activities

Cash used in investing activities during the three months ended March 31, 2014 of $13.4 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario and an increase in restricted cash.

Cash used in investing activities during the three months ended March 31, 2013 of $39,000 represented property and equipment purchases for our facilities in Plymouth, Minnesota.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2014 of $8.1 million represents a capital contribution by Mitsui maintaining their 30% equity in our BioAmber Sarnia joint venture.

Cash provided by financing activities during the three months ended March 31, 2013 of $0.8 million included $1.1 million from loans and grants from various governmental agencies for the construction of our facility in Sarnia, Ontario and $140,000 of a cash consideration paid for the forfeiture of 70,000 shares by Sinoven’s selling shareholders.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include fair value determination of assets, liabilities and consideration paid or payable in connection with business acquisitions, contingent consideration, fair value of intangible assets and goodwill, useful lives of intangible assets, income taxes, stock-based compensation and value of certain equity and debt instruments. These critical accounting policies are the same as those detailed in our audited consolidated financial statements for the year ended December 31, 2013.

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

Accordingly a liability of $16.1 million was recorded at the unit issuance date, with a corresponding charge against additional paid-in-capital. On June 10, 2013, the warrants began trading separately on the New York Stock Exchange under the symbol BIOA.WS and the units were suspended. On March 31, 2014, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $2.18 per warrant. As a result, the liability was revalued at the balance sheet date resulting in a financial charge of $11.6 million for the three months ended March 31, 2014.

During the three months ended March 31, 2014, 3,500 warrants were exercised at an exercise price of $1.07 per share.

As at March 31, 2014, we had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
335,066	$1.07	February 2014 - September 2019
610,890	$1.43	February 2019
268,100	$5.74	October 2014 - June 2019
94,745	$10.55	April 2021
4,000,000	$11.00	May 2017

5,308,801

Recent accounting pronouncements

In July 2013, the FASB issued an amended accounting standard update on the financial statement presentation of unrecognized tax benefits. The amended guidance provides that a liability related to an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and was applied prospectively to unrecognized tax benefits that existed at the effective date with retrospective applications permitted. The Company’s current presentation of unrecognized tax benefits conforms with the amended guidance. Accordingly, there was no impact to the Company resulting from this amended standard

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $73.0 million at March 31, 2014. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose constructing our planned facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with Hercules Technology Growth Capital, Inc. bears interest at U.S. Prime Rate plus 6.50% with an interest rate floor at the current rate of 10%. If the U.S. Prime Rate were to increase, the interest rate for the remaining term of the loan would increase.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and except to the extent the risk factor below has been updated to reflect recent changes to our partnership arrangement with Mitsui, there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 28, 2014. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

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

We have entered into a joint venture agreement with Mitsui for the financing and construction of our planned facility in Sarnia, Ontario. We have commenced construction and expect this facility to be mechanically complete in late 2014 or early 2015. We may work with Mitsui to build and operate an additional BDO plant in the future. We may not be able to maintain our partnership with Mitsui if it decides not to go forward based on certain rights granted to it in our agreement. Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value if the cost of the Sarnia facility is greater than $140 million and we cannot provide the additional funds needed to complete the facility. In the event of an occurrence of a dissolution event until December 31, 2020 the same rights apply and Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value. The dissolution events giving Mitsui this right are: (i) the Sarnia plant not being operational by January 31, 2016, (ii) cumulative losses accrued from 2016 through 2020 exceeding 75% of paid in capital, (iii) no after-tax profit earned in any three consecutive years from 2016 onwards, and (iv) any act of insolvency, bankruptcy, or similar event. Until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a discount of 50% to the cumulative investment value.

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

If any of these events occur, or if we fail to maintain our agreements with our strategic partners and collaborators, we may not be able to commercialize our existing and future products, further develop our business or generate sufficient revenues to support our operations. Additionally, our business could be negatively impacted if any of our industry partners undergo a change of control or assign the rights or obligations under any of our agreements.

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

Our net proceeds from the sale of units in this offering were approximately $71.7 million, based upon an initial public offering price of $10.00 per unit, and after deducting underwriting discounts and commissions and offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We received these proceeds at a closing held on May 14, 2013. We intend to use the remainder of the net proceeds of our initial public offering as follows:

•

approximately $56.0 million for our capital contributions relating to the construction of the initial phase of our planned facility in Sarnia, Ontario with an expected capacity of 30,000 metric tons, which amount may be reduced to $42.0 million based on the outcome of our discussions with a commercial consortium including Canadian Crown Corporations for approximately CAD$20.0 million in additional low-interest loans; and

•

the balance for working capital and other general corporate purposes, which will also include expenses and costs associated with being a public company as well as certain interest and principal payments as they come due under our government loans and our credit facility with HTGC.

The approximately $56.0 million for our capital contributions relating to the construction of the initial phase of our Sarnia facility has been reduced from the initial estimate of $63.0 million, as set forth in our final prospectus, dated May 9, 2013, filed with the SEC pursuant to Rule 424(b), as a result of our receipt of additional low-interest loans from Canadian governmental agencies discussed elsewhere in this quarterly report on Form 10-Q. Other than that $7.0 million reduction in our capital contributions, there has been no other material changes in the planned use of proceeds from our initial public offering from that described in our final prospectus, dated May 9, 2013, filed with the SEC pursuant to Rule 424(b).

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

May 13, 2014

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew Ashworth
Andrew Ashworth
Chief Financial Officer
(Principal Financial Officer)