Form 10-Q
period 2014-06-30
BioAmber Inc.
filed 2014-08-12
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 7, 2014, there were 21,806,299 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

BIOAMBER INC.

Form 10-Q

For the Quarter Ended June 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Operations

for the three and six months ended June 30, 2014 and 2013

and the period from October 15, 2008 (inception) to June 30, 2014

(Unaudited)

					Period from
					October 15,
					2008 (inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2014
	2014	2013	2014	2013
	$	$	$	$	$
Revenues
Licensing revenue from related parties (Note 17)	—	—	—	—	1,300,580
Product sales	414,600	1,028,389	765,261	1,359,111	6,282,117
Total revenues	414,600	1,028,389	765,261	1,359,111	7,582,697
Cost of goods sold excluding depreciation and amortization (Note 17)	2,251,101	1,411,225	2,530,961	1,609,741	7,802,864
Gross loss	(1,836,501)	(382,836)	(1,765,700)	(250,630)	(220,167)
Operating expenses
General and administrative	2,865,175	2,292,082	5,784,238	4,630,395	37,767,634
Research and development, net	4,258,554	4,220,580	7,572,803	10,319,720	67,989,134
Sales and marketing	1,737,458	1,652,302	2,848,860	2,747,732	14,404,904
Depreciation of property and equipment and amortization of intangible assets	59,909	538,987	119,583	1,072,165	4,931,698
Impairment loss and write-off of property and equipment and of intangible assets	—	8,619,405	—	8,619,405	9,960,743
Foreign exchange (gain) loss	(379,442)	(28,450)	(211,814)	(116,687)	347,385
Operating expenses	8,541,654	17,294,906	16,113,670	27,272,730	135,401,498
Operating loss	10,378,155	17,677,742	17,879,370	27,523,360	135,621,665.0
Amortization of deferred financing costs and debt discounts	71,909	117,120	144,709	186,433	670,681
Financial charges (income), net (Note 10)	3,870,799	(10,616,800)	16,223,520	(10,616,800)	14,433,346
Gain on debt extinguishment (Note 8)	—	—	—	(314,305)	(314,305)
Interest revenue from related parties (Note 17)	—	—	—	—	(161,771)
Equity participation in (income) losses of equity method investments (Note 3)	(162)	51	(108)	15,390	7,062,969
Gain on re-measurement of BioAmber S.A.S.	—	—	—	—	(6,215,594)
Other expense (income), net	(185,000)	—	(185,000)	—	(185,000)
Loss before income taxes	14,135,701	7,178,113	34,062,491	16,794,078	150,911,991
Income taxes (Note 14)	9,439	46,570	34,690	46,570	(599,451)
Net loss	14,145,140	7,224,683	34,097,181	16,840,648	150,312,540

Net loss attributable to:
BioAmber Inc. shareholders	13,992,561	7,056,877	33,903,606	16,557,133	148,947,554
Non-controlling interest	152,579	167,806	193,575	283,515	1,364,986
	14,145,140	7,224,683	34,097,181	16,840,648	150,312,540

Net loss per share attributable to BioAmber Inc. shareholders - basic	$0.75	$0.47	$1.83	$1.31
Weighted-average of common shares outstanding - basic	18,574,690	15,035,037	18,567,213	12,658,484

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2014 and 2013

and the period from October 15, 2008 (inception) to June 30, 2014

(Unaudited)

					Period from
					October 15,
	Three Months ended		Six Months ended		2008 (inception) to
	June 30,		June 30,		June 30, 2014
	2014	2013	2014	2013
	$	$	$	$	$
Net loss	14,145,140	7,224,683	34,097,181	16,840,648	150,312,540
Foreign currency translation adjustment	(1,378,656)	507,239	(530,548)	619,202	(198,180)
Total comprehensive loss	12,766,484	7,731,922	33,566,633	17,459,850	150,114,360

Total comprehensive loss attributable to:
BioAmber Inc. shareholders	12,972,600	7,709,887	33,473,419	17,136,577	148,891,352
Non-controlling interest	(206,116)	22,035	93,214	323,273	1,223,008
	12,766,484	7,731,922	33,566,633	17,459,850	150,114,360

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Unaudited)

	As of	As of
	June 30,	December 31,
	2014	2013
	$	$
Assets
Current assets
Cash (Note 8 iv))	54,303,616	83,728,199
Accounts receivable	627,508	754,987
Inventories (Note 4)	3,977,660	2,415,402
Prepaid expenses and deposits (Note 4)	3,645,369	5,131,367
Valued added tax, income taxes and other receivables	3,405,432	2,262,139
Deferred financing costs	92,500	671,270
Total current assets	66,052,085	94,963,364
Property and equipment, net (Note 5)	46,156,102	13,554,279
Investment in equity method investments (Note 3)	35,141	710,033
Intangible assets, net (Note 6)	4,227,511	4,158,550
Goodwill	688,313	692,788
Restricted Cash	702,900	—
Deferred financing costs	1,006,206	—
Total assets	118,868,258	114,079,014

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	12,450,573	7,081,471
Income taxes payable (Note 14)	1,094,626	1,120,669
Accounts payable Agro-industries Recherches et Développements (“ARD”) (Note 17)	2,637,304	29,497
Deferred grants (Note 9)	3,051,372	3,061,140
Short-term portion of long-term debt (Note 8)	13,103,885	6,520,263
Total current liabilities	32,337,760	17,813,040
Long-term debt (Note 8)	19,591,955	23,209,629
Warrants financial liability (Note 13)	20,480,000	5,840,000
Other long-term liabilities	105,000	82,500
Total liabilities	72,514,715	46,945,169
Commitments and contingencies (Note 11)
Redeemable Non-controlling interest (Note 12)	10,153,411	—
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 18,586,299 and 18,558,369 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	185,863	185,584
Additional paid-in capital	181,956,603	177,275,934
Warrants	2,949,018	2,964,335
Deficit accumulated during the development stage	(148,947,556)	(115,043,950)
Accumulated other comprehensive income (loss)	56,204	(373,983)
Total BioAmber Inc. shareholders’ equity	36,200,132	65,007,920
Non-controlling interest (Note 12)	—	2,125,925
Total shareholders’ equity	36,200,132	67,133,845
Total liabilities and equity	118,868,258	114,079,014

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Consolidated Statements of Shareholders’ Equity

for the period from June 30, 2009 to June 30, 2014

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Series A Participating Convertible Preferred shares		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive loss	Non-controlling interest	Total shareholders' equity
	Shares	Par value	Shares	Par value		Shares	Par value
		$		$	$		$	$	$	$	$
Balance, June 30, 2009	408,100	4,081	1,177,925	11,779	3,691,382	1,522,465	2,118,563	(1,850,906)	(4,120)	—	3,970,779
Issuance of common stock pursuant to the conversion of warrants ( Note 13)	696,500	6,965	—	—	3,992,935	—	—	—	—	—	3,999,900
Issuance of common stock pursuant Private placement proceeds, net of issuance cost of $589,854 (Note 13)	1,393,070	13,931	—	—	7,396,417	—	—	—	—	—	7,410,348
Issuance of warrants pursuant to private placement (Note 13)	—	—	—	—	(244,373)	66,185	244,373	—	—	—	—
Conversion of preferred shares to shares of common stock pursuant to private placement (Note 13)	1,177,925	11,779	(1,177,925)	(11,779)	—	—	—	—	—	—	—
Warrants exercised	82,355	824	—	—	156,445	(82,355)	(54,302)	—	—	—	102,967
Warrants expired	—	—	—	—	11,769	(29,050)	(11,769)	—	—	—	—
Stock options exercised	7,000	70	—	—	7,434	—	—	—	—	—	7,504
Acquisition of Sinoven Biolymers Inc.	—	—	—	—	—	—	—	—	—	339,142	339,142
Stock-based compensation (Note 13)	—	—	—	—	470,325	—	—	—	—	—	470,325
Net loss	—	—	—	—	—	—	—	(7,992,216)	—	(77,306)	(8,069,522)
Foreign currency translation	—	—	—	—	—	—	—	—	(646,824)	—	(646,824)
Balance, June 30, 2010	3,764,950	37,650	—	—	15,482,334	1,477,245	2,296,865	(9,843,122)	(650,944)	261,836	7,584,619

Balance, June 30, 2010	3,764,950	37,650	—	—	15,482,334	1,477,245	2,296,865	(9,843,122)	(650,944)	261,836	7,584,619
Expired warrants	—	—	—	—	7,879	(7,350)	(7,879)	—	—	—	—
Issuance of common stock pursuant to the acquisition of Bioamber SAS	1,107,540	11,075	—	—	7,333,149	—	—	—	—	—	7,344,224
Stock-based compensation (Note 13)	—	—	—	—	635,284	—	—	—	—	—	635,284
Net loss	—	—	—	—	—	—	—	(2,010,861)	—	(101,923)	(2,112,784)
Foreign currency translation	—	—	—	—	—	—	—	—	403,302	—	403,302
Balance, December 31, 2010	4,872,490	48,725	—	—	23,458,646	1,469,895	2,288,986	(11,853,983)	(247,642)	159,913	13,854,645
											—
Balance, December 31, 2010	4,872,490	48,725	—	—	23,458,646	1,469,895	2,288,986	(11,853,983)	(247,642)	159,913	13,854,645
Issuance of common stock pursuant to private placement, net of issuance costs of $231,374 (Note 13)	3,887,485	38,875	—	—	40,730,500	—	—	—	—	—	40,769,375
Issuance of common stock pursuant to private placement, net of issuance costs $31,230 (Note 13)	702,135	7,021	—	—	19,962,566	—	—	—	—	—	19,969,587
Issuance of common stock, pursuant to conversion of unsecured convertible notes, net of costs of $8,626 (Note 13)	379,155	3,792	—	—	3,986,475	—	—	—	—	—	3,990,267
Issuance of warrants pursuant of private placement	—	—	—	—	—	94,745	810,448	—	—	—	810,448

	Common stock		Series A Participating Convertible Preferred shares		Additional paid-in capital	Warrants		Deficit accumulated during the development stage	Accumulated other comprehensive loss	Non-controlling interest	Total shareholders' equity
	Shares	Par value	Shares	Par value		Shares	Par value
		$		$	$		$	$	$	$	$
Release of common stock to Sinoven owners	70,000	700	—	—	1,228,400	—	—	—	—	—	1,229,100
Warrants exercised	45,500	455	—	—	97,164	(45,500)	(9,902)	—	—	—	87,717
Warrants expired	—	—	—	—	14,254	(59,850)	(14,254)	—	—	—	—
Stock options exercised	7,000	70	—	—	7,434	—	—	—	—	—	7,504
Stock-based compensation (Note 13)	—	—	—	—	3,905,478	—	—	—	—	—	3,905,478
Net loss	—	—	—	—	—	—	—	(30,621,159)	—	(231,244)	(30,852,403)
Acquisition of non-controlling interest	—	—	—	—	2,984,550	—	—	—	—	3,950	2,988,500
Contribution by non-controlling interest	—	—	—	—	—	—	—	—	—	2,912,628	2,912,628
Foreign currency translation	—	—	—	—	—	—	—	—	(257,615)	—	(257,615)
Balance, December 31, 2011	9,963,765	99,638	—	—	96,375,467	1,459,290	3,075,278	(42,475,142)	(505,257)	2,845,247	59,415,231

Balance, December 31, 2011	9,963,765	99,638	—	—	96,375,467	1,459,290	3,075,278	(42,475,142)	(505,257)	2,845,247	59,415,231
Issuance of common shares, net of $ 22,254	351,050	3,510	—	—	9,974,146	—	—	—	—	—	9,977,656
Release of shares held in trust	35,000	350	—	—	(350)	—	—	—	—	—	—
Warrants expired	—	—	—	—	321	(1,435)	(321)	—	—	—	—
Stock-based compensation ( Note 13)	—	—	—	—	7,431,262	—	—	—	—	—	7,431,262
Net loss	—	—	—	—	—	—	—	(39,351,050)	—	(187,413)	(39,538,463)
Foreign currency translation	—	—	—	—	—	—	—	—	410,288	101,601	511,889
Balance, December 31, 2012	10,349,815	103,498	—	—	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575

Balance, December 31, 2012	10,349,815	103,498	—	—	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575
Release of shares - Sinoven	63,000	630	—	—	(630)	—	—	—	—	—	—
Cancelation of shares - Sinoven	—	—	—	—	(140,000)	—	—	—	—	—	(140,000)
Stock-based compensation (Note 13)	—	—	—	—	6,731,539	—	—	—	—	—	6,731,539
IPO proceeds	8,000,000	80,000	—	—	79,920,000	—	—	—	—	—	80,000,000
IPO costs	—	—	—	—	(7,136,291)	—	—	—	—	—	(7,136,291)
Warrants issued at IPO					(16,148,000)	—	—	—	—	—	(16,148,000)
Warrants exercised	145,554	1,456	—	—	268,470	(145,554)	(110,622)	—	—	—	159,304
Net loss	—	—	—	—	—	—	—	(33,217,758)	—	(573,524)	(33,791,282)
Foreign currency translation	—	—	—	—	—	—	—	—	(279,014)	(59,986)	(339,000)
Balance, December 31, 2013	18,558,369	185,584	—	—	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845

Balance at December 31, 2013	18,558,369	185,584	—	—	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845
Stock-based compensation (Note 13)	—	—	—	—	4,521,641	—	—	—	—	—	4,521,641
Reclassification of non-controlling interest to redeemable non-controlling interest (Note 12)	—	—	—	—	—	—	—	—	—	(2,125,925)	(2,125,925)
Contribution by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—
Warrants issued at IPO	—	—	—	—	—	—	—	—	—	—	—
Warrants exercised	6,930	69	—	—	38,698	(6,930)	(15,317)	—	—	—	23,450
Stock options exercised	21,000	210	—	—	120,330	—	—	—	—		120,540
Net loss	—	—	—	—	—	—	—	(33,903,606)	—	—	(33,903,606)
Foreign currency translation	—	—	—	—	—	—	—	—	430,187	—	430,187
Balance, June 30, 2014	18,586,299	185,863	—	—	181,956,603	1,305,371	2,949,018	(148,947,556)	56,204	—	36,200,132

The accompanying notes are integral part of the consolidated financial statements.

BIOAMBER INC. (a development stage company)

Consolidated Statements of Cash Flows

for three and six months ended June 30, 2014 and 2013

and the period from October 15, 2008 (inception) to June 30, 2014

(Unaudited)

					Period from
					October 15, 2008
					(inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2014
	2014	2013	2014	2013
	$	$	$	$	$
Cash flows from operating activities
Net loss	(14,145,140)	(7,224,683)	(34,097,181)	(16,840,648)	(150,312,540)
Adjustments to reconcile net loss to cash:
Stock-based compensation	3,037,960	2,059,224	4,521,641	4,476,591	23,892,526
Depreciation of property and equipment and amortization of intangible assets	59,909	538,987	119,583	1,072,165	4,931,698
Impairment loss and write-off of property and equipment and of intangible assets	—	8,619,405	—	8,619,405	9,960,743
Amortization of deferred financing costs and debt discounts	71,909	117,120	144,709	186,433	670,681
Write-off of IPO costs	—	—	—	—	1,828,074
Equity participation in losses (income) of equity method investments	(162)	51	(108)	15,390	7,062,969
Other long-term liabilities	11,250	11,250	22,500	22,500	105,000
Gain on re-measurement of Bioamber S.A.S. (Note 8 iii))	—	—	—	—	(6,215,594)
Financial charges (income), net (Note 10)	3,278,492	(11,748,000)	15,114,362	(11,748,000)	10,942,004
(Gain) loss on debt extinguishment (Note 8)	—	—	—	(314,305)	(314,305)
Deferred income taxes	—	—	—	—	(736,935)
Changes in operating assets and liabilities
Change in accounts receivable	(47,608)	(35,025)	127,479	(31,124)	(627,508)
Change in accounts receivable from Bioamber S.A.S.	—	—	—	—	(5,963,869)
Change in inventories	(110,643)	931,966	(1,562,258)	(421,191)	(3,977,660)
Change in prepaid expenses and deposits	376,478	2,117,460	1,252,076	(3,394,675)	(3,638,588)
Change in research and development tax credits receivable, value added tax, income taxes and other receivables	(642,366)	443,669	(1,246,416)	(88,076)	(771,244)
Change in accounts payable to ARD	2,089,630	(432,014)	2,606,462	(118,871)	3,015,368
Change in accounts payable and accrued liabilities	2,936,710	1,300,201	5,046,282	1,195,674	9,295,704
Net cash used in operating activities	(3,083,581)	(3,300,389)	(7,950,869)	(17,368,732)	(100,853,476)

Cash flows from investing activities
Acquisition of property and equipment	(19,997,463)	(2,073,690)	(32,728,279)	(2,112,459)	(52,244,935)
Change in restricted cash	—	—	(678,450)	—	(678,450)
Cash consideration paid on the acquisition of Sinoven	—	—	—	—	(20)
Capital redistribution from (Investment in) equity method investments (Note 3)	675,000	—	675,000	—	(325,000)
Net cash from acquisition of Bioamber S.A.S.	—	—	—	—	1,016,969
Net cash used in investing activities	(19,322,463)	(2,073,690)	(32,731,729)	(2,112,459)	(52,231,436)

					Period from
					October 15, 2008
					(inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2014
	2014	2013	2014	2013
	$	$	$	$	$
Cash flows from financing activities
Issuance of bridge loan	—		—	—	585,000
Repayment of bridge loan	—		—	—	(585,000)
Deferred financing costs	(561,100)	(624,946)	(561,100)	(771,659)	(2,736,416)
Issuance of long-term debt (Note 8)	2,191,218	24,979,219	2,191,218	25,589,855	31,616,406
Government grants (Note 9)	792,111	(17,105)	792,111	485,462	8,348,437
Proceeds from issuance of convertible notes, net of financing costs	—	—	—	—	7,805,798
Net proceeds from issuance of common shares	140,238	—	143,990	—	78,634,741
Proceeds from issuance of shares by a subsidiary (Note 12)	—	—	8,120,700	—	11,033,328
Net proceeds on issuance of units (Note 13)	—	72,863,709	—	72,863,709	72,863,709
Cancellation of shares (Note 2)	—	—	—	(140,000)	(140,000)
Net cash provided by financing activities	2,562,467	97,200,877	10,686,919	98,027,367	207,426,003

Foreign exchange impact on cash	1,125,124	(376,702)	571,096	(637,304)	(37,475)
Increase (decrease) in cash	(18,718,453)	91,450,096	(29,424,583)	77,908,872	54,303,616
Cash, beginning of period	73,022,069	11,531,113	83,728,199	25,072,337	—

Cash, end of period	54,303,616	102,981,209	54,303,616	102,981,209	54,303,616
Supplemental cash flow information:
Non-cash transactions:
Shares and warrants issued in connection with the spin-off transaction	—	—	—	—	4,011,220
Conversion of convertible notes into common shares (Note 13)	—	—	—	—	5,999,347
Conversion of preferred shares into common shares	—	—	—	—	11,779
Acquisition of Sinoven - contingent consideration	—	—	—	—	1,005,000
Acquisition of Bioamber S.A.S. common stock	—	—	—	—	7,344,224
Warrants issued in connection with the bridge loan and closing of private placement	—	—	—	—	810,448
Deferred financing costs related to the second public offering not yet paid	93,559	842,705	93,559	842,705	93,559
Construction in Progress costs not yet paid	8,113,000	137,367	8,113,000	137,367	8,113,000
Amortization of debt discounts capitalized to CIP	161,237	—	303,635	—	603,635

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

(a development stage company)

Notes to Consolidated Financial Statements

for the three and six months ended June 30, 2014 and 2013, year ended December 31, 2013 and the period from October 15, 2008 (inception) to June 30, 2014

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the six and three months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ended December 31, 2014 or any other future period.

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

Restricted Cash

Cash amounts that are restricted to withdrawal or usage are presented as restricted cash. As of June 30, 2014 and 2013, the Company had $702,900 and nil, respectively, of restricted cash held in an escrow account as a guarantee to a long-term supply agreement. See also Note 17.

Revenue

The Company’s revenues represent sales of bio-succinic acid and derivative products to a limited number of customers. Revenues from two customers represented 52% and 68% of the consolidated revenue for the six months ended June 30, 2014 and 2013, respectively. Revenues from two customers represented 47% and 70% of the consolidated revenue for the three months ended June 30, 2014 and 2013, respectively.

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

Redeemable non-controlling interest

The Company accounts for redeemable non-controlling interest in accordance with FASB ASC 480-10-S99, Classification and Measurement of Redeemable Securities, under which the initial carrying value of the redeemable non-controlling interest is classified as temporary equity. The redeemable non-controlling interest is presented at the greater of their carrying amount or redemption value at the end of each reporting period. The changes in the value from period to period are charged to redeemable non-controlling interest on the consolidated balance sheets, or in reduction of retained earnings and earnings available to common shareholders if the redemption value is greater than the carrying amount. Refer to Note 12.

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

Recent accounting pronouncements

In July 2013, the FASB issued an amended accounting standard update on the financial statement presentation of unrecognized tax benefits. The amended guidance provides that a liability related to an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and was applied prospectively to unrecognized tax benefits that existed at the effective date with retrospective applications permitted. The Company’s current presentation of unrecognized tax benefits conforms with the amended guidance. Accordingly, there was no impact to the Company resulting from this amended standard.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10,"Development  Stage Entities," - Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more DSEs being considered variable interest entities (VIEs). The new guidance  is  effective  for  fiscal  years and  interim  periods beginning  after 15 December 2014,  with early adoption  permitted. The Company is in the process of evaluating the impact of the standard. The Company is considering early adoption of this ASU.

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

3. Investment in AmberWorks LLC

AmberWorks had a net (income) loss of $(216) and $30,780, for the six months ended June 30, 2014 and 2013, respectively. Sinoven’s share of the net (income) loss amounted to $(108) and $15,390 for those periods, respectively.

AmberWorks had a net (income) loss of $(324) and $102, for the three months ended June 30, 2014 and 2013, respectively. Sinoven’s share of the net (income) loss amounted to $(162) and $51 for those periods, respectively.

AmberWorks had total assets of $70,282 and $1,420,066 and total liabilities of nil as of June 30, 2014 and December 31, 2013, respectively. Sinoven’s share of net assets amounted to $35,141 and $710,033 as of those periods, respectively.

          On May 6, 2014, AmberWorks proceeded to a capital distribution totaling $1,350,000, to Sinoven and NatureWorks LLC, both 50% holders of the joint venture, in proportion of their respective investments in the joint venture. This distribution was in the form of cash and was recorded as a reduction of investment.

4. Inventories and Prepaid expenses and deposits

The Company had $4.0 million and $2.4 million of finished goods inventory as of June 30, 2014 and December 31, 2013, respectively, net of an inventory reserve of $1.6 million and nil, as of June 30, 2014 and December 31, 2013, respectively.

The Company had $3.6 million and $5.1 million of prepaid expenses and deposits as of June 30, 2014 and December 31, 2013, respectively, which was comprised primarily of deposits made to secure the purchase of equipment and advances for the construction of the manufacturing facility in Sarnia, Ontario.

5. Property and equipment

	Estimated
	Useful	June 30,	December 31,
	Life	2014	2013
	(years)
		$	$
Land		315,679	316,689
Furniture and fixtures	5 - 8	90,204	80,081
Machinery and equipment	5 - 15	750,598	747,549
Computers, office equipment and peripherals	3 - 7	406,108	238,143
Construction in-progress		50,103,925	16,784,763
Grants applied to construction in-progress		(5,116,436)	(4,338,168)
		46,550,078	13,829,057
Less: accumulated depreciation		(393,976)	(274,778)
Property and equipment, net		46,156,102	13,554,279

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $119,583 and $70,198 for the six months ended June 30, 2014 and 2013, respectively and to $59,909 and $38,926 for the three months ended June 30, 2014 and 2013, respectively.

6. Intangible assets

	June 30,	December
	2014	2013
	$	$
Intellectual property, patents and licenses:
Beginning balance	4,878,813	12,644,197
Write-off of patents and completed IPR&D	—	(7,785,384)
	4,878,813	4,878,813
Foreign currency translation adjustment	(350,074)	(350,074)
	4,528,739	4,528,739
Less: accumulated amortization	(4,528,739)	(4,528,739)
Intellectual property, patents and licenses, net	—	—
Acquired in-process research and development	4,158,550	4,158,550
Computer software and licenses	68,961	—
Intangible assets, net	4,227,511	4,158,550

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to nil and $1,001,967 for the six months ended June 30, 2014 and 2013, respectively and to nil and $500,061 for the three months ended June 30, 2014 and 2013, respectively.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2014	2013
	$	$
Trade accounts payable	9,648,276	4,020,205
Accrued payroll and bonus	1,574,804	2,291,369
Consulting and legal fees	286,995	203,958
Other	940,498	565,939
Total	12,450,573	7,081,471

8. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of the manufacturing facility in Sarnia, Ontario:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

          On September 30, 2011, BioAmber Sarnia Inc. (“BioAmber Sarnia”) and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $14,058,000 when converted into U.S. dollars as of June 30, 2014, was granted to BioAmber Sarnia, according to the following principal terms:

—	the loan is interest free during the first five years provided BioAmber Sarnia creates or retains an average of 31 jobs per year, calculated on an annual basis;
—

the loan will bear interest from the fifth anniversary date of its disbursement at an annual rate of 3.98% (or 5.98% if BioAmber Sarnia does not fully achieve the cumulative job target for the first five years);

—	the principal will be repayable in five annual equal installments from the sixth anniversary date of the disbursement of the loan;
—

the loan is secured by a guarantee from BioAmber and Mitsui & Co., Ltd., the non-controlling shareholder of BioAmber Sarnia (the guarantee being limited to its percentage of ownership held in BioAmber Sarnia); and

—

the loan is secured by (i) a general security agreement representing a valid charge on BioAmber Sarnia’s present and future accounts receivable, inventory, equipment and other personal property and (ii) a valid charge against the leasehold interest on the portion of the real property located in Sarnia Ontario, Canada and leased to BioAmber Sarnia.

During March 2013, BioAmber Sarnia received the first disbursement of CAD$929,000, or $871,133 when converted into U.S. dollars as of June 30, 2014. The loan was originally recorded at $466,847 when converted into U.S. dollars as of June 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $404,286 when converted into U.S. dollars as of June 30, 2014 was recorded as a short-term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

ii)	Sustainable Chemistry Alliance (“SCA”)

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000, or $468,600 when converted into U.S. dollars as of June 30, 2014. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed $45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender.

The loan was originally recorded at $243,088 when converted into U.S. dollars as of June 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $225,512 was recorded as a deferred grant (see Note 9).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (“FEDDEV”)

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD$12,000,000 or $11,246,400 when converted into U.S. dollars as of June 30, 2014, was granted to BioAmber Sarnia. The loan is non-interest bearing with repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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

These covenants were met as of June 30, 2014.

During October 2012, BioAmber Sarnia received the first disbursement for CAD$3,645,000 or $3,416,055 when converted into U.S. dollars as of June 30, 2014. The loan was originally recorded at $2,087,541 when converted into U.S. dollars as of June 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,328,514 when converted into U.S. dollars as of June 30, 2014 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During January 2013, BioAmber Sarnia received a second disbursement for CAD$221,000, or $207,487 when converted into U.S. dollars as of June 30, 2014. The loan was originally recorded at $133,254 when converted into U.S. dollars as of June 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $74,233 when converted into U.S. dollars as of June 30, 2014 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

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

During December 2013, BioAmber Sarnia received a third disbursement for CAD$1,882,700, or $1,764,469 when converted into U.S. dollars as of June 30, 2014. The loan was originally recorded at $1,105,387 when converted into U.S. dollars as of June 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $659,082 when converted into U.S. dollars as of June 30, 2014 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During June 2014, BioAmber Sarnia received a fourth disbursement for CAD$3,183,200, or $2,983,329 when converted into U.S. dollars as of June 30, 2014. The loan was originally recorded at $2,191,218 when converted into U.S. dollars as of June 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $792,111 when converted into U.S. dollars as of June 30, 2014 was recorded as a grant classified in reduction of the cost of construction in progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan

iv)	Hercules Technology Growth Capital, Inc. (“HTGC”)

On June 27, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with HTGC. Pursuant to the Loan Agreement, HTGC agreed to make a senior secured term loan of $25 million, which was funded on June 27, 2013, net of a 2.5% loan fee. The term loan is repayable over 36 months after closing, at a floating interest rate per annum based on the greater of (a) 10% and (b) the prime rate (as reported in the Wall Street Journal) plus 6.75% and is subject to an end of term charge of 11.5% based on the $25 million loaned amount ($2,875,000). There was an initial interest-only period until January 1, 2014, to be extended until July 1, 2014 in the event that the Company received an additional equity contribution by its joint venture partner of at least $1.5 million relating to its planned Sarnia facility by December 31, 2013, which was subsequently extended to January 31, 2014 pursuant to an amendment dated December 20, 2013. On January 24, 2014, the Company received the additional equity contribution from Mitsui of CAD $9 million, and fulfilled the condition to extend the initial interest-only period until July 1, 2014.

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

As of June 30, 2014, the balance of deferred financing cost associated with this transaction was $537,607 and is being amortized over the estimated term of the loan using the effective interest method.

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

The Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the Loan Agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness, and certain events of insolvency. The Company must maintain at least $10 million in unrestricted cash as long as the loan remains outstanding. If the Company makes investments into BioAmber Sarnia in an amount exceeding $15 million per quarter, or an aggregate amount exceeding $50 million during the term of the loan, the Company is required to maintain an amount not less than the lesser of (a) $20 million and (b) the then outstanding principal balance of the term loan, in unrestricted cash through the period ending December 31, 2014 at which time, under the terms of the Loan Agreement, the planned Sarnia facility must be mechanically complete. If any event of default occurs, the principal, premium, if any (including the end of term fee referenced above), interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. These covenants were met as of June 30, 2014.

v)	Minister of Agriculture and Agri-Food of Canada

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million for the AgriInnovation Program. This loan provides for progressive disbursements as eligible costs are incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. No payments were received as of June 30, 2014.

vi)	Comerica Bank, Export Development Canada and Farm Credit Canada

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Export Development Canada, Farm Credit Canada and Comerica Bank, for a senior secured loan in the principal amount of CAD$20.0 million. The loan will bear interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning three months after the completion of the commissioning and start-up phase of the Sarnia plant, but at the latest on June 30, 2015. The disbursement of the loan, net of a 2.5% upfront loan fee which is due and payable 30 days after the date of the agreement, is subject to customary conditions, including continued progress on the construction of the Sarnia plant, which are expected to be met in or around December 2014. The 2.5% upfront fee of CAD$500,000, or $468,600 when converted into U.S. dollars as of June 30, 2014, was recorded as deferred financing costs and will be amortized over the estimated term of the loan using the effective interest method. Until drawdown of the CAD$20.0 million term loan, BioAmber Sarnia will pay a 1.0% per annum commitment fee on the undrawn amount. BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty.

BioAmber Sarnia’s obligations under the loan are secured by (i) a security interest on all of BioAmber Sarnia’s assets and (ii) a pledge of all the shares of BioAmber Sarnia. In addition, we will provide the lenders with a guarantee representing 70% of the secured obligations under the loan, and Mitsui & Co., Ltd. will provide a guarantee representing 30% of the secured obligations under the loan that is capped at CAD$6.0 million plus all accrued interest on the secured obligations and fees and expenses. The proceeds of the loan will be used by BioAmber Sarnia to complete the ongoing construction of the Sarnia Plant and fund its startup and commissioning.

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at the end of any and each quarter during the term of the loan. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately.

The balance of the outstanding long-term debt is as follows:

	June 30,	December 31,
	2014	2013
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $500,000)	468,600	470,100
Less: debt discount	(225,512)	(226,234)
Amortization of debt discount	95,367	83,344
	338,455	327,210

Sustainable Jobs and Investment Fund:
Face value (CAD $929,000)	871,133	873,922
Less: debt discount	(404,286)	(405,580)
Amortization of debt discount	95,623	55,401
	562,470	523,743

Federal Economic Development Agency:
Face value (CAD $8,931,900)	8,371,340	5,405,259
Less: debt discount	(2,853,940)	(2,068,429)
Less: short-term portion of debt	(1,255,701)	(270,263)
Gain on debt extinguishment	(298,893)	(299,852)
Amortization of debt discount	609,339	349,254
	4,572,145	3,115,969

Hercules Technology Growth Capital, Inc.:
Face value (US $25,000,000)	25,000,000	25,000,000
Less: short-term portion of debt	(11,848,184)	(6,250,000)
Less: End of term charge	967,069	492,707
	14,118,885	19,242,707
Long-term debt, net	19,591,955	23,209,629

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	HTGC	Total
	$	$	$	$	$
July 2014 - June 2015	—	—	1,255,701	11,848,184	13,103,885
July 2015 - June 2016	46,860	—	1,674,268	13,151,816	14,872,944
July 2016 - June 2017	93,720	—	1,674,268	—	1,767,988
July 2017 - June 2018	93,720	—	1,674,268	—	1,767,988
June 2018 and thereafter	234,300	871,133	2,092,835	—	3,198,268
Total	468,600	871,133	8,371,340	25,000,000	34,711,073

9. Deferred Grants

As of June 30, 2014, the Company has the following deferred grants:

a) Sustainable Development Technology Canada (“SDTC”)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia in the amount of CAD$7,500,000, or $6,784,500 when converted into U.S. dollars as of June 30, 2014, with progressive disbursements according to the terms of the agreement and milestones, as follows:

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

An advance on Milestone I of CAD$1,982,726, or $1,858,210 when converted into U.S. dollars as of June 30, 2014, was received in December 2011 (net of 10% holdback) and was originally recorded as deferred grant. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia received an additional amount of CAD$3,015,000, or $2,825,658 when converted into U.S. dollars as of June 30, 2014, as advance on Milestone II. Accordingly, the advance on Milestone I was reclassified from deferred grants reducing the cost of construction in-progress, whereas the advance in Milestone II has been recorded as a deferred grant and will be reclassified as a reduction of such expenses as they are incurred in the future.

b) Sustainable Chemistry Alliance (“SCA”)

The loan received from SCA is to be used primarily for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenses for which the loan was received have not yet been incurred as of June 30, 2014, but are expected to be incurred during the next year. Accordingly, the grant portion of the loan in the amount of $225,512 when converted into U.S. dollars as of June 30, 2014, has been deferred and will be reclassified as a reduction of such expenses as they are incurred in the future.

The balance of the outstanding current liability deferred grant is as follows:

	June 30,	December 31,
	2014	2013
	$	$
SDTC	2,825,860	2,834,906
SCA	225,512	226,234
Total	3,051,372	3,061,140

10. Financial charges (income)

					Cumulative
	Three Months		Six Months		from
	ended		ended		inception to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
	$	$	$	$	$
End of term charge on long-term debt (Note 8)	238,492	—	474,362	—	967,069
Interest on long-term debt	631,944	—	1,256,944	—	2,562,500
Revaluation of the warrants financial liability (Note 13)	3,040,000	(11,748,000)	14,640,000	(11,748,000)	4,332,000
Issuance of the warrants financial liability	—	1,131,200	—	1,131,200	1,131,200
Increase in estimated fair value of shares to be issued to the non-controlling shareholders of SBI	—	—	—	—	3,215,100
Accreted interest on convertible notes	—	—	—	—	1,855,755
Bridge loan financing charge	—	—	—	—	572,080
Interest revenue	(39,637)	—	(147,786)	—	(202,358)
Total financial charges (income), net	3,870,799	(10,616,800)	16,223,520	(10,616,800)	14,433,346

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

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $317,307 and $ 691,442 for the six months ended June 30, 2014 and 2013, respectively, and to a total of $135,224 and $ 348,028 for the three months ended June 30, 2014 and 2013, respectively, and are included in research and development expenses in the consolidated statements of operations.

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

No payments were made during the six and three months ended June 30, 2014 under those agreements.

Litigation

As of June 30, 2014 there were no outstanding claims or litigations.

12. Redeemable non-controlling interest

On January 24, 2014, the Company signed an amended and restated joint venture agreement (the “Amended JV Agreement”) with Mitsui & Co. Ltd. related to the Sarnia joint venture. Under the Amended JV Agreement, Mitsui invested an additional $8.1 million (CAD$9 million) of equity on January 29, 2014 in BioAmber Sarnia to maintain its 30% ownership. The Amended JV Agreement also revised each party’s rights and obligations under the buy/sell provisions of the Agreement, including a put option exercisable at Mitsui’s sole discretion that requires the Company to purchase Mitsui’s equity for a purchase price of 50% of Mitsui’s equity in the joint venture. This option remains in effect until December 31, 2018. As a result of the Amended JV Agreement, the Company’s previously recorded non-controlling interest in BioAmber Sarnia joint venture of $2.1 million as at December 31, 2013 in shareholders’ equity on the consolidated balance sheet, was re-classified to redeemable non-controlling interest in temporary equity on the Company’s consolidated balance sheets, at the greater of the carrying value or the redemption value, in accordance with FASB ASC 480-10-S99. As of June 30, 2014, the estimated redemption value of the redeemable non-controlling interest was $5.5 million. The following table reflects the activity of the redeemable non-controlling interest:

Balance, January 1, 2014	—
Reclassification of non-controlling interest to redeemable non-controlling interest	2,125,925
Mitsui’s additional capital contribution	8,120,700
Net loss attributable to non-controlling interest (NCI)	(193,575)
Accumulated other comprehensive income attributable to NCI	100,361
Balance, June 30, 2014	10,153,411

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

Preferred stock—dividends and voting rights

Holders of Series A preferred stock were entitled to dividends and votes on the same basis as the common stock, and had a liquidation preference of $2.72 per share. In addition, the Series A participating convertible stock was convertible, at the option of the holders, into shares of common stock on a one-to-one basis. As of September 30, 2010 all shares of preferred stock had been converted into shares of common stock.

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

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On June 30, 2014, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $2.56 per warrant, as compared to $0.73 per warrant on December 31, 2013. As a result, the liability was revalued at the balance sheet date resulting in a financial charge of $14.6 million and $3.0 million for the six and three months ended June 30, 2014, respectively.

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

Private placements—period ended December 31, 2011

On April 15, 2011, the Company completed a private placement for gross proceeds of approximately $45,000,000, pursuant to which 4,266,640 shares of common stock were issued at a price per share of $10.55. The private placement consisted of the following:

—	Issuance of 379,155 shares of common stock resulting from the conversion of $3,998,893 in unsecured convertible notes;
—	Issuance of 3,887,485 shares of common stock for gross cash proceeds of $41,000,749; and
—

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

Share issue costs incurred amounted to approximately $240,000 consisting principally of legal fees, of which $231,374 was allocated to the share issuance and $8,626 were allocated to the conversion of the unsecured convertible note.

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

Private placement—period ended June 30, 2010

In October 2009, the Company completed a private placement for gross proceeds of approximately $12,000,000, pursuant to which 2,089,570 shares of common stock were issued at a price of $5.74 per share as follows:

—	Conversion of a secured convertible note, for a total amount of $4,000,000, into 696,500 shares of common stock, at $5.74 per share price totaling $3,999,900. The remaining $100 was forgiven;
—	Issuance of 1,393,070 shares of common stock for gross cash proceeds of $8,000,102; and
—

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

No other awards may be granted under the 2013 Plan after the date that is ten years from the date of stockholder approval.

Stock-based compensation expense was allocated as follows:

					Cumulative
	Three Months		Six Months		from
	ended		ended		inception to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
	$	$	$	$	$
General and administrative	796,215	528,644	1,460,237	1,287,844	8,301,070
Research and development	1,583,261	956,156	2,230,786	2,410,080	12,163,258
Sales and marketing	658,484	574,424	830,618	778,667	3,428,198
Total compensation expense	3,037,960	2,059,224	4,521,641	4,476,591	23,892,526

The following table summarizes activity under the Plan:

	Three Months ended				Six Months ended
	June 30,		June 30,		June 30,		June 30,
	2014		2013		2014		2013
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise	of	Exercise
	options	price	options	price	options	price	options	price
		$		$		$		$
Options outstanding, beginning of period	4,342,841	8.49	2,061,500	10.80	4,329,560	8.46	2,072,000	10.89
Granted	125,901	10.27	248,716	10.55	185,901	10.84	252,216	10.80
Exercised	(21,000)	5.74	—	—	(21,000)	5.74	—	—
Forfeited	(314,542)	27.06	(77,365)	28.49	(361,261)	24.86	(91,365)	28.49
Options outstanding, end of period	4,133,200	7.15	2,232,851	10.31	4,133,200	7.15	2,232,851	10.31
Options exercisable, end of period	1,588,022	6.46	1,479,148	7.39	1,588,022	6.46	1,479,148	7.39
Per share weighted average grant-date fair value of options granted		5.73		4.91		6.05		9.50

On May 31, 2014, all holders of options outstanding at an exercise price of $28.49 per share agreed to cancel these options for no consideration, whereby the remaining expense associated with the unvested options of $1,852,787 was recorded as stock-based compensation expense during the three months ended June 30, 2014. As of June 30, 2014, the weighted-average remaining contractual life of options outstanding and options exercisable were 8.21 years and 6.46 years, respectively.

The fair value of options granted during the three months ended June 30, 2014 and 2013, respectively, was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months
	ended
	June 30,
	2014	2013
Risk-free interest rate	1.93%	2.52%
Expected life	6.25 years	10 years
Volatility	57.79%	72.30%
Expected dividend yield	0%	0%

Warrants

During the six months ended June 30, 2014, 3,500 warrants were exercised at an exercise price of $1.07 per share and an additional 3,430 warrants were exercised at an exercise price of $1.43 per share. During the three months ended June 30, 2014, 3,430 warrants were exercised at an exercise price of $1.43 per share.

As at June 30, 2014, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
335,066	$1.07	February 2014 - September 2019
610,890	$1.43	February 1, 2019
264,670	$5.74	October 2014 - June 2019
94,745	$10.55	April 1, 2021
4,000,000	$11.00	May 1, 2017
5,305,371

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

Based on the Company’s evaluation at June 30, 2014, management has concluded that there has been no change to the recorded uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2010 through December 31, 2013.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions; however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as an income tax expense.

For the three month periods ended June 30, 2014 and June 30, 2013, the Company’s effective income tax rates was (0.26)% and (0.28)% respectively, compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of June 30, 2014 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended June 30, 2014, the Company recorded valuation allowances on deferred tax assets relating to current year losses. As of June 30, 2014, no changes have been made to the unrecognized tax benefits that were previously recorded.

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

Credit risk

The Company’s exposure to credit risk as of June 30, 2014, is equal to the carrying amount of its financial assets. As of June 30, 2014, amounts due from one customer represented approximately 63% of the total accounts receivable.

16. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at June 30, 2014 and December 31, 2013. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

17. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

					Cumulative
	Three Months		Six Months		from
	ended		ended		inception to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
	$	$	$	$	$
Licensing fees charged to Bioamber S.A.S.	—	—	—	—	1,300,580
Interest revenue from Bioamber S.A.S.	—	—	—	—	161,771
Product sales to companies under the common control of a shareholder	—	—	—	—	257,865
Product sales to a shareholder	42,104	295,462	63,686	297,122	488,482
Toll Manufacturing services provided by ARD recorded as research and development expenses	186,833	258,200	376,005	396,200	3,369,842
Toll manufacturing services provided by ARD initially recorded as inventory	2,101,269	786,929	3,898,665	2,115,457	11,075,763
Land purchased from Lanxess	—	—	—	—	338,550
Services provided by Saltigo, a subsidiary of Lanxess, recorded as research and development expenses	—	—	—	—	387,440

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

BioAmber Sarnia has entered into a steam supply agreement and a service agreement with LANXESS Inc. under which, an amount of CAD$750,000 or $702,900 when converted into U.S. dollars as of June 30, 2014 is held in an escrow account as a guarantee for the supply agreement. Refer to Note 11.

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

For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
	$	$	$	$	$	$
Property and equipment, net	2,537	3,333	46,153,565	13,550,946	46,156,102	13,554,279
Investment in equity method investments	—	—	35,141	710,033	35,141	710,033
Intangible assets, net (Note 6)	4,158,550	4,158,550	68,961	—	4,227,511	4,158,550
Goodwill	688,313	692,788	—	—	688,313	692,788

19. Subsequent events

On July 2, 2014, the Company announced that BioAmber Sarnia secured an additional CAD$7.0 million grant to the initial grant of CAD$7.5 million from SDTC pursuant to a contribution agreement dated November 29, 2011, to support the ongoing construction of the Sarnia plant.

On July 10, 2014, the Company received a second disbursement of CAD$4,975,723 from the SJIF loan (See Note 8).

On July 21, 2014, the Company completed a public offering (the “Offering”) and issued 2,800,000 shares of common stock, at an offering price of $12.00 per share, with an option to the underwriters to purchase an additional 420,000 shares of common stock at the same price, which was fully exercised on July 24, 2014, for total aggregate offering proceeds of $38.6 million. The Company estimates that the total net proceeds from the Offering, after deducting underwriting discounts and estimated offering expenses to be $35.8 million.

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

—	BioAmber’s Twitter feed (www.twitter.com/BioAmber)

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

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimates of production costs at our planned facility in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. While we can provide no assurance that we will be able to secure corn at $6.50 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our planned facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.91 per bushel to a high of $8.44 per bushel. As of June 30, 2014, the spot price was $4.13 per bushel and the six-month forward price was $4.25 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.025 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We are currently building our first facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be mechanically complete by early 2015, at which time we plan to begin commissioning and start-up. We also intend to build and operate additional facilities over the next three to four years.

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

As of June 30, 2014, we had raised an aggregate of $168.9 million from our initial public offering of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes. On May 9, 2013, we raised net proceeds of $71.7 million from the initial public offering of our equity securities. In addition, on June 27, 2013, we received net proceeds of $24.2 million from a three year term loan with Hercules Technology Growth Capital, Inc., or HTGC.

On July 21, 2014, we completed a public offering of 3,220,000 shares of our common stock, at a price of $12.00 per share. We estimate that the net proceeds from this offering, after deducting underwriting discounts and estimated offering expenses to be $35.8 million.

Manufacturing Expansion Plan

In order to support our growth, we plan to rapidly expand our manufacturing capacity beyond the current production at the large-scale demonstration facility we operate in Pomacle, France. We have entered into a joint venture with Mitsui to finance, build and operate a manufacturing facility in Sarnia, Ontario through our BioAmber Sarnia subsidiary in which we own a 70% equity interest and Mitsui owns the remaining 30%. The joint venture agreement, which was entered into on November 2, 2011 and amended on January 24, 2014, also establishes our non-binding intent to build and operate a BDO and/or an additional succinic acid production facility with Mitsui, which we expect to occur by the end of 2017. As part of the amendment, Mitsui increased its maximum capital commitment to the project from $23.7 million to $45.6 million in order to maintain a 30% equity stake in the joint venture. In exchange, Mitsui obtained the right to sell us back its shares in the Sarnia joint venture under certain specific circumstances: (i) Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value if the cost of the Sarnia facility is greater than $140 million and we do not provide the additional funds to complete the facility, with a corresponding increase in our prorata share of the joint venture; (ii) in the event of an occurrence of a dissolution event of the joint venture until December 31, 2020, Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value, with the dissolution event consisting of the Sarnia plant not being operational by January 31, 2016, cumulative losses accrued from 2016 through 2020 exceeding 75% of paid-in capital, no after-tax profit earned in any three consecutive years from 2016 onwards, and any act of insolvency, bankruptcy, or similar event, and (iii) until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a 50% discount to their investment value.

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

We signed a second take-or-pay agreement on July 3, 2014 with Vinmar to supply 10,000 tons of bio-succinic acid per year for 15 years from the Sarnia plant. The take-or-pay agreement also includes an expansion to the BDO facility previously announced of an additional 70,000 tons per year of bio-succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years. Vinmar also commits to off-take 75% of the production from a new, third bio-succinic acid plant with 200,000 MT capacity that BioAmber plans to commission in 2020.

Sarnia Facility

The first facility we are currently building in partnership with Mitsui is located in a bio-industrial park in Sarnia, Ontario. We have commenced construction and the initial phase is expected to be mechanically complete by early 2015, at which time we plan to begin commissioning and start-up. The facility will be constructed to have an initial projected capacity of 30,000 MT of bio-succinic acid and could subsequently be expanded to produce another 20,000 MT of bio-succinic acid. Completion of this initial phase of our planned facility in Sarnia is expected to cost approximately $125.0 million, which we plan to fund through capital contributions of $40.6 million and $17.4 million from us and from Mitsui, respectively, and an additional CAD$72.0 million ($67.0 million) in low-interest loans and governmental grants that have been committed, subject to our meeting certain milestones, by various governmental authorities in Canada. The milestones vary depending on the government grant or loan. We have received loan proceeds from Canadian government agencies of CAD$6.7 million and grant proceeds in the amount of CAD$8.7 million as of June 30, 2014.

We had originally planned to complete the expansion of our facility in Sarnia in 2016, which would entail increasing the capacity of the plant by an additional 20,000 metric tons of bio-succinic acid. This expansion was estimated to cost approximately $31.0 million, of which, we expected to contribute a maximum amount of approximately $21.7 million (corresponding to our 70% equity stake). In light of the July 3, 2014 take-or-pay agreement with Vinmar, which expands the scope of our next plant to include 70,000 tons per year of succinic acid capacity in addition to the 100,000 tons per year of 1,4-BDO capacity, we are re-evaluating the timing and eventual size of the Sarnia expansion.  Since we expect our next plant to be in construction in 2016 and completed in late 2017, we may decide to focus our human and financial resources on the second plant and not simultaneously expand the Sarnia plant. We anticipate making a final decision in the second half of 2015.

Additional Facilities

Our agreement with Mitsui contemplates the potential construction and operation of an additional manufacturing facility. We have entered into a take-or-pay contract with Vinmar to purchase 100% of a planned 100,000 MT per year bio-based BDO facility in North America, to be expanded by an additional 70,000 tons per year of succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years. In addition, Vinmar plans to invest at least 10% in the equity of the facility and will help us to secure other funding to construct the planned facility. We anticipate that Vinmar and other potential parties will be equity partners in this facility, but we may also seek low interest loans and government grants to fund the facility, which would substantially reduce our equity funding requirement. Based on current estimates and assumptions, we expect our second manufacturing facility to have a projected initial bio-based 1,4 BDO capacity of 100,000 MT and bio-succinic acid capacity of 70,000 MT with construction costs of approximately $400.0 million. This facility is expected to be mechanically complete in the second half of 2017.

Our second take-or-pay contract with Vinmar also commits to off-take 75% of the production from a new, third bio-succinic acid plant with 200,000 MT per year capacity that we plan to commission in 2020.

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

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new value-added applications and derivative products. The supply agreement we signed with PTTMCC Biochem Company Limited, or PTTMCC Biochem, on April 18, 2014 is an example of market development in new applications, and we expect to sign additional supply agreements in other new applications such as artificial leather, plasticizers, polyurethanes, personal care products and foams and heat transfer fluids, prior to Sarnia starting production. We also plan to develop and commercialize derivatives of succinic acid, such as bio-based 1,4 BDO, and to target large and established chemical markets such as adipic acid, where succinic acid can partially substitute the incumbent chemical. Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we are developing our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. On January 22, 2014, we entered a take-or-pay supply contract with Vinmar to supply bio-based 1,4-BDO from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the bio-based 1,4 BDO produced in a 100,000 ton per year capacity plant that we plan to build in North America and commission in 2017. We entered into a second take-or-pay agreement with Vinmar on July 3, 2014 for an additional 70,000 tons per year of bio-succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years. Our second take-or-pay contract withVinmar also commits them to off-take 75% of the production from a new, third bio-succinic acid plant with 200,000 MT per year capacity that we plan to commission in 2020.

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

Production capacity. Our ability to further lower our production costs and drive customer adoption of our product is dependent on our manufacturing expansion strategy. In particular, in our planned facility in Sarnia, Ontario, we expect to benefit from significantly lower operating expenses than those in the large-scale demonstration facility in Pomacle, France due to lower expected raw material, utility and other costs. For example, we project that during 2014 our costs of glucose from wheat used in the large-scale demonstration facility we operate in Pomacle, France will be 110% higher than the expected costs of glucose from corn wet millers to be used in our planned facility in Sarnia, Ontario. We project our cost of steam in Pomacle, France to be 275% higher than the expected cost in Sarnia, Ontario. We also project direct labor costs, electricity costs and other raw material costs in Sarnia, Ontario, to be lower than in Pomacle, France. If we were to adjust the current costs of goods sold in the large-scale demonstration facility we operate in Pomacle, France for the lower expected raw material and utility costs, the economies of scale and the engineering design improvements we have incorporated into our planned facility in Sarnia, Ontario, our gross profit from products sold would increase significantly. As a result, we expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel. We expect to further reduce costs by transitioning from our E. coli-based technology to our yeast-based technology and by implementing on-going process improvements. We intend to capitalize on our first-to-market advantage by rapidly expanding our production capacity and building additional facilities. Our results will be impacted by the speed with which we execute on this strategy and the capital costs and operating expenses of each of these facilities.

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

Vinmar Take-or-Pay Agreements

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

On July 3, 2014 we entered into a second take-or-pay agreement with Vinmar to supply 10,000 tons per year of bio-succinic acid for 15 years from the Sarnia plant. The agreement also includes an expansion of the BDO facility previously announced that will supply 70,000 tons per year of bio-succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years. Additionally, Vinmar also commits to off-take 75% of the production from a new, third bio-succinic acid plant with 200,000 MT per year capacity that BioAmber plans to commission in 2020.

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

Loan from Agriculture Canada

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan, with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million for the AgriInnovation Program. This loan provides for progressive disbursements as eligible costs are incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025 and contains various legal and financial covenants ordinarily found in such government agency loan agreements. No payments were received as of June 30, 2014.

Supply Agreements for Bio-Succinic Acid Produced at Sarnia Facility

On April 18, 2014, we entered into a three year supply agreement with PTT MCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical Corporation that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and 1,4 BDO. PTTMCC is constructing a PBS plant in Thailand that is expected to be operational in the first half of 2015 and consume approximately 14,000 tons of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTTMCC’s total bio-succinic needs until the end of 2017, with approximately 50% of the total purchases under take-or-pay terms. We also entered into a second take-or-pay agreement with Vinmar on July 3, 2014, for 10,000 tons per year for 15 years from the Sarnia plant. These are two of many potential customers and applications that we are targeting for the bio-succinic acid that we plan to produce at our Sarnia facility, and we expect to enter into additional definitive supply agreements in advance of mechanical completion by early 2015. These supply agreements reflect our ongoing efforts to expand the succinic acid addressable market into new applications such as PBS.

We have also entered into several agreements and MOUs that contemplate, but do not obligate, us to supply approximately 144,000 metric tons of bio-succinic acid, and, as we continue construction of our planned facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers.

Comerica Bank, Export Development Canada and Farm Credit Canada Senior Secured Term Loan

         On June 20, 2014, our BioAmber Sarnia joint venture signed a loan agreement with a financial consortium, comprised of Export Development Canada, Farm Credit Canada and Comerica Bank, for a senior secured loan in the principal amount of CAD$20.0 million. The loan will bear interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning three months after the completion of the commissioning and start-up phase of the Sarnia plant, but at the latest on June 30, 2015. The disbursement of the loan, net of a 2.5% upfront loan fee which is due and payable 30 days after the date of the agreement, is subject to customary conditions, including continued progress on the construction of the Sarnia plant, which are expected to be met in or around December 2014. Until drawdown of the CAD$20.0 million term loan, BioAmber Sarnia will pay a 1.0% per annum commitment fee on the undrawn amount.

          BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty. BioAmber Sarnia’s obligations under the loan are secured by (i) a security interest on all of BioAmber Sarnia’s assets and (ii) a pledge of all the shares of BioAmber Sarnia. In addition, we will provide the lenders with a guarantee representing 70% of the secured obligations under the loan, and Mitsui & Co., Ltd. will provide a guarantee representing 30% of the secured obligations under the loan that is capped at CAD$6.0 million plus all accrued interest on the secured obligations and fees and expenses. The proceeds of the loan will be used by BioAmber Sarnia to complete the ongoing construction of the Sarnia Plant and fund its startup and commissioning.

           The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at the end of any and each quarter during the term of the loan. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately.

Additional grant from Sustainable Development Technology Canada (SDTC)

On July 2, 2014, we announced that our BioAmber Sarnia subsidiary had secured a CAD$7.0 million increase in the initial grant of CAD$7.5 million from Sustainable Development Technology Canada (SDTC) pursuant to a contribution agreement dated November 29, 2011. This grant, now totaling CAD$14.5 million, is and will be used to support the ongoing construction of the Sarnia Plant.

Public Offering

On July 21, 2014, we closed a public offering of shares of our common stock.  In the Offering, we issued 2,800,000 shares of common stock, at an offering price of $12.00 per share, with an option for the underwriters to purchase an additional 420,000 shares of common stock at the same price, less underwriting discounts and commissions. The underwriters subsequently exercised this option in full, which closed on July 24, 2014. We estimate that the total net proceeds from the Offering, after deducting underwriting discounts and estimated offering expenses payable by us, to be $35.8 million.

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

We expect revenue to grow as our sales and marketing efforts continue and our planned facility in Sarnia, Ontario reaches the stage of being mechanically complete by early 2015, at which time we will begin commissioning and start-up. We currently manufacture our products at our large-scale demonstration facility in Pomacle, France, and we have exercised our option to extend our access to this facility through the end of 2014, during which time we are only guaranteed 60% of the capacity of this facility and we must pay plant amortization costs in addition to the fixed, variable and tolling fees previously negotiated with ARD. Based on our supply contracts, we expect that this 60% limitation may limit our capacity to grow our revenues in 2014.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of the amortization of certain in-process research and development acquired technology, patents and technology licenses, which are amortized using the straight-line method over their estimated useful lives. We expect depreciation of property and equipment to increase significantly as our planned manufacturing facilities are put in to use. As of June 30, 2014, we received $14.4 million in government grants and loans in relation to our planned facility in Sarnia, Ontario, of which, $5.1 million was applied as a reduction of construction in-progress. This will result in reduced depreciation expense over the useful life of the asset.

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

Financial Charges (Income), Net

For the six and three months ended June 30, 2014, financial charges (income), include interest on long-term debt, end of term accretion charge from the HTGC loan and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with our initial public offering, or IPO completed on May 9, 2013.

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

Changes in the fair value of the warrants issued in connection with our IPO, are reflected in the consolidated statement of operations as financial charges (income), net.

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

Comparison of Three Months Ended June 30, 2014 and Three Months Ended June 30, 2013

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three months	Three months	$
	ended	ended	Increase
	June 30, 2014	June 30, 2013	(decrease)
	(in thousands)
Revenues
Product sales	$415	$1,028	$(613)
Total revenues	415	1,028	(613)
Cost of goods sold	2,251	1,411	840
Gross loss	(1,836)	(383)	(1,453)
Operating expenses
General and administrative	2,865	2,292	573
Research and development, net	4,259	4,221	38
Sales and marketing	1,737	1,652	85
Depreciation of property and equipment and amortization of intangible assets	60	539	(479)
Impairment loss and write-off of property and equipment and intangible assets	—	8,619	(8,619)
Foreign exchange (gain) loss	(379)	(28)	(351)
Operating expenses	8,542	17,295	(8,753)
C
Operating loss	10,378	17,678	(7,300)
Amortization of deferred financing costs and debt discounts	72	117	(45)
Financial charges (income), net	3,871	(10,617)	14,488
Gain on debt extinguishment	—	—	—
Equity participation in losses of equity method investments	—	—	—
Other expense (income), net	(185)	—	(185)
Loss before income taxes	14,136	7,178	6,958
Income taxes	9	47	(38)
Net loss	14,145	7,225	6,920
Net loss attributable to:
BioAmber Inc. shareholders	13,992	7,057	6,935
Non-controlling interest	153	168	(15)
	14,145	7,225	6,920

Product sales

Product sales decreased from $1.0 million for the three months ended June 30, 2013 to $415,000 for the three months ended June 30, 2014 due to a decrease in the volume sold, along with a decrease in the average selling price.

Supply contracts generated $242,000 and $802,000 for the three months ended June 30, 2014 and 2013, respectively. Non-contracted sales generated $173,000 and $226,000 of our product sales for the three months ended June 30, 2014 and 2013, respectively.

Cost of goods sold

Cost of goods sold increased from $1.4 million for the three months ended June 30, 2013 to $2.3 million for the three months ended June 30, 2014. The increase is primarily due to a non-cash charge for an inventory reserve of $1.6 million recorded for the three months ended June 2014 and a decrease in the volume sold, partially reduced by a decrease in the average cost per unit sold.

General and administrative expenses

General and administrative expenses increased by $573,000 to $2.9 million for the three months ended June 30, 2014, as compared to $2.3 million for the three months ended June 30, 2013. The increase is primarily due to additional costs related to compliance and public company operations and a non-recurring charge to stock-based compensation expense during the second quarter of 2014, resulting from cancellation of certain stock options, which was partially offset by the immediate vesting of certain stock options upon the completion of the IPO, during the second quarter of 2013.

Research and development expenses, net

Research and development expenses, net, increased by $38,000 to $4.3 million for the three months ended June 30, 2014, as compared to $4.2 million for the three months ended June 30, 2013. This was driven primarily by a decrease of $0.8 million in research expenses due to the completion of the yeast development project with Cargill during the second half of 2013, and a reduction of expenses related to the development of our adipic acid platform. There was an additional reduction of $0.2 million due to the streamlining of the patent portfolio which decreased the expenses for filing and maintaining patents. These reductions were offset by an increase in BDO development work, an increase in payroll expenses related to work that is supporting the commissioning and start-up of the Sarnia plant, and an increase in stock-based compensation expense. The increase in stock-based compensation expense is due to the stock option cancellations in the second quarter of 2014, partially offset by stock options being granted during the second quarter of 2013, some of which vested immediately and the vesting of certain stock options upon the completion of the IPO.

Sales and marketing expenses

Sales and marketing expenses increased by $85,000 to $1.7 million for the three months ended June 30, 2014, as compared to $1.6 million for the three months ended June 30, 2013. The increase is primarily due to an increase in incentive remuneration and in stock-based compensation expense due the stock option cancellations in the second quarter of 2014. These increases are partially offset by a decrease in salaries and benefits costs and travel expenses.

Depreciation of property and equipment and amortization of intangible assets

Depreciation of property and equipment and amortization of intangible assets expense decreased by $479,000 to $60,000 for the three months ended June 30, 2014, as compared to $539,000 for the three months ended June 30, 2013. This decrease is due to the write-off of intellectual property (patent rights and licenses, and in-process research and development) during the second quarter of 2013, related to the E. coli-based technology.

Foreign exchange (gain) loss

The foreign exchange gain increased by $351,000 to $379,000 for the three months ended June 30, 2014 as compared to $28,000 for the three months ended June 30, 2013. The increased gain was driven by a more significant strengthening of the Canadian Dollar versus the U.S. Dollar during the 3 months ended June 30, 2014 compared to the three months ended June 30, 2013, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia Project.

Financial charges (income), net

Financial charges (income), net comprised of a charge of $3.9 million for the three months ended June 30, 2014 as compared to an income of $10.6 million for the three months ended June 30, 2013. The decrease was due to the mark-to-market adjustment change of $14.8 million on the warrants that were part of the units issued in our IPO and the interest expense and the end of term charge accretion on the HTGC loan for a total of $870,000, which was partially offset by expenses of $1.1 million recorded in the second quarter of 2013 related to the issuance of the warrants.

Other expense (income), net

Other expense (income), net comprised of a gain of $185,000 on sales of fixed assets for the three months ended June 30, 2014 as compared to nil for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 and Six Months Ended June 30, 2013

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Six months	Six months	$
	ended	ended	Increase
	June 30, 2014	June 30, 2013	(decrease)
	(in thousands)
Revenues
Product sales	$765	$1,359	$(594)
Total revenues	765	1,359	(594)
Cost of goods sold	2,531	1,610	921
Gross loss	(1,766)	(251)	(1,515)
Operating expenses
General and administrative	5,784	4,630	1,154
Research and development, net	7,573	10,320	(2,747)
Sales and marketing	2,849	2,748	101
Depreciation of property and equipment and amortization of intangible assets	120	1,072	(952)
Impairment loss and write-off of property and equipment and intangible assets	—	8,619	(8,619)
Foreign exchange (gain) loss	(212)	(117)	(95)
Operating expenses	16,114	27,272	(11,158)

Operating loss	17,880	27,523	(9,643)
Amortization of deferred financing costs and debt discounts	145	186	(41)
Financial charges (income), net	16,223	(10,616)	26,839
Gain on debt extinguishment	—	(314)	314
Equity participation in losses of equity method investments	—	15	(15)
Other expense (income), net	(185)	—	(185)
Loss before income taxes	34,063	16,794	17,269
Income taxes	34	47	(13)
Net loss	34,097	16,841	17,256
Net loss attributable to:
BioAmber Inc. shareholders	33,904	16,557	17,347
Non-controlling interest	193	284	(91)
	34,097	16,841	17,256

Product sales

Product sales decreased from $1.4 million for the six months ended June 30, 2013 to $765,000 for the six months ended June 30, 2014 due to a decrease in the volume sold, along with a decrease in the average selling price.

Supply contracts generated $467,000 and $1,092,000 for the six months ended June 30, 2014 and 2013, respectively. Non-contracted sales generated $298,000 and $267,000 of our product sales for the six months ended June 30, 2014 and 2013, respectively.

Cost of goods sold

Cost of goods sold increased from $1.6 million for the six months ended June 30, 2013 to $2.5 million for the six months ended June 30, 2014. The increase is primarily due to a non-cash charge from an inventory reserve of $1.6 million recorded during the second quarter of 2014 and a decrease in the volume sold, partially offset by a decrease in the average cost per unit sold.

General and administrative expenses

General and administrative expenses increased by $1.2 million to $5.8 million for the six months ended June 30, 2014, as compared to $4.6 million for the six months ended June 30, 2013. The increase is primarily due to additional costs related to compliance and public company operations, including insurance, professional fees and filings fees.

Research and development expenses, net

Research and development expenses, net, decreased by $2.7 million to $7.6 million for the six months ended June 30, 2014, as compared to $10.3 million for the six months ended June 30, 2013. This was driven primarily by a decrease of $2.2 million in research expenses due to (i) the completion of the yeast development project with Cargill during the second half of 2013, (ii) the reduction of expenses related to the development of our adipic acid platform, and (iii) the reduction of expenses related to engineering development work related to our Sarnia plant including travel. An additional reduction of $0.5 million is due to the streamlining of the patent portfolio which decreased the expenses for filing and maintaining patents. In addition, stock-based compensation expense decreased due to the accelerated vesting of Sinoven’s stockholder shares of BioAmber during the first of quarter 2013, by stock options being granted during the second quarter of 2013, some of which vested immediately, by the vesting of certain stock options upon the completion of the IPO, which was partially offset the due to the stock option cancellations in the second quarter of 2014. These reductions were partially offset by an increased in BDO development work expense.

Sales and marketing expenses

Sales and marketing expenses increased by $101,000 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase is primarily due to an increase in incentive remuneration and in stock-based compensation expense due the stock option cancellations in the second quarter of 2014. These increases were partially offset by a decrease in salaries and benefits costs and travel expenses.

Depreciation of property and equipment and amortization of intangible assets

Depreciation of property and equipment and amortization of intangible assets expense decreased by $952,000 to $120,000 for the six months ended June 30, 2014, as compared to $1,072,000 for the six months ended June 30, 2013. This decrease is due to the write-off of intellectual property (patent rights and licenses, and in-process research and development) during the second quarter of 2013, related to the E. coli-based technology.

Foreign exchange (gain) loss

The foreign exchange gain increased by $95,000 to $212,000 for the six months ended June 30, 2014 as compared to $117,000 for the six months ended June 30, 2013. The increased gain was driven by a more significant strengthen of the Canadian Dollar versus the U.S. Dollar during the six months ended June 30,2014 compared to the six months ended June 30,2013, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia Project.

Financial charges (income), net

Financial charges (income), net comprised of a charge of $16.2 million for the six months ended June 30, 2014 as compared to an income of $10.6 million for the six months ended June 30, 2013. The decrease was due to the mark-to-market adjustment change of $26.4 million on the warrants that were part of the units issued in our IPO and the interest expense and the end of term charge accretion on the HTGC loan for a total of $1.7 million, which was partially offset by expenses of $1.1 million recorded in the second quarter of 2013 related to the issuance of the warrants.

Equity participation in losses of equity method investments

Equity participation in losses of equity method investments decreased by $15,000 to nil for the six months ended June 30, 2014, due to lower losses incurred by AmberWorks LLC, a joint venture that was formed on February 15, 2012.

 Other expense (income), net

Other expense (income), net comprised of a gain of $185,000 on sales of fixed assets for the six months ended June 30, 2014 as compared to nil for the six months ended June 30, 2013.

Liquidity and Capital Resources

From inception through June 30, 2014, we have funded our operations primarily through an aggregate of $168.9 million from our initial public offering of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, CAD$15.4 million from loan and grants proceeds from various Canadian government agencies and $24.2 million from a loan with HTGC.

In the periods ended December 31, 2012 and June 30, 2013, there was substantial doubt raised about our ability to continue as a going concern because of the Company’s recurring operating losses, negative cash flows from operating activities, the uncertainty of efforts to raise additional capital and the ability to execute on the Company’s plans. Subsequent to these reporting periods we raised net proceeds of $71.7 million from the completion of an IPO on May 9, 2013, raised net proceeds of $24.2 million from the closing of a three year term loan with HTGC, received an additional CAD$5.1 million of loan proceeds from FEDDEV. In January 2014, we received an equity investment of CAD$9.0 million in our Sarnia venture. Additionally, we secured the following funding: (i) CAD$10.0 million interest free loan from the Minister of Agriculture and Agri-Food of Canada to be made in 2014, (ii) CAD$20.0 million loan from a commercial consortium including a Canadian Crown Corporation, subject to certain conditions, and (iii) an additional CAD$7.0 million grant from SDTC, which reduced our capital contributions for the Sarnia plant to $40.6 million. Our unrestricted cash on hand at June 30, 2014 was $54.3 million. In addition, subsequent to the second quarter of 2014, in July 2014 we completed a public offering of our common stock for an aggregate net proceeds of $35.8 million, and we received additional loan proceeds of $5.0 million from SJIF.  The expected cash needs for the construction of our manufacturing facility in Sarnia, Ontario are $125.0 million, which is expected to be funded by us through a portion of the net proceeds of the IPO, available cash, low-interest loans, governmental grants, the term loan with HTGC, and Mitsui’s capital contribution. We plan to begin commissioning and start-up of this facility by early 2015. In addition, we will require funds for our research and development programs and for general corporate purposes. Based on these funding activities, the additional equity expected from our partner Mitsui, the cash on hand at June 30, 2014, combined with the previously committed funding from grants and loans not yet drawn as of June 30, 2014, upon totaling CAD$56.6 million, it was determined that we have sufficient cash to fund its operations for at least the next twelve months.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013
	(in thousands)

Net cash used in operating activities	$(3,084)	$(3,300)	$(7,951)	$(17,369)

Net cash used in investing activities	(19,322)	(2,074)	(32,732)	(2,112)

Net cash provided by financing activities	2,562	97,201	10,687	98,027

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the three months ended June 30, 2014 of $3.1 million reflected our net loss of $14.1 million, which was adjusted for non-cash net charges of $6.5 million and a positive change in operating assets and liabilities of $4.6 million. Non-cash expense adjustments included stock-based compensation of $3.0 million and financial charges of $3.3 million for the mark-to-market accounting for warrants that were part of the units issued in our IPO and the end of term charge on long-term debt. The amount of operating assets and liabilities is a net inflow of $4.6 million due to an increase in current liabilities, which offsets an increase in current assets.

Cash used in operating activities during the three months ended June 30, 2013 of $3.3 million reflected our net loss of $7.2 million, which was adjusted for net non-cash credits of $0.4 million and a positive change in operating assets and liabilities of $4.3 million. Non-cash expense adjustments included depreciation and amortization of assets of $0.5 million, stock-based compensation of $2.1 million, and the impairment loss and write-off of property and equipment and of intangible assets of $8.6 million. Non-cash gain adjustments included the gain on the mark-to-market accounting for warrants that were part of the units issued in our IPO of $11.7 million. The amount of operating assets and liabilities is a net inflow of $4.3 million due to a decrease in current assets and an increase in current liabilities.

Cash used in operating activities during the six months ended June 30, 2014 of $8.0 million reflected our net loss of $34.1 million, which was adjusted for non-cash charges of $19.9 million and a positive change in operating assets and liabilities of $6.2 million. Non-cash expense adjustments included stock-based compensation of $4.5 million and financial charges of $15.1 million for the mark-to-market accounting for warrants that were part of the units issued in our IPO and the end of term charge on long-term debt. The amount of operating assets and liabilities is a net inflow of $6.2 million due to an increase in current liabilities, which offsets an increase in current assets.

Cash used in operating activities during the six months ended June 30, 2013 of $17.4 million reflected our net loss of $16.8 million, which was adjusted for net non-cash charges, of $2.3 million and a negative change in operating assets and liabilities of $2.9 million. Non-cash expense adjustments included depreciation and amortization of assets of $1.1 million, stock-based compensation of $4.5 million, and the impairment loss and write-off of property and equipment and of intangible assets of $8.6 million. Non-cash gain adjustments included the gain on the mark-to-market accounting for warrants that were part of the units issued in our IPO of $11.7 million and the gain on debt extinguishment of $0.3 million. The amount of operating assets and liabilities is a net outflow of $2.9 million due to an increase in current assets, which offsets an increase in current liabilities.

Investing activities

Cash used in investing activities during the three months ended June 30, 2014 of $19.3 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario of $20.0 million, offset by a capital distribution from our equity investment in AmberWorks LLC of $675,000.

Cash used in investing activities during the three months ended June 30, 2013 of $2.1 million included property and equipment purchases primarily related to the building of our facility in Sarnia, Ontario.

Cash used in investing activities during the six months ended June 30, 2014 of $32.7 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario of $32.7 million and an increase in restricted cash of $678,000, offset by a capital distribution from our equity investment in AmberWorks LLC of $675,000.

Cash used in investing activities during the six months ended June 30, 2013 of $2.1 million represented property and equipment purchases related to the building of our facility in Sarnia, Ontario.

Financing activities

Cash provided by financing activities during the three months ended June 30, 2014 of $2.6 million represents primarily the loan and grant proceeds from FEDDEV of $3.0 million, offset by the deferred financing costs related to the $20.0 million commercial loan from a financial consortium and our public offering in July 2014 of $561,000.

Cash provided by financing activities during the three months ended June 30, 2013 of $97.2 million included $72.9 million net proceeds from the issuance of common shares from our IPO, and $24.3 million in net proceeds from the three year term loan from HTGC, $0.9 million from loans and grants for the construction of our planned facility in Sarnia, Ontario offset by $0.6 million paid for IPO costs.

Cash provided by financing activities during the six months ended June 30, 2014 of $10.7 million represents a capital contribution by Mitsui maintaining their 30% equity in our BioAmber Sarnia joint venture of $8.1 million, the loan and grant proceeds from FEDDEV of $3.0 million, offset by the deferred financing costs related to the CAD$20.0 million commercial loan from a financial consortium and our public offering in July 2014 of $561,000.

Cash provided by financing activities during the six months ended June 30, 2013 of $98.0 million included $72.9 million net proceeds from the issuance of common shares from our IPO, $24.3 million in net proceeds from the three year term loan from HTGC, $1.1 million from loans and grants for the construction of our planned facility in Sarnia, Ontario and $140,000 of a cash consideration paid for the forfeiture of 70,000 shares by Sinoven’s selling shareholders.

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

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On June 30, 2014, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $2.56 per warrant, as compared to $0.73 per warrant on December 31, 2013. As a result, the liability was revalued at the balance sheet date resulting in a financial charge of $14.6 million and $3.0 million for the six and three months ended June 30, 2014, respectively.

During the six months ended June 30, 2014, 3,500 warrants were exercised at an exercise price of $1.07 per share and an additional 3,430 warrants were exercised at an exercise price of $1.43 per share. During the three months ended June 30, 2014, 3,430 warrants were exercised at an exercise price of $1.43 per share.

As at June 30, 2014, we had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
335,066	$1.07	February 2014 - September 2019
610,890	$1.43	February 1, 2019
264,670	$5.74	October 2014 - June 2019
94,745	$10.55	April 1, 2021
4,000,000	$11.00	May 1, 2017
5,305,371

Recent accounting pronouncements

In July 2013, the FASB issued an amended accounting standard update on the financial statement presentation of unrecognized tax benefits. The amended guidance provides that a liability related to an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and was applied prospectively to unrecognized tax benefits that existed at the effective date with retrospective applications permitted. The Company’s current presentation of unrecognized tax benefits conforms with the amended guidance. Accordingly, there was no impact to the Company resulting from this amended standard.

       In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.

      In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10,"Development  Stage Entities," - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more DSEs being considered variable interest entities (VIEs). The new guidance  is  effective  for  fiscal  years and  interim  periods beginning  after 15 December 2014,  with early adoption  permitted. The Company is in the process of evaluating the impact of the standard. The Company is planning to early adopt this ASU.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $54.3 million at June 30, 2014. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of constructing our planned facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with Hercules Technology Growth Capital, Inc. bears interest at U.S. Prime Rate plus 6.50% with an interest rate floor at the current rate of 10%. If the U.S. Prime Rate were to increase, the interest rate for the remaining term of the loan would increase.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have entered into a joint venture agreement with Mitsui for the financing and construction of our planned facility in Sarnia, Ontario. We have commenced construction and expect this facility to be mechanically complete by early 2015. We may work with Mitsui to build and operate an additional BDO plant in the future.  We may not be able to maintain our partnership with Mitsui if it decides not to go forward based on certain rights granted to it in our agreement.  Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value if the cost of the Sarnia facility is greater than $140 million and we cannot provide the additional funds needed to complete the facility. In the event of an occurrence of a dissolution event until December 31, 2020 the same rights apply and Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value. The dissolution events giving Mitsui this right are: (i) the Sarnia plant not being operational by January 31, 2016, (ii) cumulative losses accrued from 2016 through 2020 exceeding 75% of paid in capital, (iii) no after-tax profit earned in any three consecutive years from 2016 onwards, and (iv) any act of insolvency, bankruptcy, or similar event. Until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a discount of 50% to the cumulative investment value.

We are working with strategic partners and collaborators through whom we either own or license the technology needed to develop new specialty chemical products. We will rely on these partners to commercialize our products and the success of these relationships will impact the market opportunity and demand for our products across our target end-markets.

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

Our net proceeds from the sale of units in this offering were approximately $71.7 million, based upon an initial public offering price of $10.00 per unit, and after deducting underwriting discounts and commissions and offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We received these proceeds at a closing held on May 14, 2013. We intend to use the remainder of the net proceeds of our initial public offering as follows:

—

approximately $40.6 million for our capital contributions relating to the construction of the initial phase of our planned facility in Sarnia, Ontario with an expected capacity of 30,000 metric tons; and

—

the balance for working capital and other general corporate purposes, which will also include expenses and costs associated with being a public company as well as certain interest and principal payments as they come due under our government loans and our credit facility with HTGC.

The approximately $40.6 million for our capital contributions relating to the construction of the initial phase of our Sarnia facility has been reduced from the initial estimate of $63.0 million, as set forth in our final prospectus, dated May 9, 2013, filed with the SEC pursuant to Rule 424(b), as a result of our receipt of additional low-interest loans from Canadian governmental agencies discussed elsewhere in this Quarterly Report on Form 10-Q and the related foreign exchange fluctuation on these Canadian dollar loans. Other than the reduction in our capital contributions, there has been no other material changes in the planned use of proceeds from our initial public offering from that described in our final prospectus, dated May 9, 2013, filed with the SEC pursuant to Rule 424(b).

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13
10.1	Comerica, Export Development Canada, and Farm Credit Canada Senior Secured Term Loan, dated June 20, 2014.	X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
32.2*	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema Document	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

August 12, 2014

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew Ashworth
Andrew Ashworth
Chief Financial Officer
(Principal Financial Officer)