Form 10-Q
period 2014-09-30
BioAmber Inc.
filed 2014-11-12
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, there were 21,835,721 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

BIOAMBER INC.

Form 10-Q

For the Quarter Ended September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

for the three and nine months ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Revenues
Product sales	469,315	866,529	1,234,576	2,225,640
Total revenues	469,315	866,529	1,234,576	2,225,640
Cost of goods sold excluding depreciation and amortization (Note 17)	1,447,819	655,175	3,978,780	2,264,916
Gross profit (loss)	(978,504)	211,354	(2,744,204)	(39,276)
Operating expenses
General and administrative	2,420,584	2,296,293	8,204,822	6,926,688
Research and development, net	3,577,733	2,760,006	11,150,536	13,079,726
Sales and marketing	954,150	1,073,723	3,803,010	3,821,455
Depreciation of property and equipment and amortization of intangible assets	68,645	40,321	188,228	1,112,486
Impairment loss and write-off of property and equipment and of intangible assets	—	—	—	8,619,405
Foreign exchange (gain) loss	287,671	(111,482)	75,857	(228,169)
Operating expenses	7,308,783	6,058,861	23,422,453	33,331,591
Operating loss	8,287,287	5,847,507	26,166,657	33,370,867
Amortization of deferred financing costs and debt discounts	72,952	191,289	217,661	377,722
Financial charges (income), net (Note 10)	539,138	2,905,722	16,762,658	(7,711,078)
Gain on debt extinguishment (Note 8)	(451,450)	—	(451,450)	(314,305)
Equity participation in (income) losses of equity method investments (Note 3)	216	52	108	15,442
Other expense (income), net	—	—	(185,000)	—
Loss before income taxes	8,448,143	8,944,570	42,510,634	25,738,648
Income taxes (Note 14)	18,048	22,186	52,738	68,757
Net loss	8,466,191	8,966,756	42,563,372	25,807,405

Net loss attributable to:
BioAmber Inc. shareholders	8,161,302	8,833,499	42,064,908	25,390,632
Non-controlling interest	304,889	133,257	498,464	416,773
	8,466,191	8,966,756	42,563,372	25,807,405

Net loss per share attributable to BioAmber Inc. shareholders - basic	$0.39	$0.48	$2.17	$1.74
Weighted-average of common shares outstanding - basic	21,054,225	18,419,267	19,405,327	14,620,923

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2014 and 2013

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
Net loss	8,466,191	8,966,756	42,563,372	25,807,405
Foreign currency translation adjustment	3,703,432	(446,718)	3,172,884	172,483
Total comprehensive loss	12,169,623	8,520,038	45,736,256	25,979,888

Total comprehensive loss attributable to:
BioAmber Inc. shareholders	10,968,618	8,100,295	44,442,037	25,570,994
Non-controlling interest	1,201,005	419,743	1,294,219	408,894
	12,169,623	8,520,038	45,736,256	25,979,888

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(Unaudited)

	As of	As of
	September 30,	December 31,
	2014	2013
	$	$
Assets
Current assets
Cash (Note 8 iv))	78,631,664	83,728,199
Accounts receivable	334,594	754,987
Inventories (Note 4)	2,992,371	2,415,402
Prepaid expenses and deposits (Note 4)	1,459,255	5,131,367
Valued added tax, income taxes and other receivables	3,243,162	2,262,139
Deferred financing costs	—	671,270
Total current assets	86,661,046	94,963,364
Property and equipment, net (Note 5)	69,093,600	13,554,279
Investment in equity method investments (Note 3)	34,925	710,033
Intangible assets, net (Note 6)	4,304,687	4,158,550
Goodwill	634,917	692,788
Restricted cash	669,675	—
Deferred financing costs (Note 8)	1,044,227	—
Total assets	162,443,077	114,079,014

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	16,993,440	7,081,471
Income taxes payable (Note 14)	1,008,090	1,120,669
Accounts payable Agro-industries Recherches et Développements (“ARD”) (Note 17)	859,358	29,497
Deferred grants (Note 9)	2,907,138	3,061,140
Short-term portion of long-term debt (Note 8)	12,153,558	6,520,263
Total current liabilities	33,921,584	17,813,040
Long-term debt (Note 8)	20,372,612	23,209,629
Warrants financial liability (Note 13)	20,239,200	5,840,000
Other long-term liabilities	116,250	82,500
Total liabilities	74,649,646	46,945,169
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 12)	25,440,406	—
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 21,809,099 and 18,558,369 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	218,091	185,584
Additional paid-in capital	219,045,886	177,275,934
Warrants	2,949,018	2,964,335
Accumulated deficit	(157,108,858)	(115,043,950)
Accumulated other comprehensive income (loss)	(2,751,112)	(373,983)
Total BioAmber Inc. shareholders’ equity	62,353,025	65,007,920
Non-controlling interest (Note 12)	—	2,125,925
Total shareholders’ equity	62,353,025	67,133,845
Total liabilities and equity	162,443,077	114,079,014

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

for the period from January 1, 2013 to September 30, 2014

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$	$
Balance at January 1, 2013	10,349,815	103,498	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575
Release of shares - Sinoven	63,000	630	(630)	—	—	—	—	—	—
Cancelation of shares - Sinoven	—	—	(140,000)	—	—	—	—	—	(140,000)
Stock-based compensation (Note 13)	—	—	6,731,539	—	—	—	—	—	6,731,539
IPO proceeds	8,000,000	80,000	79,920,000	—	—	—	—	—	80,000,000
IPO costs	—	—	(7,136,291)	—	—	—	—	—	(7,136,291)
Warrants issued at IPO			(16,148,000)	—	—	—	—	—	(16,148,000)
Warrants exercised	145,554	1,456	268,470	(145,554)	(110,622)	—	—	—	159,304
Net loss	—	—	—	—	—	(33,217,758)	—	(573,524)	(33,791,282)
Foreign currency translation	—	—	—	—	—	—	(279,014)	(59,986)	(339,000)
Balance at December 31, 2013	18,558,369	185,584	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845

Balance at December 31, 2013	18,558,369	185,584	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845
Stock-based compensation (Note 13)	—	—	5,565,072	—	—	—	—	—	5,565,072
Reclassification of non-controlling interest to redeemable non-controlling interest (Note 12)	—	—	—	—	—	—	—	(2,125,925)	(2,125,925)
Issuance of shares , net of issuance costs	3,220,000	32,200	36,027,708	—	—	—	—	—	36,059,908
Warrants exercised	6,930	69	38,698	(6,930)	(15,317)	—	—	—	23,450
Stock options exercised	23,800	238	138,474	—	—	—	—		138,712
Net loss	—	—	—	—	—	(42,064,908)	—	—	(42,064,908)
Foreign currency translation	—	—	—	—	—	—	(2,377,129)	—	(2,377,129)
Balance at September 30, 2014	21,809,099	218,091	219,045,886	1,305,371	2,949,018	(157,108,858)	(2,751,112)	—	62,353,025

The accompanying notes are integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

for three and nine months ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Cash flows from operating activities
Net loss	(8,466,191)	(8,966,756)	(42,563,372)	(25,807,405)
Adjustments to reconcile net loss to cash:
Stock-based compensation	1,043,431	986,153	5,565,072	5,462,744
Depreciation of property and equipment and amortization of intangible assets	68,645	40,321	188,228	1,112,486
Impairment loss and write-off of property and equipment and of intangible assets	—	—	—	8,619,405
Amortization of deferred financing costs and debt discounts	72,952	191,289	217,661	377,722
Equity participation in losses of equity method investments	216	52	108	15,442
Other long-term liabilities	11,250	11,250	33,750	33,750
Financial charges (income), net (Note 10)	312	2,251,595	15,114,674	(9,496,405)
(Gain) loss on debt extinguishment (Note 8)	(451,450)	—	(451,450)	(314,305)
Changes in operating assets and liabilities
Change in accounts receivable	292,914	53,154	420,393	22,030
Change in inventories	985,289	(481,957)	(576,969)	(903,148)
Change in prepaid expenses and deposits	1,859,474	424,042	3,111,550	(2,970,633)
Change in research and development tax credits receivable, value added tax, income taxes and other receivables	18,272	617,551	(1,228,144)	529,475
Change in accounts payable to ARD	(1,779,822)	162,657	826,640	43,786
Change in accounts payable and accrued liabilities	4,092,090	(631,267)	9,138,372	564,407
Net cash used in operating activities	(2,252,618)	(5,341,916)	(10,203,487)	(22,710,649)

Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(26,745,899)	(2,494,138)	(59,474,178)	(4,606,597)
Change in restricted cash	—	—	(678,450)	—
Capital distribution from equity method investments (Note 3)	—	—	675,000	—
Net cash used in investing activities	(26,745,899)	(2,494,138)	(59,477,628)	(4,606,597)

Cash flows from financing activities
Deferred financing costs	69,638	49,190	(491,462)	(722,469)
Issuance of long-term debt (Note 8)	3,041,481	—	5,232,699	25,589,855
Repayment of long-term debt (Note 8)	(2,846,411)	—	(2,846,411)	—
Government grants (Note 9)	3,307,554	—	4,099,665	485,462
Net proceeds from issuance of common shares	36,078,080	19,178	36,222,070	19,178
Proceeds from issuance of shares by a subsidiary (Note 12)	16,488,000	—	24,608,700	—
Net proceeds on issuance of units (Note 13)	—	—	—	72,863,709
Cancellation of shares (Note 2)	—	—	—	(140,000)
Net cash provided by financing activities	56,138,342	68,368	66,825,261	98,095,735

Foreign exchange impact on cash	(2,811,777)	394,457	(2,240,681)	(242,846)
Increase (decrease) in cash	24,328,048	(7,373,229)	(5,096,535)	70,535,643
Cash, beginning of period	54,303,616	102,981,209	83,728,199	25,072,337
Cash, end of period	78,631,664	95,607,980	78,631,664	95,607,980

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Supplemental cash flow information:

Non-cash transactions:
Deferred financing costs related to the second public offering not yet paid	48,150	—	48,150	—
Construction in-progress (“CIP”) costs not yet paid	12,984,161	1,049,084	12,984,161	1,049,084
Amortization of debt discounts capitalized to CIP	179,901	—	483,536	—

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Notes to Consolidated Financial Statements

for the three and nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ended December 31, 2014 or any other future period.

Risk and uncertainties

         BioAmber is an industrial biotechnology company producing sustainable chemicals and the Company has not commenced planned, principal operations. The Company’s principal operations will start once commercial production begins at the Sarnia, Ontario facility, currently under construction. The Company’s activities since inception have consisted principally of raising capital for performing research and development activities, developing market related to its bio-succinic acid product and derived products, acquiring technology patents, producing and selling bio-succinic acid from a large-scale demonstration facility in Pomacle, France, building its Sarnia facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of the construction and future operation of the commercial-scale manufacturing facility in Sarnia, Ontario, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel.

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

Restricted Cash

Cash amounts that are restricted to withdrawal or usage are presented as restricted cash. As of September 30, 2014 and December 31, 2013, the Company had $669,675 and nil, respectively, of restricted cash held in an escrow account as a guarantee to a long-term supply agreement. See also Note 17.

Revenue

The Company’s revenues represent sales of bio-succinic acid and derivative products to a limited number of customers. Revenues from two customers represented 43% and 62% of the consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. Revenues from three customers represented 54% of the consolidated revenue for the three months ended September 30, 2014 and revenues from two customers represented 53% of the consolidated revenue for the three months ended September 30, 2013.

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

Recently adopted and recently issued accounting guidance

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

In June 2014, the FASB issued ASU No. 2014-10,"Development  Stage Entities," - Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more DSEs being considered variable interest entities (VIEs). The new guidance  is  effective  for  fiscal  years and  interim  periods beginning  after 15 December 2014,  with early adoption  permitted. The Company has elected to early adopt ASU No. 2014-10 for the interim period ended September 30, 2014. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

3. Investment in AmberWorks LLC

AmberWorks had a net loss of $216 and $30,884 for the nine months ended September 30, 2014 and 2013, respectively. Sinoven’s share of the net loss amounted to $108 and $15,442 for those periods, respectively.

AmberWorks had a net loss of $432 and $104, for the three months ended September 30, 2014 and 2013, respectively. Sinoven’s share of the net loss amounted to $216 and $52 for those periods, respectively.

AmberWorks had total assets of $56,156 and $1,420,066 and total liabilities of nil as of September 30, 2014 and December 31, 2013, respectively. Sinoven’s share of net assets amounted to $34,925 and $710,033 as of those periods, respectively.

          On May 6, 2014, AmberWorks made a capital distribution totaling $1,350,000, to Sinoven and NatureWorks LLC, both 50% holders of the joint venture, in proportion of their respective investments in the joint venture. This distribution was in the form of cash and was recorded as a reduction of investment.

4. Inventories and Prepaid expenses and deposits

The Company had approximately $3.0 million and $2.4 million of finished goods inventory as of September 30, 2014 and December 31, 2013, respectively, net of an inventory reserve of $1.8 million and nil, as of September 30, 2014 and December 31, 2013, respectively.

The Company had approximately $1.5 million and $5.1 million of prepaid expenses and deposits as of September 30, 2014 and December 31, 2013, respectively, which was comprised primarily of deposits made to secure the purchase of equipment and advances for the construction of the manufacturing facility in Sarnia, Ontario.

5. Property and equipment

	Estimated
	Useful	September 30,	December 31,
	Life	2014	2013
	(years)
		$	$
Land		300,757	316,689
Furniture and fixtures	5 - 8	98,312	80,081
Machinery and equipment	5 - 15	858,295	747,549
Computers, office equipment and peripherals	3 - 7	195,705	238,143
Leasehold improvement	10	12,342	—
Construction in-progress		76,112,150	16,784,763
Grants applied to construction in-progress		(8,112,675)	(4,338,168)
		69,464,886	13,829,057
Less: accumulated depreciation		(371,286)	(274,778)
Property and equipment, net		69,093,600	13,554,279

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $165,424 and $110,519 for the nine months ended September 30, 2014 and 2013, respectively and to $45,841 and $40,321 for the three months ended September 30, 2014 and 2013, respectively.

6. Intangible assets

	September 30,	December 31,
	2014	2013
	$	$
Intellectual property, patents and licenses:
Beginning balance	4,878,813	12,644,197
Write-off of patents and completed IPR&D	—	(7,785,384)
	4,878,813	4,878,813
Foreign currency translation adjustment	(350,074)	(350,074)
	4,528,739	4,528,739
Less: accumulated amortization	(4,528,739)	(4,528,739)
Intellectual property, patents and licenses, net	—	—
Acquired in-process research and development	4,158,550	4,158,550
Computer software and license	231,507	—
Less: accumulated depreciation	(85,370)	—
Intangible assets, net	4,304,687	4,158,550

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to 22,804 and $1,001,967 for the nine months ended September 30, 2014 and 2013, respectively and to $22,804 and nil for the three months ended September 30, 2014 and 2013, respectively.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2014	2013
	$	$
Trade accounts payable	13,784,050	4,020,205
Accrued payroll and bonus	2,011,509	2,291,369
Consulting and legal fees	428,944	203,958
Other	768,937	565,939
Total	16,993,440	7,081,471

8. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of the manufacturing facility in Sarnia, Ontario:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

          On September 30, 2011, BioAmber Sarnia Inc. (“BioAmber Sarnia”) and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $13,393,500 when converted into U.S. dollars as of September 30, 2014, was granted to BioAmber Sarnia, according to the following principal terms:

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

During March 2013, BioAmber Sarnia received the first disbursement of CAD$929,000, or $829,956 when converted into U.S. dollars as of September 30, 2014. The loan was originally recorded at $444,780 when converted into U.S. dollars as of September 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $385,176 when converted into U.S. dollars as of September 30, 2014 was recorded as a short-term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

During July 2014, BioAmber Sarnia received the second disbursement of CAD$4,976,000, or $4,442,823 when converted into U.S. dollars as of September 30, 2014. The loan was originally recorded at $2,309,761 when converted into U.S. dollars as of September 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $2,133,062 when converted into U.S. dollars as of September 30, 2014 was recorded as a grant classified in reduction of the cost of construction in-progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

ii)	Sustainable Chemistry Alliance (“SCA”)

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000, or $446,450 when converted into U.S. dollars as of September 30, 2014. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed $45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender.

In July 2014, the loan agreement was amended to increase the third party credit facilities from $45 million in the aggregate as described above, to $60 million in the aggregate.

The loan was originally recorded at $231,598 when converted into U.S. dollars as of September 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $214,852 was recorded as a deferred grant (see Note 9).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (“FEDDEV”)

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD$12,000,000 or $10,714,800 when converted into U.S. dollars as of September 30, 2014, was granted to BioAmber Sarnia. The loan is non-interest bearing with original repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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

These covenants were met as of September 30, 2014.

During October 2012, BioAmber Sarnia received the first disbursement for CAD$3,645,000 or $3,254,621 when converted into U.S. dollars as of September 30, 2014. The loan was originally recorded at $1,988,904 when converted into U.S. dollars as of September 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,265,717 when converted into U.S. dollars as of September 30, 2014 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During January 2013, BioAmber Sarnia received a second disbursement for CAD$221,000, or $197,331 when converted into U.S. dollars as of September 30, 2014. The loan was originally recorded at $126,607 when converted into U.S. dollars as of September 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $70,724 when converted into U.S. dollars as of September 30, 2014 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

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

During December 2013, BioAmber Sarnia received a third disbursement for CAD$1,882,700, or $1,681,063 when converted into U.S. dollars as of September 30, 2014. The loan was originally recorded at $1,053,135 when converted into U.S. dollars as of September 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $627,928 when converted into U.S. dollars as of September 30, 2014 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During May 2014, the Company agreed with FEDDEV to amend the repayment of principal from the period October 2014 to October 2019, to the period from October 2015 to October 2020. The Company recorded the impact of the amendment in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the amendment was recorded as a debt extinguishment and the issuance of new debt, with new terms. As a result, the Company recognized a gain on debt extinguishment of $451,450.

During June 2014, BioAmber Sarnia received a fourth disbursement for CAD$3,183,200, or $2,842,279 when converted into U.S. dollars as of September 30, 2014. The loan was originally recorded at $1,852,644 when converted into U.S. dollars as of September 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $989,635 when converted into U.S. dollars as of September 30, 2014 was recorded as a grant classified in reduction of the cost of construction in progress.

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

As of September 30, 2014, the balance of deferred financing cost associated with this transaction was $469,668 and is being amortized over the estimated term of the loan using the effective interest method.

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

The Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the Loan Agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness, and certain events of insolvency. The Company must maintain at least $10 million in unrestricted cash as long as the loan remains outstanding. If the Company makes investments into BioAmber Sarnia in an amount exceeding $15 million per quarter, or an aggregate amount exceeding $50 million during the term of the loan, the Company is required to maintain an amount not less than the lesser of (a) $20 million and (b) the then outstanding principal balance of the term loan, in unrestricted cash through the period ending December 31, 2014 at which time, under the terms of the Loan Agreement, the planned Sarnia facility must be mechanically complete. If any event of default occurs, the principal, premium, if any (including the end of term fee referenced above), interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. These covenants were met as of September 30, 2014.

v)	Minister of Agriculture and Agri-Food of Canada (AAFC)

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

During September 2014, BioAmber Sarnia received a first disbursement for CAD$2 million or, $1,785,800 when converted in U.S. dollars as of September 30, 2014. The loan was originally recorded at $915,743 when converted into U.S. dollars as of September 30, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $870,057 when converted into U.S. dollars as of September 30, 2014 was recorded as a grant classified in reduction of the cost of construction in-progress.

vi)	Comerica Bank, Export Development Canada and Farm Credit Canada

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million. The loan will bear interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning three months after the completion of the commissioning and start-up phase of the Sarnia plant, but at the latest on June 30, 2015. The disbursement of the loan, net of a 2.5% upfront loan fee, is subject to customary conditions, including continued progress on the construction of the Sarnia plant, which are expected to be met in or around December 2014. The 2.5% upfront fee of CAD$500,000, or $446,450 when converted into U.S. dollars as of September 30, 2014, was recorded as deferred financing costs and will be amortized over the estimated term of the loan using the effective interest method. Until drawdown of the CAD$20.0 million term loan, BioAmber Sarnia will pay a 1.0% per annum commitment fee on the undrawn amount. BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty.

BioAmber Sarnia’s obligations under the loan are secured by (i) a security interest on all of BioAmber Sarnia’s assets and (ii) a pledge of all the shares of BioAmber Sarnia. In addition, the Company will provide the lenders with a guarantee representing 70% of the secured obligations under the loan, and Mitsui & Co., Ltd. will provide a guarantee representing 30% of the secured obligations under the loan that is capped at CAD$6.0 million plus all accrued interest on the secured obligations and fees and expenses. The proceeds of the loan will be used by BioAmber Sarnia to complete the ongoing construction of the Sarnia Plant and fund its startup and commissioning.

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at the end of any and each quarter during the term of the loan. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. There is no outstanding balance as of September 30, 2014.

The balance of the outstanding long-term debt is as follows:

	September 30,	December 31,
	2014	2013
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $500,000)	446,450	470,100
Less: debt discount	(214,852)	(226,234)
Amortization of debt discount	96,813	83,344
	328,411	327,210

Sustainable Jobs and Investment Fund:
Face value (CAD $5,905,000)	5,272,779	873,922
Less: debt discount	(2,518,238)	(405,580)
Amortization of debt discount	134,781	55,401
	2,889,322	523,743

Federal Economic Development Agency:
Face value (CAD $8,931,900)	7,975,640	5,405,259
Less: debt discount	(2,954,004)	(2,068,429)
Less: short-term portion of debt	—	(270,263)
Gain on debt extinguishment	(721,827)	(299,852)
Amortization of debt discount	731,115	349,254
	5,030,924	3,115,969

Hercules Technology Growth Capital, Inc:
Face value	22,153,589	25,000,000
Less: short-term portion of debt	(12,153,558)	(6,250,000)
Less: End of term charge	1,208,181	492,707
	11,208,212	19,242,707

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $2,000,000)	1,785,800	—
Less: debt discount	(870,057)	—
	915,743	—
Long-term debt, net	20,372,612	23,209,629

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	HTGC	AAFC	Total
	$	$	$	$	$	$
October 2014 - September 2015	—	—	—	12,153,558	—	12,153,558
October 2015 - September 2016	66,968	—	1,595,128	10,000,031	114,684	11,776,811
October 2016 - September 2017	89,290	—	1,595,128	—	196,602	1,881,020
October 2017 - September 2018	89,290	—	1,595,128	—	196,602	1,881,020
October 2018 and thereafter	200,902	5,272,779	3,190,256	—	1,277,912	9,941,849
Total	446,450	5,272,779	7,975,640	22,153,589	1,785,800	37,634,258

9. Deferred Grants

As of September 30, 2014, the Company has the following deferred grants:

a) Sustainable Development Technology Canada (“SDTC”)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia in the amount of CAD$7,500,000, or $6,696,750 when converted into U.S. dollars as of September 30, 2014, with progressive disbursements according to the terms of the agreement and milestones, as follows:

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

An advance on Milestone I of CAD$1,982,726, or $1,770,376 when converted into U.S. dollars as of September 30, 2014, was received in December 2011 (net of 10% holdback) and was originally recorded as deferred grant. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia received an additional amount of CAD$3,015,000, or $2,692,286 when converted into U.S. dollars as of September 30, 2014, as advance on Milestone II. Accordingly, the advance on Milestone I was reclassified from deferred grants reducing the cost of construction in-progress, whereas the advance in Milestone II has been recorded as a deferred grant and will be reclassified as a reduction of such expenses as they are incurred in the future.

During July 2014, BioAmber Sarnia secured an additional CAD$7.0 million grant to the initial grant of CAD$7.5 million from SDTC pursuant to a contribution agreement dated November 29, 2011, to support the ongoing construction of the Sarnia plant. There were no disbursements received from this additional grant as of September 30, 2014.

b) Sustainable Chemistry Alliance (“SCA”)

The loan received from SCA is to be used primarily for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenses for which the loan was received have not yet been incurred as of September 30, 2014, but are expected to be incurred during the next year. Accordingly, the grant portion of the loan in the amount of $214,852 when converted into U.S. dollars as of September 30, 2014, has been deferred and will be reclassified as a reduction of such expenses as they are incurred in the future.

The balance of the outstanding current liability deferred grant is as follows:

	September 30,	December 31,
	2014	2013
	$	$
SDTC	2,692,286	2,834,906
SCA	214,852	226,234
Total	2,907,138	3,061,140

10. Financial charges (income)

	Three Months		Nine Months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
End of term charge on long-term debt (Note 8)	241,112	251,595	715,474	251,595
Interest on long-term debt	590,847	666,665	1,847,791	666,665
Revaluation of the warrants financial liability (Note 13)	(240,800)	2,000,000	14,399,200	(9,748,000)
Issuance of the warrants financial liability	—	—	—	1,131,200
Other Interest charge (income), net	(52,021)	(12,538)	(199,807)	(12,538)
Total financial charges (income), net	539,138	2,905,722	16,762,658	(7,711,078)

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

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $461,339 and $ 1,041,539 for the nine months ended September 30, 2014 and

2013, respectively, and to a total of $144,032 and $ 350,097 for the three months ended September 30, 2014 and 2013, respectively, and are included in research and development expenses in the consolidated statements of operations.

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

No payments were made during the nine and three months ended September 30, 2014 under those agreements.

Litigation

As of September 30, 2014 there were no outstanding claims or litigations.

12. Redeemable non-controlling interest

On January 24, 2014, the Company signed an amended and restated joint venture agreement (the “Amended JV Agreement”) with Mitsui & Co. Ltd. related to the Sarnia joint venture. Under the Amended JV Agreement, Mitsui invested an additional $8.1 million (CAD$9 million) on January 29, 2014 in BioAmber Sarnia to maintain its 30% ownership. The Amended JV Agreement also revised each party’s rights and obligations under the buy/sell provisions of the Agreement, including a put option exercisable at Mitsui’s sole discretion that requires the Company to purchase Mitsui’s equity for a purchase price of 50% of Mitsui’s equity in the joint venture. This option remains in effect until December 31, 2018. As a result of the Amended JV Agreement, the Company’s previously recorded non-controlling interest in BioAmber Sarnia joint venture of $2.1 million as at December 31, 2013 in shareholders’ equity on the consolidated balance sheet, was re-classified to redeemable non-controlling interest in temporary equity on the Company’s consolidated balance sheets, at the greater of the carrying value or the redemption value, in accordance with FASB ASC 480-10-S99.

On August 15, 2014, Mitsui invested an additional $16.5 million (CAD$18 million) of equity in BioAmber Sarnia maintaining its 30% ownership. As of September 30, 2014, the estimated redemption value of the redeemable non-controlling interest was $13.8 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, January 1, 2014	$-
Reclassification of non-controlling interest to redeemable non-controlling interest	2,125,925
Mitsui’s additional capital contribution	24,608,700
Net loss attributable to non-controlling interest (NCI)	(498,464)
Accumulated other comprehensive income attributable to NCI	(795,755)
Balance, September 30, 2014	25,440,406

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

Secondary Public Offering

On July 21, 2014, the Company completed the initial closing of a secondary public offering (the “Offering”) and issued 2,800,000 shares of common stock, at a public offering price of $12.00 per share, with an option to the underwriters to purchase an additional 420,000 shares of common stock at the public offering price, which was fully exercised on July 24, 2014, for total aggregate offering proceeds of $38.6 million. The Company received approximately 36.0 million in net proceeds from the Offering, net of fees, expenses and after underwriting discounts.

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

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On September 30, 2014, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $2.53 per warrant, as compared to $0.73 per warrant on December 31, 2013. As a result, the liability was revalued at the balance sheet date resulting in a financial charge (income) of $14.4 million and $(0.2) million for the nine and three months ended September 30, 2014, respectively.

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

No other awards may be granted under the 2013 Plan after the date that is ten years from the date of stockholder approval.

Stock-based compensation expense was allocated as follows:

	Three Months		Nine Months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
General and administrative	572,110	406,678	2,032,347	1,694,522
Research and development	371,566	447,824	2,602,352	2,857,904
Sales and marketing	99,755	131,651	930,373	910,318
Total compensation expense	1,043,431	986,153	5,565,072	5,462,744

The following table summarizes activity under the Plan:

	Three Months ended				Nine Months ended
	September 30,		September 30,		September 30,		September 30,
	2014		2013		2014		2013
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise	of	Exercise
	options	price	options	price	options	price	options	price
		$		$		$		$
Options outstanding, beginning of period	4,133,200	7.15	2,232,851	10.31	4,329,560	8.46	2,072,000	10.89
Granted	20,000	11.17	52,500	8.26	205,901	10.87	304,716	10.36
Exercised	(2,800)	6.49	—	—	(23,800)	5.83	—	—
Forfeited	(32,166)	11.31	(79,843)	18.38	(393,427)	23.75	(171,208)	22.41
Options outstanding, end of period	4,118,234	7.14	2,205,508	9.97	4,118,234	7.14	2,205,508	9.97
Options exercisable, end of period	1,663,826	6.54	1,526,610	7.73	1,663,826	6.54	1,526,610	7.73
Per share weighted average grant-date fair value of options granted		6.17		4.40		6.07		5.02

On May 31, 2014, all holders of options outstanding at an exercise price of $28.49 per share agreed to cancel these options for no consideration, whereby the remaining expense associated with the unvested options of $1,852,787 was recorded as stock-based compensation expense during the three months ended September 30, 2014.

          As of September 30, 2014, the weighted-average remaining contractual life of options outstanding and options exercisable were 7.85 years and 6.12 years, respectively.

The fair value of options granted during the three months ended September 30, 2014 and 2013, respectively, was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months ended		Nine Months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.97%	2.62%	1.93%	2.53%
Expected life	6.25 years	10 years	6.25 years	10 years
Volatility	57.01%	72.37%	57.85%	72.31%
Expected dividend yield	0%	0%	0%	0%

Warrants

During the nine months ended September 30, 2014, 3,500 warrants were exercised at an exercise price of $1.07 per share and an additional 3,430 warrants were exercised at an exercise price of $1.43 per share. During the three months ended September 30, 2014, no warrants were exercised.

As at September 30, 2014, the Company had the following warrants outstanding to acquire common shares:

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

Based on the Company’s evaluation at September 30, 2014, management has concluded that there has been no change to the recorded uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2010 through December 31, 2013.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions; however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as an income tax expense.

For the three month periods ended September 30, 2014 and September 30, 2013, the Company’s effective income tax rates was (0.21)% and (0.28)% respectively, compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of September 30, 2014 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended September 30, 2014, the Company recorded valuation allowances on deferred tax assets relating to current year losses. As of September 30, 2014, no changes have been made to the unrecognized tax benefits that were previously recorded.

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

Credit risk

The Company’s exposure to credit risk as of September 30, 2014, is equal to the carrying amount of its financial assets.

16. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at September 30, 2014 and December 31, 2013. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

17. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months		Nine Months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
Product sales to a shareholder	26,825	127,674	90,511	424,796
Toll manufacturing services provided by ARD recorded as research and development expenses	—	136,329	376,005	532,529
Toll manufacturing services provided by ARD initially recorded as cost of goods sold	425,569	—	425,569	—
Toll manufacturing services provided by ARD initially recorded as inventory	120,235	914,608	4,018,901	3,030,060

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

BioAmber Sarnia has entered into a steam supply agreement and a service agreement with LANXESS Inc. under which, an amount of CAD$750,000 or $669,675 when converted into U.S. dollars as of September 30, 2014 is held in an escrow account as a guarantee for the supply agreement. Refer to Note 11.

The related party transactions noted above were undertaken in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

18. Business segments

For the purpose of geographic segment reporting, the Company allocates its revenue based on the location of the seller. The Company’s licensing revenues have been generated in the United States while the product sales have been generated in France.

For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
	$	$	$	$	$	$
Property and equipment, net	1,982	3,333	69,091,618	13,550,946	69,093,600	13,554,279
Investment in equity method investments	—	—	34,925	710,033	34,925	710,033
Intangible assets, net (Note 6)	4,158,550	4,158,550	146,137	—	4,304,687	4,158,550
Goodwill	634,917	692,788	—	—	634,917	692,788

19. Subsequent events

      No subsequent event were identified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Additional Information

Our investors and others should note that we announce material financial information using our company website (www.bio-amber.com), our investor relations website (investor.bio-amber.com), SEC filings, press releases, public conference calls and webcasts. Information about BioAmber, its business, and its results of operations may also be announced by posts on the following social media channels:

—	BioAmber’s Twitter feed (www.twitter.com/BioAmber)
—	BioAmber’s Facebook feed (www.facebook.com/bioamber)
—	BioAmber’s LinkedIn feed (www.linkedin.com/company/bioamber-inc)

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

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimates of production costs at our planned facility in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. While we can provide no assurance that we will be able to secure corn at $6.50 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our planned facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.82 per bushel to a high of $8.44 per bushel. As of September 30, 2014, the spot price was $2.82 per bushel and the six-month forward price was $3.34 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.025 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We are currently building our first facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be mechanically complete by early 2015, at which time we plan to begin commissioning and start-up. We also intend to build and operate additional facilities over the next three to four years.

We have been manufacturing our bio-succinic acid at a large-scale demonstration facility in Pomacle, France for over four years. We shipped commercial quantities to customers, such as shipments of one ton super sacks and container loads. We and our customers used the products produced at the facility as part of our efforts to validate and optimize our process and to continue to refine and improve our bio-succinic acid to meet our customers’ specifications. As we scale-up our manufacturing capacity and prepare to manufacture and commercialize, we expect the majority of our revenue will initially come from sales of bio-succinic acid. We also intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target additional high value-added products, such as bio-based 1,4-butanediol, or BDO, bioplastics, de-icing solutions and plasticizers. In addition, we are also working to expand our product portfolio to additional building block chemicals, including adipic acid and caprolactam.

On May 9, 2013, we raised net proceeds of $71.7 million from the initial public offering of our equity securities.  In addition, on June 27, 2013, we received net proceeds of $24.2 million from a three-year term loan with Hercules Technology Growth Capital, or HTGC.  On July 21, 2014, we completed the initial closing of a secondary public offering and issued 2,800,000 shares of common stock, at a public offering price of $12.00 per share, with an option to the underwriters to purchase an additional 420,000 shares of common stock at the public offering price, less underwriting discounts and commissions.  This option to purchase additional shares was subsequently fully exercised, and on July 24, 2014, we completed the sale of the additional shares, bringing the gross aggregate proceeds from the public offering to approximately $38.6 million. We received approximately $36.0 million in net proceeds from the public offering, after deducting underwriting discounts and commissions and expenses payable by us.

As of September 30, 2014, we had raised an aggregate of $221.6 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes.

Manufacturing Expansion Plan

In order to support our growth, we plan to rapidly expand our manufacturing capacity beyond the current production at the large-scale demonstration facility in Pomacle, France. We have entered into a joint venture with Mitsui to finance, build and operate a manufacturing facility in Sarnia, Ontario through our BioAmber Sarnia subsidiary in which we own a 70% equity interest and Mitsui owns the remaining 30%. The joint venture agreement, which was entered into on November 2, 2011 and amended on January 24, 2014, also establishes our non-binding intent to build and operate a BDO and/or an additional succinic acid production facility with Mitsui, which we expect to occur by the end of 2017. As part of the amendment, Mitsui increased its maximum capital commitment to the project from $23.7 million to $45.6 million in order to maintain a 30% equity stake in the joint venture. In exchange, Mitsui obtained the right to sell us back its shares in the Sarnia joint venture under certain specific circumstances: (i) Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value if the cost of the Sarnia facility is greater than $140 million and we do not provide the additional funds to complete the facility, with a corresponding increase in our pro rata share of the joint venture; (ii) in the event of an occurrence of a dissolution event of the joint venture until December 31, 2020, Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value, with the dissolution event consisting of the Sarnia plant not being operational by January 31, 2016, cumulative losses accrued from 2016 through 2020 exceeding 75% of paid-in capital, no after-tax profit earned in any three consecutive years from 2016 onwards, and any act of insolvency, bankruptcy, or similar event, and (iii) until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a 50% discount to their investment value.

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

We also expect to grow our revenue base by developing new value-added applications and derivative products. On January 22, 2014, we entered into a take-or-pay supply contract with Vinmar International Ltd., or Vinmar, to supply BDO from a planned 100,000 metric ton, or MT, facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2017. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. BDO is a building block chemical that is used in a wide range of products, including engineering plastics for the automotive industry, polyurethanes, biodegradable plastics, and spandex. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement. We believe the current size of the global BDO market is approximately $4 billion. We produce BDO by combining our succinic acid technology with a catalyst technology licensed from DuPont. We believe our bio-based BDO is cost competitive with petroleum-derived BDO. To date, we have validated the high quality of our BDO with over 20 purchasers of petroleum-derived BDO.

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

Sarnia Facility

The first facility we are currently building in partnership with Mitsui is located in a bio-industrial park in Sarnia, Ontario. We have commenced construction and the initial phase is expected to be mechanically complete by early 2015, at which time we plan to begin commissioning and start-up. The facility will be constructed to have an initial projected capacity of 30,000 MT of bio-succinic acid and could subsequently be expanded to produce another 20,000 MT of bio-succinic acid. Completion of this initial phase of our planned facility in Sarnia is expected to cost approximately $125.0 million, which we plan to fund through capital contributions of $40.6 million and $17.4 million from us and from Mitsui, respectively, and an additional CAD$72.0 million ($64.2 million) in low-interest loans and governmental grants that have been committed, subject to our meeting certain milestones, by various governmental authorities in Canada. The milestones vary depending on the government grant or loan. We have received loans and grants proceeds from Canadian government agencies of CAD$22.3 million as of September 30, 2014.

We had originally planned to complete the expansion of our facility in Sarnia in 2016, which would entail increasing the capacity of the plant by an additional 20,000 metric tons of bio-succinic acid. This expansion was estimated to cost approximately $31.0 million, of which, we expected to contribute a maximum amount of approximately $21.7 million (corresponding to our 70% equity stake). In light of the July 3, 2014 take-or-pay agreement with Vinmar, which expands the scope of our next plant to include 70,000 tons per year of succinic acid capacity in addition to the 100,000 tons per year of BDO capacity, we are re-evaluating the timing and eventual size of the Sarnia expansion.  Since we expect our next plant to be in construction in 2016 and completed in late 2017, we may decide to focus our human and financial resources on the second plant and not simultaneously expand the Sarnia plant. We anticipate making a final decision in the second half of 2015.

Additional Facilities

Our agreement with Mitsui contemplates the potential construction and operation of an additional manufacturing facility. We have entered into a take-or-pay contract with Vinmar to purchase 100% of a planned 100,000 MT per year BDO facility in North America, to be expanded by an additional 70,000 MT per year of succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years. In addition, Vinmar plans to invest at least 10% in the equity of the facility and will help us to secure other funding to construct the planned facility. We anticipate that Vinmar and other potential parties will be equity partners in this facility, but we may also seek low interest loans and government grants to fund the facility, which would substantially reduce our equity funding requirement. Based on current estimates and assumptions, we expect our second manufacturing facility to have a projected initial BDO capacity of 100,000 MT and bio-succinic acid capacity of 70,000 MT with construction costs of approximately $400.0 million. This facility is expected to be mechanically complete in the second half of 2017.

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

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new value-added applications and derivative products. The supply agreement we signed with PTTMCC Biochem Company Limited, or PTTMCC Biochem, on April 18, 2014 is an example of market development in new applications, and we expect to sign additional supply agreements in other new applications such as artificial leather, plasticizers, polyurethanes, personal care products and foams and heat transfer fluids, prior to Sarnia starting production. We also plan to develop and commercialize derivatives of succinic acid, such as BDO, and to target large and established chemical markets such as adipic acid, where succinic acid can partially substitute the incumbent chemical. Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we are developing our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. On January 22, 2014, we entered a take-or-pay supply contract with Vinmar to supply BDO from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2017. We entered into a second take-or-pay agreement with Vinmar on July 3, 2014 for an additional 70,000 MT per year of bio-succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years. Our second take-or-pay contract withVinmar also commits them to off-take 75% of the production from a new, third bio-succinic acid plant with 200,000 MT per year capacity that we plan to commission in 2020.

We are also engaging in a collaborative process with our customers to test and optimize new applications and derivative products such as BDO in order to ensure that they meet specifications in each of their potential applications. We will continue to seek to establish supply agreements and distribution agreements with strategic customers as we expand our markets and product offerings after Sarnia has been commissioned. For example, we recently entered into a five year exclusive supply agreement with Xuchuan Chemicals, a global leader in polyester polyols, to supply bio-based succinic acid from our Sarnia facility to be used in manufacturing cast polyurethane elastomers. Xuchuan is initially launching PU systems for cast polyurethane elastomers (CPU) made with bio-succinic acid. CPU is used in applications including automotive instruments, caster wheels, industrial and mining equipment, power tools, industrial tires, coating rolls, drive belts, mold makers and hoses. By replacing adipic acid with succinic acid, Xuchuan has produced CPUs that offer better properties: they are more abrasion/scratch resistant and more resistant to solvents. Other applications for our bio-based succinic acid include resins for shoe soles and synthetic leather.

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

Recent Developments

Vinmar Take-or-Pay Agreements

On January 22, 2014, we entered into a take-or-pay supply contract with Vinmar, to supply BDO from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2017. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement.

On July 3, 2014, we entered into a second take-or-pay agreement with Vinmar to supply 10,000 MT per year of bio-succinic acid for 15 years from the Sarnia plant. The agreement also includes an expansion of the BDO facility previously announced that will supply 70,000 MT per year of bio-succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years.

Additionally, Vinmar also commits to off-take 75% of the production from a new, third bio-succinic acid plant with 200,000 MT per year capacity that BioAmber plans to commission in 2020.

Joint Venture with Mitsui and Co. Ltd.

On January 24, 2014, we signed an amended and restated joint venture agreement with Mitsui. The amendment contained several provisions designating each party’s rights and obligations with respect to funding, construction and operation of a 30,000 MT bio succinic acid facility in Sarnia using the yeast technology and a potential future facility. Mitsui invested an additional CAD$9.0 million of equity on January 29, 2014 in BioAmber Sarnia maintaining its 30% ownership. This satisfied the equity investment required by HTGC per the terms of its loan agreement with BioAmber. Certain changes made by the amendment, among others included a removal of exclusivity restrictions for constructing future facilities for succinic acid and or BDO, an increase in total cash committed to the project by Mitsui under certain conditions, the possibility for additional strategic partners to participate in the Sarnia project or future projects with Mitsui and BioAmber, and made changes to both party’s rights and obligations under the buy/sell provisions of the Agreement.

On August 15, 2014, Mitsui invested an additional $16.5 million (CAD$18.0 million) of equity in BioAmber Sarnia and maintained their 30% ownership.

Loan from Agriculture Canada

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan, with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million for the AgriInnovation Program. This loan provides for progressive disbursements as eligible costs are incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025 and contains various legal and financial covenants ordinarily found in such government agency loan agreements. During September 2014, we received a first disbursement of CAD$2.0 million or $1,785,800 when converted in U.S. dollars as of September 30, 2014.

Supply Agreements for Bio-Succinic Acid Produced at Sarnia Facility

On April 18, 2014, we entered into a three year supply agreement with PTT MCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical Corporation that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and BDO. PTTMCC is constructing a PBS plant in Thailand that is expected to be operational in the first half of 2015 and consume approximately 14,000 tons of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTTMCC’s total bio-succinic needs until the end of 2017, with approximately 50% of the total purchases under take-or-pay terms. We also entered into a second take-or-pay agreement with Vinmar on July 3, 2014, for 10,000 tons per year for 15 years from the Sarnia plant. These are two of many potential customers and applications that we are targeting for the bio-succinic acid that we plan to produce at our Sarnia facility, and we expect to enter into additional definitive supply agreements in advance of mechanical completion by early 2015. These supply agreements reflect our ongoing efforts to expand the succinic acid addressable market into new applications such as PBS.

We have also entered into several agreements and MOUs that contemplate, but do not obligate, us to supply approximately 144,000 metric tons of bio-succinic acid, and, as we continue construction of our planned facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers.

On October 2, 2014, we entered into a five year, exclusive supply agreement with Xuchuan Chemicals, a global leader in polyester polyols, to supply bio-based succinic acid to be used in manufacturing cast polyurethane elastomers. The contract will run from 2015 through the end of 2019.

Comerica Bank, Export Development Canada and Farm Credit Canada Senior Secured Term Loan

On June 20, 2014, our BioAmber Sarnia joint venture signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada, for a senior secured loan in the principal amount of CAD$20.0 million. The loan will bear interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning three months after the completion of the commissioning and start-up phase of the Sarnia plant, but at the latest on June 30, 2015. The disbursement of the loan, net of a 2.5% upfront loan fee, is subject to customary conditions, including continued progress on the construction of the Sarnia plant, which are expected to be met in or around December 2014. Until drawdown of the CAD$20.0 million term loan, BioAmber Sarnia will pay a 1.0% per annum commitment fee on the undrawn amount.

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

Additional grant from Sustainable Development Technology Canada (SDTC)

On July 2, 2014, we announced that our BioAmber Sarnia subsidiary had secured a CAD$7.0 million increase in the initial grant of CAD$7.5 million from SDTC pursuant to a contribution agreement dated November 29, 2011. This grant, now totaling CAD$14.5 million, is and will be used to support the ongoing construction of the Sarnia Plant.

Second Public Offering

On July 21, 2014, we closed a public offering of shares of our common stock.  In the Offering, we issued 2,800,000 shares of common stock, at an offering price of $12.00 per share, with an option for the underwriters to purchase an additional 420,000 shares of common stock at the same price, less underwriting discounts and commissions. The underwriters subsequently exercised this option in full, which closed on July 24, 2014. We received $36.0 million in net proceeds from the Offering, net of fees, expenses and underwriting discounts.

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

Cost of Goods Sold

Cost of goods sold consists of the cost to produce finished goods at the large-scale demonstration facility in Pomacle, France under a tolling arrangement. The costs to produce product in this facility are currently higher than we expect to incur in the future at

Sarnia due to the higher raw material costs such as sugar and utilities, the amount of fixed costs relative to the total production capacity available to us, and the inefficiencies created by the need to stop production from time to time to allocate the capacity to other parties. Going forward, we expect our cost of goods sold as a percent of revenues to decrease as we increase volumes produced, transition from a demo plant production to a full scale commercial production and benefit from efficiencies in utilizing our yeast in our fermentation process at our planned Sarnia facility.

Operating Expenses

Operating expenses consist of general and administrative expenses, research and development expenses, net, sales and marketing expenses, depreciation of property and equipment, amortization of intangible assets, impairment losses, write-offs of property and equipment and intangible assets and foreign exchange gains and losses.

General and Administrative Expenses

General and administrative expenses consist of personnel costs (salaries, and other personnel-related expenses, including stock-based compensation), recruitment and relocation expenses, accounting and legal fees, business travel expenses, rent and utilities for the administrative offices, web site design, press releases, membership fees, office supplies, corporate insurance programs administration expenses related to our Sarnia facility, and other miscellaneous expenses.

We expect these expenses to increase in the future as we hire additional management and operational employees to respond to a growing revenue base and add infrastructure to support it, expand our finance and administration staff, and incur additional compliance and related costs associated with being a public company.

Research and Development Expenses, Net

Research and development expenses, net consist primarily of fees paid for contract research and internal research costs in connection with the development, expansion and enhancement of our proprietary technology platform. These costs also include personnel costs (salaries and other personnel-related expenses, including stock-based compensation), expenses incurred in our facility located in Plymouth, Minnesota, laboratory supplies, research consultant costs, patent and trademark maintenance costs, royalties, professional and consulting fees and business travel expenses. It also includes development costs for bringing our Sarnia facility in line for production in early 2015.

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

We expect to increase our sales and marketing efforts as we look to establish additional strategic alliances, grow our commercial customer base and expand our product offerings. As we transition to our commercial operations in our facility in Sarnia, Ontario, we expect to significantly increase our sales and marketing personnel and programs to support the expected expansion of our business. This may include increasing the use of distributors and other commercial partners where deemed appropriate.

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of the amortization of certain in-process research and development acquired technology, patents and technology licenses, which are amortized using the straight-line method over their estimated useful lives. We expect depreciation of property and equipment to increase significantly as our planned manufacturing facilities are put in to use. As of September 30, 2014, we received $19.9 million in government grants and loans in relation to our planned facility in Sarnia, Ontario, of which, $8.1 million was applied as a reduction of construction in-progress. This will result in reduced depreciation expense over the useful life of the asset.

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

Financial Charges (Income), Net

For the three and nine months ended September 30, 2014, financial charges (income), include interest on long-term debt, end of term accretion charge from the HTGC loan and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with our initial public offering, or IPO completed on May 9, 2013.

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

Comparison of Three Months Ended September 30, 2014 and Three Months Ended September 30, 2013

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three months	Three months	$
	ended	ended	Increase
	September 30, 2014	September 30, 2013	(decrease)
	(in thousands)
Revenues
Product sales	$469	$866	$(397)
Total revenues	469	866	(397)
Cost of goods sold	1,448	655	793
Gross (loss) profit	(979)	211	(1,190)
Operating expenses
General and administrative	2,420	2,296	124
Research and development, net	3,578	2,760	818
Sales and marketing	954	1,074	(120)
Depreciation of property and equipment and amortization of intangible assets	69	40	29
Foreign exchange (gain) loss	287	(111)	398
Operating expenses	7,308	6,059	1,249

Operating loss	8,287	5,848	2,439
Amortization of deferred financing costs and debt discounts	73	191	(118)
Financial charges (income), net	539	2,906	(2,367)
Gain on debt extinguishment	(451)	—	(451)
Loss before income taxes	8,448	8,945	(497)
Income taxes	18	22	(4)
Net loss	8,466	8,967	(501)
Net loss attributable to:
BioAmber Inc. shareholders	8,161	8,834	(673)
Non-controlling interest	305	133	172
	8,466	8,967	(501)

Product sales

Product sales decreased from $866,000 for the three months ended September 30, 2013 to $469,000 for the three months ended September 30, 2014 due to a decrease in the average selling price, partially offset by an increase in the volume sold.

Supply contracts generated $173,000 and $538,000 for the three months ended September 30, 2014 and 2013, respectively. Non-contracted sales generated $296,000 and $328,000 of our product sales for the three months ended September 30, 2014 and 2013, respectively.

Cost of goods sold

Cost of goods sold increased from $655,000 for the three months ended September 30, 2013 to $1.4 million for the three months ended September 30, 2014. This was driven by an increase in the volume sold and the under-absorption of fixed costs during the quarter due to limited production being carried out for the quarter, partially reduced by a decrease in the average cost per unit sold.

General and administrative expenses

General and administrative expenses increased by $124,000 to $2.4 million for the three months ended September 30, 2014, as compared to $2.3 million for the three months ended September 30, 2013. The increase is driven by an increase in Sarnia’s pre-operating expenses and an increase in payroll expenses and recruiting fees to support our growth, which is partially offset by a decrease in administrative costs due streamlining of our corporate operations.

Research and development expenses, net

Research and development expenses, net, increased by $0.8 million to $3.6 million for the three months ended September 30, 2014, as compared to $2.8 million for the three months ended September 30, 2013. This was driven primarily by an increase in additional consumption of laboratory supplies due to more in-house research activities, an increase in BDO development work, an increase in payroll expenses related to supporting the preliminary activities related to the commissioning and start-up of the Sarnia plant. These increases were partially offset by the streamlining of the patent portfolio which decreased the expenses for filing and maintaining patents.

Sales and marketing expenses

Sales and marketing expenses decreased by $120,000 to $1.0 million for the three months ended September 30, 2014, as compared to $1.1million for the three months ended September 30, 2013. The decrease is primarily due to a reduction of expenses incurred on outsourced market research activities.

Foreign exchange (gain) loss

The foreign exchange (gain) loss decreased by $398,000 from a gain of $111,000 for the three months ended September 30, 2013 compared to a loss of $287,000 for the three months ended September 30, 2014. The decrease was driven by a strengthening of the U.S. Dollar versus the Canadian Dollar during the 3 months ended September 30, 2014 compared to the three months ended September 30, 2013, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia Project.

Financial charges (income), net

Financial charges (income), net comprised of a charge of $539,000 for the three months ended September 30, 2014 as compared to $2.9 million for the three months ended September 30, 2013. The decrease is mainly due to the mark-to-market adjustment change of approximately $2.2 million for the warrants that were part of the units issued in our IPO.

Comparison of Nine Months Ended September 30, 2014 and Nine Months Ended September 30, 2013

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Nine months	Nine months	$
	ended	ended	Increase
	September 30, 2014	September 30, 2013	(decrease)
	(in thousands)
Revenues
Product sales	$1,235	$2,226	$(991)
Total revenues	1,235	2,226	(991)
Cost of goods sold	3,979	2,265	1,714
Gross loss	(2,744)	(39)	(2,705)
Operating expenses
General and administrative	8,205	6,927	1,278
Research and development, net	11,150	13,080	(1,930)
Sales and marketing	3,803	3,821	(18)
Depreciation of property and equipment and amortization of intangible assets	188	1,112	(924)
Impairment loss and write-off of property and equipment and intangible assets	—	8,619	(8,619)
Foreign exchange (gain) loss	76	(228)	304
Operating expenses	23,422	33,331	(9,909)

Operating loss	26,166	33,370	(7,204)
Amortization of deferred financing costs and debt discounts	218	378	(160)
Financial charges (income), net	16,763	(7,711)	24,474
Gain on debt extinguishment	(451)	(314)	(137)
Equity participation in losses of equity method investments	—	15	(15)
Other expense (income), net	(185)	—	(185)
Loss before income taxes	42,511	25,738	16,773
Income taxes	52	69	(17)
Net loss	42,563	25,807	16,756
Net loss attributable to:
BioAmber Inc. shareholders	42,065	25,390	16,675
Non-controlling interest	498	417	81
	42,563	25,807	16,756

Product sales

Product sales decreased from $2.2 million for the nine months ended September 30, 2013 to $1.2 million for the nine months ended September 30, 2014, due to a decrease in the volume sold, along with a decrease in the average selling price.

Supply contracts generated $640,000 and $1,633,000 for the nine months ended September 30, 2014 and 2013, respectively. Non-contracted sales generated $595,000 and $593,000 of our product sales for the nine months ended September 30, 2014 and 2013, respectively.

Cost of goods sold

Cost of goods sold increased from $2.3 million for the nine months ended September 30, 2013 to 4.0 million for the nine months ended September 30, 2014. The increase is primarily due to a non-cash charge from an inventory reserve of $1.8 million recorded mostly during the second quarter of 2014 and toll-manufacturing fixed cost charges of $408,000 recorded as cost of goods sold during the third quarter of 2014. These increases were partially offset by a decrease in the average cost per unit sold and a decrease in volume sold.

General and administrative expenses

General and administrative expenses increased by $1.3 million to $8.2 million for the nine months ended September 30, 2014, as compared to $6.9 million for the nine months ended September 30, 2013. The increase is primarily due to an increase in Sarnia’s pre-operating expenses and additional costs related to compliance and public company operations, including insurance, payroll expense, professional fees and filings fees.

Research and development expenses, net

Research and development expenses, net, decreased by $1.9 million to $11.2 million for the nine months ended September 30, 2014, as compared to $13.1 million for the nine months ended September 30, 2013. This was driven primarily by a decrease of $2.4 million in research expenses due to (i) the completion of the yeast development project with Cargill during the second half of 2013, (ii) the reduction of expenses related to the development of our adipic acid platform, and (iii) the reduction of expenses related to streamlining of the patent portfolio which decreased the expenses for filing and maintaining patents. In addition, stock-based compensation expense decreased due to the accelerated vesting of Sinoven’s stockholder shares of BioAmber during the first of quarter 2013, by stock options being granted during the second quarter of 2013, some of which vested immediately, by the vesting of certain stock options upon the completion of the IPO, which was partially offset the due to the stock option cancellations in the second quarter of 2014. These reductions were partially offset by an increase in BDO development work expense.

Sales and marketing expenses

Sales and marketing expenses remained stable for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Depreciation of property and equipment and amortization of intangible assets

Depreciation of property and equipment and amortization of intangible assets expense decreased by $924,000 to $188,000 for the nine months ended September 30, 2014, as compared to $1.1 million for the nine months ended September 30, 2013. This decrease is due to the write-off of intellectual property (patent rights and licenses, and in-process research and development) during the second quarter of 2013, related to the E. coli-based technology.

Foreign exchange (gain) loss

The foreign exchange (gain) decreased by $304,000 from a gain of $228,000 for the nine months ended September 30, 2013 as compared to a loss of $76,000 for the nine months ended September 30, 2014. The loss was driven by a continued weakening of the Canadian Dollar versus the US dollar during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia Project.

Financial charges (income), net

Financial charges (income), net comprised of a charge of $16.8 million for the nine months ended September 30, 2014 as compared to an income of $7.7 million for the nine months ended September 30, 2013. The decrease was due to the mark-to-market adjustment change of $24.1 million on the warrants that were part of the units issued in our IPO, offset by an increase of the interest expense and the end of term charge accretion on the HTGC loan for a total of $1.6 million, and by expenses of $1.1 million recorded in the second quarter of 2013 related to the issuance of the warrants.

Equity participation in losses of equity method investments

Equity participation in losses of equity method investments decreased by $15,000 to nil for the nine months ended September 30, 2014, due to lower losses incurred by AmberWorks LLC, a joint venture that was formed on February 15, 2012.

 Other expense (income), net

Other expense (income), net comprised of a gain of $185,000 on sales of fixed assets for the nine months ended September 30, 2014 as compared to nil for the nine months ended September 30, 2013.

Liquidity and Capital Resources

From inception through September 30, 2014, we have funded our operations primarily through an aggregate of $221.6 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, CAD$22.3 million from loan and grants proceeds from various Canadian government agencies and $24.2 million from a loan with HTGC. In July 2014, we completed a public offering of our common stock for aggregate net proceeds of $36.0 million, after underwriting discounts and commissions and expenses payable by us, and we received additional proceeds of CAD$5.0 million from SJIF and CAD$2.0 million from AAFC.

The expected cash needs for the construction of our manufacturing facility in Sarnia, Ontario are $125.0 million, of which $40.6 million is expected to be funded by us through a portion of the net proceeds of the IPO, available cash, low-interest loans, governmental grants, the term loan with HTGC, and Mitsui’s capital contribution. We plan to begin commissioning and start-up of this facility by early 2015. In addition, we will require funds for our research and development programs and for general corporate purposes. Based on these funding activities, the additional equity expected from our partner Mitsui, the cash on hand at September 30, 2014, combined with the previously committed funding from grants and loans not yet drawn as of September 30, 2014, we believe that we have sufficient cash to fund its operations for at least the next twelve months.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)

Net cash used in operating activities	(2,253)	(5,342)	(10,203)	(22,711)

Net cash used in investing activities	(26,746)	(2,494)	(59,478)	(4,607)

Net cash provided by financing activities	56,138	68	66,825	98,096

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the three months ended September 30, 2014 of $2.3 million reflected our net loss of $8.5 million, which was adjusted for non-cash net charges of $0.7 million and a positive change in operating assets and liabilities of $5.5 million. Non-cash expense adjustments included stock-based compensation of $1.0 million and gain on debt extinguishment of $0.5 million. The amount of operating assets and liabilities is a net inflow of $5.5 million due to an increase in current liabilities and a decrease in current assets.

Cash used in operating activities during the three months ended September 30, 2013 of $5.3 million reflected our net loss of $9.0 million, which was adjusted for non-cash net charges of $3.5 million and a positive change in operating assets and liabilities of $0.1 million. Non-cash expense adjustments included stock-based compensation of $1.0 million and financial charges of $2.3 million, comprised mainly of the mark-to-market adjustment related to the accounting for warrants that were part of the units issued in our IPO. The amount of operating assets and liabilities is a net inflow of $0.1 million due to a decrease in current assets which offsets a decrease in current liabilities.

Cash used in operating activities during the nine months ended September 30, 2014 of $10.2 million reflected our net loss of $42.6 million, which was adjusted for non-cash charges of $20.7 million and a positive change in operating assets and liabilities of $11.7 million. Non-cash expense adjustments included stock-based compensation of $5.6 million and financial charges of $15.1 million for the mark-to-market accounting for warrants that were part of the units issued in our IPO and the end of term charge on long-term debt. The amount of operating assets and liabilities is a net inflow of $11.7 million due to an increase in current liabilities and a decrease in current assets.

Cash used in operating activities during the nine months ended September 30, 2013 of $22.7 million reflected our net loss of $25.8 million, which was adjusted for non-cash net charges of $5.8 million and a negative change in operating assets and liabilities of $2.7 million. Non-cash expense adjustments included depreciation and amortization of assets of $1.1 million, stock-based compensation of $5.5 million, and the impairment loss and write-off of property and equipment and of intangible assets of $8.6 million. Non-cash gain adjustments included the financial income comprised mainly of the mark-to-market adjustment related to the accounting for warrants that were part of the units issued in our IPO gain of $9.7 million and the gain on debt extinguishment of $0.3 million. The amount of operating assets and liabilities is a net outflow of $2.7 million due to an increase in current assets which offsets an increase in current liabilities.

Investing activities

Cash used in investing activities during the three months ended September 30, 2014 of $26.7 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario.

Cash used in investing activities during the three months ended September 30, 2013 of $2.5 million included property and equipment purchases primarily related to the building of our planned facility in Sarnia, Ontario.

Cash used in investing activities during the nine months ended September 30, 2014 of $59.5 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario of $59.5 million and an increase in restricted cash of $678,000, offset by a capital distribution from our equity investment in AmberWorks LLC of $675,000.

Cash used in investing activities during the nine months ended September 30, 2013 of $4.6 million represented property and equipment purchases related to the building of our planned facility in Sarnia, Ontario.

Financing activities

Cash provided by financing activities during the three months ended September 30, 2014 of $56.1 million represents net proceeds from our public offering of $36.0 million, a capital contribution by Mitsui maintaining its 30% equity in our BioAmber Sarnia joint venture of $16.5 million, the loan and grant proceeds from SJIF and AAFC of $6.3 million, offset by the repayment of Hercules long-term debt of $2.8 million.

Cash provided by financing activities during the three months ended September 30, 2013 of $68,000 represents mainly deferred financing costs.

Cash provided by financing activities during the nine months ended September 30, 2014 of $66.8 million represents net proceeds from our public offering of $36.0 million a capital contribution by Mitsui maintaining its 30% equity in our BioAmber Sarnia joint venture of $24.6 million, the loan and grant proceeds from FEDDEV, SJIF and AAFC of $9.3 million, offset by the repayment of Hercules long-term debt of $2.8 million and the deferred financing costs of $0.5 million related to the CAD$20.0 million commercial loan from a financial consortium.

Cash provided by financing activities during the nine months ended September 30, 2013 of $98.1 million included $72.9 million net proceeds from the issuance of common shares from our IPO, $24.2 million in net proceeds from the three year term loan from HTGC, $1.1 million from loans and grants for the construction of our planned facility in Sarnia, Ontario and $140,000 of a cash consideration paid for the forfeiture of 70,000 shares by Sinoven’s selling shareholders.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include fair value determination of assets, liabilities, fair value of intangible assets and goodwill, useful lives of intangible assets, income taxes, stock-based compensation and value of certain equity and debt instruments. These critical accounting policies are the same as those detailed in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent accounting pronouncements

For information on recent accounting pronouncements, see ”Recently adopted and recently issued accounting guidance” in the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $78.6 million at September 30, 2014. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of constructing our planned facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with Hercules Technology Growth Capital, Inc. bears interest at U.S. Prime Rate plus 6.50% with an interest rate floor at the current rate of 10%. If the U.S. Prime Rate were to increase, the interest rate for the remaining term of the loan would increase.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and except to the extent the risk factor below has been updated to reflect changes to our partnership arrangement with Mitsui, there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 28, 2014. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

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

The approximately $40.6 million for our capital contributions relating to the construction of the initial phase of our Sarnia facility has been reduced from the initial estimate of $63.0 million, as set forth in our final prospectus, dated May 9, 2013, filed with the SEC pursuant toRule 424(b), as a result of our receipt of additional low-interest loans from Canadian governmental agencies discussed elsewhere in this Quarterly Report on Form 10-Q and the related foreign exchange fluctuation on these Canadian dollar loans. Other than the reduction in our capital contributions, there has been no other material changes in the planned use of proceeds from our initial public offering from that described in our final prospectus, dated May 9, 2013, filed with the SEC pursuant to Rule 424(b).

Item 5.	Other Information

The Securities and Exchange Commission recently provided guidance to issuers such as BioAmber regarding the use of social media to disclose material non-public information. In this regard, investors and others should note that we announce material financial information using our company website (www.bio-amber.com), our investor relations website (investor.bio-amber.com), SEC filings, press releases, public conference calls and webcasts. Information about BioAmber, its business, and its results of operations may also be announced by posts on the following social media channels:

—      BioAmber’s Twitter feed (www.twitter.com/BioAmber)

— BioAmber’s Facebook feed (www.facebook.com/bioamber)

— BioAmber’s LinkedIn feed (www.linkedin.com/company/bioamber-inc)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in BioAmber to review the information that we post on these social media channels. These channels may be updated from time to time on BioAmber’s investor relations website.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

November 12, 2014

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew Ashworth
Andrew Ashworth
Chief Financial Officer
(Principal Financial Officer)