Form 10-K
period 2014-12-31
BioAmber Inc.
filed 2015-03-16
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35905

BioAmber Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1579162
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
1250 Rene Levesque West, Suite 4110 Montreal, Quebec, Canada H3B 4W8	H3B 4W8
(Address of principal executive offices)	(Zip Code)

(514) 844-8000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2014, was $155 million. As of March 13, 2015, there were 21,838,671 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•	our joint venture with Mitsui & Co. Ltd., or Mitsui;
•	our take-or-pay agreements with Vinmar International Ltd., or Vinmar, related to bio-based 1, 4 BDO and bio-succinic acid, and with PTTMCC Biochem for bio-succinic acid;
•	the expected applications of our products and the sizes of addressable markets;
•	our ability to gain market acceptance for bio-succinic acid, its derivatives and other building block chemicals;
•	the benefits of our transition from our E. coli bacterium to our yeast;
•	our ability to commence commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;
•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;
•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives and other building block chemicals;
•	customer qualification, approval and acceptance of our products;
•	our ability to maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;
•	our ability to economically obtain feedstock and other inputs;
•	the achievement of advances in our technology platform;
•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others’ rights;
•	government regulatory and industry certification approvals for our facilities and products; and
•	government policymaking and incentives relating to bio-chemicals.

PART I

Item 1.	Business

Overview

We are an industrial biotechnology company producing sustainable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into sustainable chemicals that are cost-competitive replacements for petroleum-derived chemicals, which are used in a wide variety of everyday products including plastics, resins, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We intend to produce bio-succinic acid that is cost-competitive with succinic acid produced from petroleum at our facility under construction in Sarnia, Ontario. We produced our bio-succinic acid in a large-scale demonstration facility using a 350,000 liter fermenter in Pomacle, France, which we believe to be among the largest bio-based chemical fermenters in the world. We have produced approximately 3.5 million pounds, or 1,580 metric tons, of bio-succinic acid at this facility as of December 31, 2014.

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

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimates of production costs at our planned facility in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. While we can provide no assurance that we will be able to secure corn at $6.50 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of glucose from corn and other inputs for our planned facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.68 per bushel to a high of $8.44 per bushel. As of March 13, 2015, the spot price was $3.59 per bushel and the six month forward price was $3.88 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.054 per pound change in our variable cost of our bio-succinic acid. We expect the productivity of our yeast organism and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs.

We are working to rapidly expand our accessible markets and product portfolio. We have entered into strategic relationships with several leading companies, such as our multi-year agreements with PTTMCC Biochem and Vinmar International Ltd., or Vinmar, for bio-succinic acid and Vinmar, for bio-based 1,4 Butanediol. We have also entered into agreements with LANXESS Inc., or LANXESS, Faurecia S.A., or Faurecia, NatureWorks LLC, or NatureWorks, and others for the development of derivatives of bio-succinic acid.

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

In order to support our growth strategy, we have begun to rapidly expand our manufacturing capacity. We have entered into a joint venture agreement with Mitsui & Co. Ltd. for our facility under construction in Sarnia, Ontario, which has an initial projected capacity of 30,000 metric tons of bio-succinic acid and could subsequently be expanded to produce another 20,000 metric tons of bio-succinic acid. The initial phase of the facility is expected to be mechanically complete in the second quarter 2015, and we began commissioning and start-up in March 2015. We expect this facility to be in commercial operation in the third quarter of 2015 and to be fully funded through equity contributions by both us, with a portion of the net proceeds of our recent equity offerings, and Mitsui, as well as a combination of government grants, interest-free and interest-bearing loans. We terminated production of our products at the large-scale demonstration facility in Pomacle, France at the end of 2014. Our joint venture with Mitsui also contemplates the potential construction and operation of an additional facility, which we expect to occur over the next three to five years.

On January 22, 2014, we entered into a 15 year take-or-pay contract for bio-based 1,4-Butanediol (BDO) with Vinmar, a privately held marketing, distribution, and project developed company headquartered in Houston, Texas. Under the terms of the master off-take agreement, Vinmar has committed to purchase 100% of the bio-based 1,4 BDO produced in a 100,000 metric ton per year capacity plant that we plan to build in North America and commission in 2018. Vinmar also plans to invest in the facility alongside us. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement. We signed a second take-or-pay agreement on July 3, 2014 with Vinmar to supply 10,000 tons of bio-succinic acid per year for 15 years from the Sarnia plant. The take-or-pay agreement also includes an expansion to the BDO facility previously announced of an additional 70,000 tons per year of bio-succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years. Vinmar also commits to off-take 75% of the production from a new, third bio-succinic acid plant with 200,000 MT capacity that BioAmber plans to commission in 2020.

We are committed to managing our economic, social, environmental and ethical performance through continued sustainable business practices. We have completed a life cycle analysis for our planned facility in Sarnia that indicates that no carbon dioxide equivalent (or greenhouse gases) will be emitted per kilogram of our bio-succinic acid produced, making our process carbon neutral. This is significantly less carbon intensive than the current petrochemical process for making succinic acid, in which 7.1 kilograms of carbon dioxide equivalent are emitted per kilogram of succinic acid produced. This represents a 100% reduction in greenhouse gases for our bio-succinic acid process, relative to the current petrochemical process for making succinic acid. The life cycle analysis also indicates that our planned facility in Sarnia will consume 64% less energy than the current petrochemical process.

We were incorporated in the State of Delaware in October 2008 as DNP Green Technology, Inc. and were established as the result of a spin-off of certain assets from Diversified Natural Products, Inc. In September 2010, we acquired the 50% interest in our joint venture Bioamber S.A.S. that we did not already own, after which, Bioamber S.A.S. became wholly owned by us. Concurrent with this acquisition, the Company changed its name from DNP Green Technology, Inc. to BioAmber Inc. and changed its fiscal year end from June 30 to December 31. Bioamber S.A.S. had been wholly owned by the Company until its liquidation in December 2014.

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

	C2 Ethylene	C3 Propylene	C4 n-Butane Butadiene	C5 and greater Benzene/Toluene/Xylene
Derivatives	•Ethylene glycol •Polyethylene •PVC •Vinyl	•Acrylic •Polypropylene	•Maleic anhydride •Succinic Acid •1,4 BDO and THF	•Adipic acid •Caprolactam •Caprolactone •Cyclohexane •Hexamethylenediamine (HMDA) •Hexanediol

Applications	•Anti-freeze •Building materials •Foam packaging •Plastic bags •Plastic films	•Automotive components •Coatings •Packaging •Plastic parts •Textiles and fibers	•Adhesives •Elastomers •Footwear •Synthetic rubber •Tires	•Carpet fiber •Clothing •Nylon •Thread, ropes and netting

Reliance on Petrochemicals

While the global chemical industry provides many value-added products to industrial and consumer end-markets, it is facing an increasing number of challenges as a result of its significant reliance on petroleum as its primary feedstock for the following reasons:

•

A Finite, Non-Renewable Resource as its Primary Input. Chemical companies are heavily dependent on oil, a finite, non-renewable resource that is in growing demand, particularly from developing economies such as India and China. , Recent supply growth has been limited. Given the demand pressures on such a critical input, the purchasers of chemical have shown growing interest in finding cost-effective, renewable alternatives.

•

Hydrocarbon Feedstock Price Volatility. Crude oil prices have experienced significant price volatility over time. For example, during the last five years, the market price per barrel of West Texas Intermediate crude oil ranged from a low of $44.45 to a high of $112.93 and was $47.05 on March 12, 2015. As a result, we believe chemical companies are looking for more stable solutions.

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

•

Increasing Governmental Regulation. Increasing government regulation and climate change initiatives are driving up the cost of using high carbon emitting processes, such as chemical production via petrochemicals. The third phase of the European Union’s Emission Trading System when implemented is expected to more broadly cover petrochemical production activities, potentially increasing costs at European petrochemical plants. In addition to regulation of carbon emitting processes, the use of petrochemicals in certain products, such as plasticizers containing phthalates, are subject to increasing regulatory pressure.

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

Biochemical Alternatives

We believe there is significant and growing demand for a low-cost and sustainable alternative to using petroleum for chemical production. Multiple biochemical processes have been developed to address this demand, primarily using microorganisms that can convert sugars derived from renewable feedstocks into various chemical building blocks including:

•

Bio-succinic acid: A biologically produced, chemically identical replacement for petroleum-derived succinic acid that can be utilized to produce derivative products such as bio-based 1,4 BDO, and can substitute petrochemicals such as maleic anhydride, phthalic acid and adipic acid in a number of applications. Target end-uses for bio-succinic acid include plasticizers, polyurethanes, personal care products, resins and coatings, de-icing solutions, lubricants and food additives.

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

Cost-Competitive Economics at Large Scale

Our experience operating the large-scale demonstration facility in Pomacle, France for five years helped us refine our process and make bio-succinic acid cost-competitively without subsidies. We expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimate of input prices in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. Through extensive research and development efforts relating to our bio-succinic acid production process, including pilot plant phase, process efficiency enhancements and scaling up our process to our current scale, we have been able to thoroughly address the operational complexities in our process. We believe that our experience operating at the large demonstration scale in France provided us with the know-how to efficiently design, build and operate our Sarnia facility currently under construction.

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

Established, Diverse Customer Base

Our leadership in bio-succinic acid technology, our product quality and the economics of our process are validated by the contracts we have signed with customers in a variety of end-markets. We have entered into two take-or-pay agreements for the Sarnia plant for the sale of 162,000 metric tons of bio-succinic acid over the next 15 years. We have also entered into supply agreements for the sale of approximately 47,000 metric tons of bio-succinic acid and its derivatives until the end of 2017. These supply agreements typically obligate our customers, subject to certain conditions, to purchase 75% to 100% of their succinic acid needs from us, contingent on our ability to meet their price and other requirements. There are no penalties in the event these customers do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes indicated in the agreements.

Global Manufacturing Expansion Plan

We have signed a joint venture agreement with Mitsui to build and operate a commercial scale plant in Sarnia, Ontario, that is expected to produce bio-succinic acid. We commenced construction of this facility in 2013 and expect the facility to be mechanically complete in the second quarter of 2015. This facility has been designed to have an initial capacity of 30,000 metric tons of bio-succinic acid and could subsequently be expanded to produce another 20,000 metric tons of bio-succinic acid. Pursuant to the July 3, 2014 take-or-pay agreement with Vinmar, which expands the scope of our next plant to include 70,000 tons per year of succinic acid capacity in addition to the 100,000 tons per year of BDO capacity, we are re-evaluating the timing and eventual size of the Sarnia expansion.  Since we expect our next plant to be in construction in 2016 and completed by early 2018, we may decide to focus our human and financial resources on the second plant and not simultaneously expand the Sarnia plant. We anticipate making a final decision in the second half of 2015.

Experienced Management Team with Strong Track Record

Our management team consists of experienced professionals, possessing on average over 25 years of relevant experience in scaling up, manufacturing and commercializing chemicals and bio-based products, gained at both large companies and entrepreneurial start-ups. Members of our senior management team have worked at companies including Abengoa, Cargill, DuPont, Dow Corning Corporation, Royal DSM N.V., Suncor, Sanofi and Tate & Lyle.

Our Strategy

Our goal is to be the leading provider of renewable chemicals by replacing petroleum-based chemicals with our bio-based alternatives, which we believe could revolutionize the global chemical industry.

Rapidly Expand Our Global Manufacturing Capacity

We operated a large-scale demonstration facility in Pomacle, France until December 31, 2014, and are building our first commercial facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be mechanically complete in the second quarter of 2015, and we began commissioning and start-up activities in March 2015. We plan to construct additional large-scale bio-based succinic acid facilities in multiple geographic regions employing a standardized design that facilitates expedient and capital-efficient growth. We expect to benefit from incremental cost reductions and further technological and engineering improvements at each additional facility. To further streamline production and reduce costs, we plan to integrate production and locate these facilities in proximity to required infrastructure and feedstock. We intend to retain operational control and a majority interest in these facilities and collaborate with third parties to obtain capital, construct the facilities, secure feedstock, sell future output and assist with manufacturing and market access.

Target the Large and Established 1,4 BDO Market

We intend to leverage our ability to produce high quality bio-succinic at low cost, as well as high value-added derivatives of bio-succinic, such as bio-based 1,4 BDO, which is used in the production of polyesters, plastics, spandex and other products. We have licensed technology from DuPont, which we believe will enable us to produce bio-based 1,4 BDO at a lower cost than alternative processes with equivalent purity. In January 2014 we announced our intention to build a 100,000 ton per year capacity bio-based 1,4-BDO plant in North America, which we plan to commission by early 2018. We have entered into a 15 year take-or-pay contract with Vinmar International Ltd. in which they will guarantee 100% off-take of bio-based 1,4 BDO from the 100,000 ton per year facility. We expect to benefit from Vinmar’s global logistics expertise and its experience selling large volumes of BDO and executing large chemical facility projects. We expect that Vinmar will invest alongside us in the planned North American facility, and Mitsui may also participate as a minority equity partner in the plant.

Develop Next-Generation Succinic-Derived Products

We intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target high value-added products such as bioplastics and plasticizers that can be made with succinic acid and replacements for silicone in personal care.

Continue to Reduce the Cost of Our Products

Our goal is to be the low-cost producer of the bio-based chemicals we manufacture. Our bio-succinic acid production process has high yields and benefits from our proprietary, low-cost purification. We believe that at our manufacturing facility under construction in Sarnia, Ontario, we will produce bio-succinic acid at a significantly reduced cost compared to the cost of other bio-based succinic acid processes and petroleum-derived succinic acid, according to our estimates of what the costs of the inputs will be at our facility in Sarnia. We have reduced our production costs by increasing the scale of our manufacturing process to realize economies of scale and by transitioning from an E. coli bacterium to a yeast licensed from Cargill.

Expand Product Platform to Additional Building Block Chemicals

We are working to expand our product portfolio to C6 building block chemicals including adipic acid, hexamethylene diamine (HMDA) and caprolactam. These products are used in the production of carpeting, rugs, textile laminations, garment linings, adhesives for shoe soles and resins used in the paper products industry. We expect to use our flexible technology platform to expand our product base, starting with bio-adipic acid, by leveraging our extensive experience developing, producing and marketing bio-succinic acid. We believe our technology platform, including an exclusive license to a biochemical pathway discovered by Celexion, an exclusive license to use Cargill’s proprietary yeast and our innovative purification process will provide us with a competitive advantage.

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

Market Opportunity

	C4 Platform			C6 Platform
	Commercial	Pre-Commercialization(1)		In Development(2)
	Bio-Succinic Acid	1,4 BDO / THF / GBL	Polyesters made with Succinic Acid, including PBS and blends	Adipic Acid	Caprolactam	HMDA
Applications	•Plasticizers •Polyurethanes •Personal care products •Resins and coatings/paints •De-icing and coolant solutions •Fine chemicals •Lubricants •Food additives	•Elastomers •Engineering plastics •Shoe soles •Spandex •Solvents	•Automotive interiors •Fibers and non-wovens •Food packaging •Plastic bags •Plastic cups •Organic composite boards	•Carpets •Engineering plastics •Textiles and fibers	•Carpets •Films •Textiles and fibers	•Carpets •Engineering plastics •Polyurethanes •Textiles and fibers

	$4.0 billion	$4.3 billion	$2.0 billion	$4.9 billion	$10.7 billion	$4.7 billion

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

•

Second, we intend to expand into new applications for succinic acid, such as phthalate-free plasticizers, silicone replacements and bioplastics such as PBS, using application development and technical support to demonstrate performance advantages as well as health and environmental benefits of products made with bio-succinic acid compared to the petrochemicals currently being used for these applications.

•

Third, we intend to convert bio-succinic acid to bio-based 1,4 BDO, THF and gamma-butyrolactone, or GBL, which are large volume, existing markets accessible to our “drop-in” bio-based alternatives. These chemical intermediates are used to produce polyesters, plastics, spandex and other products.

Historically, the high cost of producing succinic acid from petroleum feedstock limited its use to a narrow range of applications such as pharmaceuticals and food ingredients. As a result, based on 2011 estimates, the market for petroleum-based succinic acid is approximately 51,000 metric tons per year, representing a market size of approximately $350 million. However, market research firms and consultants have predicted that manufacturing bio-succinic acid will make succinic acid economically feasible for use in greater volumes across a spectrum of new applications. A study published in May 2012 by Nexant projects that the global market for succinic acid will be 424,000 metric tons in 2016, representing a compounded annual growth rate in excess of 50% between 2010 and 2016. A study published in August 2012 by Roland Berger, a consulting firm, projects that the succinic acid market will grow at a compounded annual growth rate of between 25% and 30% through 2020, when the global market size is expected to be between 500,000 and 700,000 metric tons. We have entered into two take-or-pay agreements for the Sarnia plant for the sale of 162,000 metric tons of bio-succinic acid over the next 15 years.  We have also entered into supply agreements for the sale of approximately 47,000 metric tons of bio-succinic acid and its derivatives until the end of 2017. These supply agreements obligate our customers to exclusively fulfill 75% to 100% of their needs for bio-succinic acid from us, contingent on our ability to meet their price and other requirements; however, there are no penalties in the event they do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes indicated in the agreements.

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

We sold bio-succinic acid to 42, 37 and 19 customers in 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, 47% our sales were to International Flavor and Fragrances, Inc., or IFF, Brenntag AG, or Brenntag and Olon Italy. During the year ended December 31, 2013, 64% our sales were to IFF, and Brenntag.

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

Butadiene. Butadiene is used in the production of synthetic rubber and we estimate that the market for butadiene is approximately $14.5 billion. However, we do not believe that in the current environment of low oil prices and relative low butadiene prices that BDO is a cost effective feedstock for making butadiene.

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

Our Technology

Our proprietary technology platform combines commercial scale industrial biotechnology and chemical catalysis to convert renewable feedstocks into chemicals that are cost-competitive replacements for petroleum-derived chemicals. We are developing three distinct technologies:

•	the production of succinic acid through fermentation;
•	the conversion of succinic acid into 1,4 BDO, THF and GBL by catalyst assisted hydrogenation reaction; and
•	the production of adipic acid and other C6 chemical intermediates through fermentation and purification with or without catalytic conversion.

Succinic Acid Production

Our process is based on the fermentation of sugar using a proprietary yeast organism to produce bio-succinic acid. Following separation and purification, bio-succinic acid, in its finished form, is a white crystal that physically resembles table salt. Two ways to produce bio-succinic acid through fermentation are using a bacterium, such as E. coli, or using yeast. Our process initially used E. coli, however, we have transitioned to yeast. We have been using a proprietary E. coli bacterium that is under exclusive license from entities funded by the DOE. From 2005 to 2010, we scaled up our proprietary E. coli technology in a series of steps, from a 1,000 liter fermenter in 2005, moving to a 10,000 liter fermenter in 2007, and an 80,000 liter fermenter in 2008. From 2010 until the end of 2014, we produced bio-succinic acid in a 350,000 liter fermenter located in a toll manufacturing facility in Pomacle, France.

One disadvantage of using bacterium like E. coli is that bacterium produce succinic acid in a salt form as opposed to an acid form. This has two negative consequences: (1) it requires energy to acidify the succinic acid (split the salt); and (2) it generally leads to additional processing steps, which in turn lead to higher capital and operating costs. Another disadvantage of bacterium relative to yeast, is the risk of contamination that can significantly reduce fermentation performance. E. coli are also limited in terms of fermenter size relative to yeast due to sensitivity to pH, agitation, process disruption and contamination.

Given the limitations of E. coli described above, in 2010 we signed a license with Cargill granting us exclusive rights to their yeast platform for the production of bio-succinic acid that could offer lower capital costs and lower operating costs. Cargill had developed a proprietary yeast host that is very robust and capable of thriving in harsh fermentation conditions, including high tolerance to organic acids such as succinic acid, good tolerance to low pH, physical robustness to heat, agitation and processing, high glycolytic rates and the ability to grow in a simple medium with inexpensive nutrients. Cargill has a patent portfolio to protect its yeast platform.

We worked with Cargill for over three years to develop our yeast and reached the final development milestone in the fall of 2013. Working with Cargill, we sequentially scaled up our yeast at the 20 liter, 600 liter, 2,000 liter and 180,000 liter scale, and we have seen the same performance (measured as succinic acid production over time) for our yeast at each successive size of fermenter. We have also validated the production process we plan to run in Sarnia, Ontario both at small-scale and at the large-scale demonstration facility in Pomacle, France. We have seen that the succinic acid we produce with our yeast offers improved quality compared to succinic acid produced using our E. coli bacterium, with fewer impurities.

The figure below summarizes the performance of a production strain of our E. coli bacterium, an earlier development strain of our yeast, and a production strain of our yeast that we have developed for use at our facility in Sarnia, Ontario. The figure also highlights the improved general performance of yeast relative to E. coli bacterium.

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

In the fall of 2013 we announced that we had achieved the final milestone of our yeast joint development program with Cargill. Our yeast had met the performance targets that we set out when we initially licensed the technology, and was ready for commercial use. The Sarnia plant under construction has been designed to operate with this yeast.

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

Adipic Acid and Other C6 Intermediates

We have licensed worldwide, exclusive rights to a metabolic pathway that transforms sugar into a family of value-added products, including adipic acid, caprolactam, HMDA, caprolactone and hexanediol. The patents covering this pathway have been issued in the United States and Europe and are pending in a number of other jurisdictions. We believe this pathway has the advantage of offering a good yield on sugar, relative to alternative routes to these products, and having several products that can be derived from a common pathway.

We are currently focused on the development of adipic acid, which allows us to leverage our experience in producing and scaling up succinic acid, including our experience with our yeast. We have secured an exclusive, worldwide license from Cargill to use their proprietary low pH yeast platform to produce adipic acid.

Technology Partnerships

We have developed our succinic acid, BDO/THF/GBL and C6 platforms through open innovation—using partnerships and licenses to access the best available technologies, facilities and know-how. We have complemented these third party contributions with in-house development efforts, integrating the whole into competitive platforms. The use of open innovation has reduced the capital and operating costs of development and accelerated our development efforts. This approach to technology development contributed to our winning the 2011 ICIS Innovation Award, which recognized our use of open innovation to develop our succinic acid platform. Our principal technology partnerships are summarized below.

ARD

In September 2010, we entered into two agreements with Agro-Industrie Recherches et Développements, or ARD, to cover a two-part consecutive plan for our exclusive use of the large-scale demonstration facility in Pomacle, France. These agreements ended at the end of 2014.  Under the first agreement we developed a work plan with ARD to improve the manufacturing efficiency of the French demonstration plant, improve the purity and quality of the product, meet certain target usage factors and implement quality control procedures. We compensated ARD for labor costs, the full cost of producing successful batches of bio-succinic acid and the partial cost of lost batches. Once these objectives were met, we entered into a toll manufacturing agreement pursuant to which we retained ARD to produce succinic acid in this facility exclusively. During the course of this agreement, we compensated ARD per metric ton of product, a price that was calculated by multiplying the cost of raw materials and utilities by agreed quantities consumed per metric ton of succinic acid produced. We also paid labor fees and half of any additional capital investments and equipment leasing. We exercised options to renew the toll manufacturing agreement for three successive six-month periods ending December 31, 2014. Pursuant to the renewal terms, we secured 60% of the capacity at the large-scale demonstration facility in Pomacle, France and paid, in addition to the variable and labor costs that we had been paying to date, a portion of the annual depreciation of the plant. As planned, the toll manufacturing agreement ended in December 2014 and we ceased to have access to the demonstration plant.  We have built up sufficient inventory levels so that we can manage the transition from the French toll production to manufacturing in our Sarnia facility, which we expect to be in mechanically complete in the second quarter of 2015.

Cargill

In April 2010, we entered into a commercial license agreement with Cargill Inc., or Cargill, pursuant to which Cargill granted to us an exclusive, worldwide, royalty bearing license, with a limited right to sub-license, to use certain patents that cover our yeast strain to be used in our fermentation process at our Sarnia facility under construction. We agreed to pay Cargill a royalty based on net sales of our products, but in no event less than a minimum annual royalty payment if we wish to maintain our exclusive license. If royalties based on net sales are below the minimum annual royalty payment we may elect to pay the difference. If we elect not to pay the difference in any one year, Cargill may transform the exclusive license granted to us under the agreement to a non-exclusive, worldwide, royalty-free license. This is a long-term agreement that renews automatically, unless previously terminated.

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

DuPont

In June 2010, we entered into a license agreement with DuPont under which DuPont granted us worldwide sub-licenses and licenses to catalyst technology to develop and commercialize the hydrogenation of our bio-succinic acid to produce bio-based 1,4 BDO and/or bio-THF. Under the agreement, we will own all rights, title and interests to any improvements to the sub-licensed patents discovered or developed by us during the term of the agreement to the extent that such improvements are not incorporated in DuPont’s technology. In consideration of these rights, we made an initial payment to DuPont and pay a low single-digit percentage royalty to DuPont based on a percentage of net sales of products manufactured at plants built and operated by us or plants in which we own a controlling interest, although no royalties are paid on sales of certain products to DuPont. A minimum amount of royalties must be paid to DuPont each year to maintain the non-exclusive rights granted to us in the agreement. Under the agreement, DuPont has the option to secure a portion of the bio-based 1,4 BDO and/or bio-THF we produce using DuPont’s catalyst technology through an off-take agreement with our future manufacturing facilities.

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

National Research Council of Canada

We are partnering with the National Research Council of Canada, the Government of Canada’s premier organization for research and development, and with the INRS, a Canadian university dedicated to fundamental and applied research, to develop an organism that can consume methanol or methane for the production of bio-succinic acid. We began this relationship in November 2012 and the project is ongoing.

NatureWorks (AmberWorks LLC)

In February 2012, we entered into a series of agreements with NatureWorks LLC to create AmberWorks LLC, a 50/50 joint venture formed for the purpose of developing and bringing to market a new family of bio- based compounded modified PBS/PLA, or mPBS, resins grades, initially designed for food service applications. Under the technology license agreement, we provided AmberWorks with a non-exclusive worldwide license to use certain mPBS/PLA compounding intellectual property owned by our wholly-owned subsidiary, Sinoven. In addition, under the technology license agreement NatureWorks provided AmberWorks with a non-exclusive worldwide license to use certain patents owned by or licensed to NatureWorks. Under the exclusive distribution agreement, NatureWorks was also granted the rights to exclusively market, promote and sell the products produced by the joint venture. Each of NatureWorks and Sinoven made equal initial cash contributions in order to finance the initial operations of

AmberWorks.  We have put our AmberWorks joint venture on hold until the Sarnia plant is commercializing succinic acid and the PTTMCC plant in Thailand is purchasing our bio-succinic acid and commercializing bio-based PBS.

UT-Battelle, LLC and UChicago Argonne, LLC

In July 2009, we entered into an exclusive commercial patent license agreement with UT-Battelle and UChicago Argonne, each of which are entities that manage and operate laboratories under contracts with the DOE. Under the agreement, we have an exclusive commercial license to patents that cover the E. coli microorganism that we use in our manufacturing process. The license is limited to use in the production of bio-succinic acid using the bacterium covered by the licensed patents, and is subject to certain government rights, as well as licenses that UT-Battelle and UChicago Argonne may grant outside our field of use and/or for non-commercial purposes. Under the agreement, we pay all fees, patent maintenance and filing costs. In addition we are obligated to pay running royalties calculated as a price per metric ton of bio-succinic acid sold, or if we sublicense the patents, a royalty equal to the greater of a price per metric ton of bio-succinic acid sold or a single-digit percentage of sublicensing revenues. We are obligated to pay a minimum annual royalty per accounting period to the extent that running royalties and sublicensing royalties do not exceed an agreed upon fixed amount. We also have limited sub-license rights. We also agree to invest in the development of technology and market for bio-succinic acid in accordance with a development and commercialization plan. Unless terminated sooner, the term of the agreement runs until the expiration of the last-to-expire licensed patents, which is 2024.

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

We own or have rights in patents and patent applications directed to various aspects of our business. With regard to our fermentation process we have in-licensed rights to three U.S. patents and counterpart patents in Canada, Europe and other countries directed to our E. coli organism and to methods of producing succinic acid. The U.S. patents are scheduled to expire from 2015 to 2021 and patents that have been issued outside the U.S. are scheduled to expire from 2016 to 2024. Our licensing agreement with Cargill gives us access to six existing patent families covering topics such as methods and materials for the production of organic products including organic acids using genetically-modified yeast species to fermentation process optimization. Patents resulting from these six patent families are scheduled to expire from 2019 to 2026. Our collaboration with Cargill has also generated three international patent applications licensed to us or owned by us that are directed to the production of succinic acid. Patents, if granted on these patent applications, would expire in 2031 and 2033.

With regard to the purification of bio-succinic acid and other dicarboxylic acids produced by fermentation, we own three U.S. patents, nine granted patents in Europe and other countries directed to processes for producing succinic acid, adipic acid, and other di-carboxylic acids, or their ammonium salt forms from fermentation broths. U.S. patent to this purification technology is scheduled to expire in 2031 onwards. For the conversion of bio-succinic acid to bio-based 1,4 BDO, we have in-licensed five U.S. patents from DuPont that are scheduled to expire from 2017 to 2022, and we own two U.S. patents, one U.S. patent applications, and counterpart patent applications in Europe, Canada, and in other countries directed to the conversion of bio-succinic acid to 1,4 BDO. Our two U.S. patents to the conversion of bio-succinic acid to bio-based 1,4 BDO are scheduled to expire in 2031 and patents, if granted, on our pending patent applications to this technology could expire in 2031. In addition, we own one international patent application, four U.S. patent applications, and counterpart patent applications in Europe, Canada, and in other countries directed to the conversion of bio-succinic acid to other compounds such as diaminobutane, succinic dinitrile, succinamide, and pyrrolidones. Patents, if granted on these applications, could expire in 2031. We also own or have rights in patents and patent applications directed to the use of succinic acid and succinic acid salts. For example, we own a U.S. granted patent and a Canadian granted patent directed to deicing compositions. Those patents are scheduled to expire in 2029.

BioAmber re-branded in November of 2014.  At that time we commissioned the creation of a new trademark, which included our stylized name and “infinity” logo.  Protection for the logo and composite trademark (name & logo) in association with chemicals for industrial purposes, namely, organic acids, difunctional alkanes, organic salts, and derivatives were sought in the United States as well as internationally in the jurisdictions of China, Japan, South Korea, European Union, Switzerland, India, Mexico, Turkey, Canada, Thailand, Taiwan and Brazil.

We still maintain our trademarks for our C4 and C6 technology platform, including BIO-SA (bio-based succinic acid), BIO-AA (adipic acid), BIO-BDO (1,4-butanediol), mPBS and BIOmPBS (modified polybutylene succinate), BIOGBL and BIOTHF (gamma-butyrolactone and tetrahydrofuran).

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

At the demonstration plant in France, the source of fermentable sugars came from the hydrolysis of starch obtained from a wheat wet mill located adjacent to the plant. At our planned facility under construction in Sarnia, Canada, our fermentable sugars will come from corn wet mills. 95% dextrose corn syrup is an intermediate product in the production of high fructose corn syrup and is readily available on the open market. We have entered into a multi-year glucose supply agreement for our planned facility in Sarnia.

We would require less than 0.4% of the 12.4 billion bushels of corn harvested in the United States in 2012 to produce $1.0 billion worth of bio-succinic acid, based on management estimates and our projected selling price for succinic acid. We would require less than 0.3% of the 19.2 billion pounds of high fructose corn syrup produced in North America in 2012 to operate our Sarnia facility at full capacity under construction (30,000 tons per year). Given our modest demand for fermentable sugars and our multi year supply agreement with a corn wet miller, rapid growth in our production capacity will not have a material impact on the market from which we plan to source. This is in sharp contrast to first-generation ethanol, which is a major consumer of corn.

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

In 2005, we began working with ARD on the progressive scale up of the E. coli technology, which involved running fermentations in increasingly larger vessels and testing and adapting the fermentation conditions and the purification process as needed to obtain the desired product purity and manufacturing costs. The process we use today in the ARD owned demonstration plant in France was scaled up in a series of progressive steps, starting with a 1,000 liter fermenter in 2006, moving to a 10,000 liter fermenter in 2007, and an 80,000 liter fermenter in 2008. We have operated 180,000 and 350,000 liter fermenters at the large-scale demonstration facility in Pomacle, France since January 2010. At the 350,000 liter scale, we believe we operated one of the largest bio-based manufacturing fermenters in the world and did so for five years, gaining valuable experience and data.

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

Our strategy is to build and operate additional manufacturing facilities that have economies of scale and are able to use multiple feedstocks to produce value-added products. Our proprietary technology platform allows us to maintain lower capital and operating expenses, given that:

•	there are very limited byproducts, which tend to be costly to handle, store, purify and dispose;
•	our process is less energy-intensive than other bio-processing approaches;
•	our fermentation operates at low pH and is feedstock-flexible; and
•	our integrated process can make multiple products, including bio-based 1,4 BDO, THF and GBL.

We intend to select future facility locations strategically, based on proximity to feedstock and chemical manufacturing infrastructure, as well as distribution costs and proximity to customers.

Pomacle, France

We produced bio-succinic acid at a large-scale demonstration facility in Pomacle, France, which is owned by ARD and was built at a reported cost of €21.0 million. The facility is integrated into an existing bio-refinery that supplies the bio-succinic acid plant with glucose, carbon dioxide, steam, ammonia and process water. Our toll manufacturing agreement with ARD for the use of the facility expired in December 2014.

We currently sell directly to our customers and commercial partners as well as indirectly through Mitsui and other distributors. Mitsui is assisting us in selling bio-succinic acid and pre-marketing bio-based 1,4 BDO. Mitsui is one of the world’s largest general trading companies, with a broad presence in the global chemicals market. Mitsui provides know-how regarding shipping and logistics, warehousing, credit checks, freight insurance, and trade finance that facilitate sales in Asia, and brings additional credibility to our customers in Asia.

Sarnia, Ontario

Our planned facility under construction in Sarnia, Ontario is being built on land we own and is located within a bio-industrial park owned by Lanxess. The site is co-located in a large petrochemical hub with existing infrastructure that facilitates access to utilities and certain raw materials and finished product shipment, including steam, electricity, hydrogen, water treatment and carbon dioxide. The facility will ferment at approximately the one million liter scale (representing an approximately three times scale up compared to the fermenter size in Pomacle, France), have initial capacity of approximately 30,000 metric tons of bio-succinic acid and is expected to be mechanically complete in the second quarter of 2015, and we initiated commissioning and start-up activities in the facility in March 2015. We anticipate that this facility will ramp up to full capacity over a three year time frame.

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build our planned facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. The joint venture agreement also established the parties’ intent to build and operate an additional facility in the future. In connection with the joint venture, Mitsui agreed to provide know-how regarding shipping and logistics, warehousing, credit checks, freight insurance, trade finance globally and will facilitate sales in Asia to key accounts. We have licensed our technology to the joint venture, and we provide application development and technical sales support, as well as hiring and training Sarnia plant personnel.

We expect to retain full operational control of the planned facility currently under construction in Sarnia and are not restricted from developing other applications outside of the joint venture on the premises. The construction of our planned facility is expected to cost approximately $125.0 million and we expect the funding to come from available cash, a portion of the net proceeds of our initial public offering, our follow-on offering completed in July 2014, equity contributions from Mitsui, government grants and loans. To date, we have secured a total of CAD $72 million from various agencies and government programs in the form of interest-free loans, low interest loans, project financing and grants. The Sarnia plant could be subsequently expanded to produce another 20,000 metric tons of bio-succinic acid.

(Sarnia facility under construction)

Government Grants and Loans and Commercial Institutions Loans Related to Sarnia Facility

BioAmber Sarnia, our joint venture entity with Mitsui that will build and operate the Sarnia plant, has received certain government grants and loans in connection with the construction of our planned facility. The grants and loans total CAD $72.0 million and are described below.

On September 16, 2011, BioAmber Sarnia entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario, or FEDDEV, pursuant to which FEDDEV has agreed to make a repayable contribution of up to CAD $12.0 million to construct our planned facility in Sarnia, Ontario. The contribution is interest free and requires repayment of principal from October 2015 to September 2020 in 60 monthly payments of CAD $0.2 million, according to the latest amended agreement from May 2014. The agreement contains a statement of work that requires BioAmber Sarnia to work towards reaching certain distinct project goals that relate to the physical construction of the facility and certain other objectives including addressing the growing global demand for bio-succinic acid and job-creation. A federal environment assessment was required as a condition of the loan. The final report was submitted to FEDDEV and approved in 2012. As of December 31, 2014, BioAmber Sarnia had received CAD $10.6 million.

On September 30, 2011, BioAmber Sarnia entered into a loan agreement with Minister of Economic Development, Employment and Infrastructure, or MEDEI, pursuant to which MEDEI has agreed to make available to BioAmber Sarnia a secured non-revolving term loan in principal amount of CAD $15.0 million in connection with the construction of our planned facility in Sarnia, Ontario. The loan is interest free for the first five years if BioAmber Sarnia is successful in creating an average of 31 jobs, calculated on an annual basis. Thereafter, the loan bears interest at an annual rate of 3.98%, or if BioAmber Sarnia is not successful in reaching the job target for the first five years, an annual rate of 5.98%. BioAmber Sarnia is also required to invest a minimum of $110 million between the Effective Date and the project Completion Date (March 31, 2015). If the expenditures are less than the required amount, a penalty is applied in the amount that the project expenditures fall short. The principal is required to be repaid in five annual equal installments from the sixth anniversary of the date of the disbursement of the loan. The loan is guaranteed by BioAmber Inc. and Mitsui & Co. (U.S.A.) and is secured by collateral including BioAmber Sarnia’s present and future accounts, inventory, equipment and other property including the land purchased from Lanxess on which the facility will be located. The loan also contains terms that require BioAmber Sarnia to work towards reaching certain project milestones that range from selecting an engineering and construction firm and beginning construction on the site through to commissioning the plant. As of December 31, 2014, BioAmber Sarnia had received CAD $7.25 million.

On November 29, 2011, BioAmber Sarnia entered into a contribution agreement with Sustainable Development Technology Canada, or SDTC, pursuant to which SDTC has agreed to grant BioAmber Sarnia up to CAD $7.5 million in connection with the construction of our planned facility in Sarnia, Ontario. The funds are payable in installments, the first CAD $1.9 million of which was paid upon execution of the agreement. The deliverable as defined under the first milestone which has already been met, included conducting site-specific engineering work and environmental assessments, and recruiting plant personnel. All subsequent installments are contingent on meeting certain deliverables as defined in three milestones, which was amended to four milestones in a modification to the Contribution Agreement dated December 18, 2014. This amendment also included an increase to the SDTC contribution from CAD $7.5 million to CAD $14.0 million.

SDTC advanced CAD $3.4 million (less a 10% holdback as provided in the contribution agreement) for purposes of the second milestone, part a), which was met as of December 31, 2014. Deliverables defined under the second milestone, part a) was re-engineering of the production process and plant design. BioAmber Sarnia received an amount of CAD $0.90 million for the second milestone, part b) defined as engineering site preparation and general contractor selection, which was fulfilled as of December 31, 2014. SDTC advanced CAD $2.4 million for the purpose of Milestone III as of December 31, 2014.

The third milestone is expected to be met by March 31, 2015 and includes the engineering, procurement of equipment and construction of the plant. The fourth and final milestone, expected to be met prior March 2016 includes commissioning, start-up and optimization of the facility.

On November 30, 2011, BioAmber Sarnia was issued a loan for CAD $0.5 million from the Sustainable Chemistry Alliance in connection with the construction of our planned facility in Sarnia, Ontario. The principal amount is repayable in 20 successive quarterly installments of CAD $25,000 each beginning upon the fourth anniversary of the funding. Interest is accrued at 5% per annum since October 1, 2013. Accrued interest will be payable upon the third anniversary of funding then quarterly thereafter. Under the debenture as amended on July 2014, BioAmber Sarnia covenants to, among other things, complete construction of the facility by March 31, 2015.

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD $10 million for the AgriInnovation Program. The loan provides for progressive disbursements as eligible costs are incurred up to an amount of CAD $10 million, for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. This loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025. The loan agreement contains various legal and financial covenants ordinarily found in such government agency loan agreements. As of December 31, 2014, we have received CAD$7.3 million under this agreement.

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD $20.0 million. The loan will bear interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning three months after the completion of the commissioning and start-up phase of the Sarnia plant, but at the latest on June 30, 2015. The disbursement of the loan, net of a 2.5% upfront loan fee, is subject to customary conditions, including continued progress on the construction of the Sarnia plant. Until drawdown of the CAD$20.0 million term loan, BioAmber Sarnia will pay a 1.0% per annum commitment fee on the undrawn amount. BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty.

BioAmber Sarnia’s obligations under the loan are secured by (i) a security interest on all of BioAmber Sarnia’s assets and (ii) a pledge of all the shares of BioAmber Sarnia. In addition, the Company will provide the lenders with a guarantee representing 70% of the secured obligations under the loan, and Mitsui & Co., Ltd. will provide a guarantee representing 30% of the secured obligations under the loan that is capped at CAD $6.0 million plus all accrued interest on the secured obligations and fees and expenses. The proceeds of the loan will be used by BioAmber Sarnia to complete the ongoing construction of the Sarnia Plant and fund its startup and commissioning. The loan agreement contains certain representations and warranties, financial covenants, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. There is no outstanding balance as of December 31, 2014.

Additional Planned Manufacturing Facilities

We plan to build an integrated manufacturing facility that will produce approximately 200,000 metric tons per year of bio-succinic acid and then transform the majority of the bio-succinic acid into 100,000 metric tons per year of bio-based 1,4 BDO, along with 70,000 metric tons per year of crystalline succinic acid. We have signed two 15 year take-or-pay agreements with Vinmar for 100% of the BDO output (100,000 metric tons per year) and 67% of the succinic acid output (50,000 metric tons per year) of this second planned facility. Vinmar plans to take a 10% equity stake in the plant. Mitsui could also be an equity partner in this second plant. Based on current estimates and assumptions, we expect this commercial scale manufacturing facility to have construction costs of approximately $500 million, and be mechanically complete in early 2018. As part of the succinic acid take-or-pay agreement, Vinmar has committed to purchase for 15 years, 75% of the output (150,000 metric tons per year) from a third manufacturing facility that would have an annual capacity of 200,000 metric tons of bio-succinic acid and which the Company plans to commission in 2020.  As part of the BDO take-or-pay agreement, Vinmar has an option to secure 100% of the output from a fourth manufacturing facility that would produce 100,000 metric tons of BDO per year and would be commissioned in 2022 or 2023.

Research and Development

As of December 31, 2014, our research and development department activities funded an internal team of 35 scientists and engineers that were employed by us. We also work with partners, including Cargill and Evonik, to accelerate time to market and leverage existing know-how and infrastructure. Our technology development was initially focused on capabilities in fermentation engineering, analytical chemistry and molecular biology. We have more recently expanded our focus to include catalysis, purification process development and application development for bio-succinic acid.

Our net research and development expenditures were approximately $15.1 million, $16.6 million and $20.4 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 respectively.

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

We believe that the primary competitive drivers include:

•	price and production costs relative to both bio-based and petroleum-derived suppliers of our products;
•	capital requirements and access to capital, particularly in relation to our bio-based competitors;

•	feedstock and technology platform flexibility;
•	the ability to use yeast as opposed to a bacterium in the production of bio-succinic acid;
•	technology performance including overall yields and fermentation productivity relative to our bio-based competitors;
•	location and size of production facilities, which dictate raw material and utility prices and the economies of scale that can be achieved for capital expenditures, labor and maintenance;
•	drop-in and replacement capability for existing large markets;
•	the ability to rapidly scale-up production to large scale, produce meaningful volumes and offer customers reliable supply in qualified facilities;
•	the purity and quality of our products; and
•	the ability to refrain from being subject to price volatility and reliability of our feedstock supply.

We believe we compete favorably with respect to all of these companies. With our yeast and our simple purification process, we are confident that we will be a cost competitive producer of high quality bio-succinic acid both relative to our bio-based competitors and existing petroleum producers. In addition to our technology advantage, we believe the size of our planned Sarnia plant currently under construction should also provide a cost advantage in terms of depreciation and fixed costs, given that our bio-succinic competitors operate plants that will all be less than half our annual capacity, and in the case of DSM-Roquette and Purac-BASF, one third the size of Sarnia. The location of our plant will also provide us with lower cost sugars and energy than in Southern Europe, where the DSM-Roquette and Purac-BASF plants are located.

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

With respect to our bio-based 1,4 BDO/THF/GBL, we believe we can compete with petroleum derived processes. We believe that the least expensive way to produce petroleum-derived BDO is by using an n-butane feedstock. We calculate that our technology to produce bio-based 1,4 BDO will require approximately 20% less capital expenditures than the n-butane-based process and will have comparable plant gate costs (variable costs, fixed costs and depreciation). As we scale-up our processes and our variable costs decrease, we believe our bio-based 1,4 BDO will cost approximately 10% less than the n-butane-based process in the future. Given the competitive cost structure of our bio-succinic acid, which will serve as the starting material for the production of bio-based 1,4 BDO/THF/GBL in our integrated production plants, we project that our full cost for bio-based 1,4 BDO will be situated in the bottom quartile of the cost stack for existing worldwide capacity.

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

In addition, we are or will be required to obtain, maintain or file various approvals, permits, licenses, registrations, certifications, intents to manufacture, environmental assessments and other requirements, such as air emission and water discharge permits, construction permits and boiler licenses. Such laws, regulations and permit conditions can result in substantial liabilities and the potential for permit revocations and plant shutdowns in the event we fail to comply with the applicable law, regulation or permit condition. The development of new processes, manufacture of new products using our processes, commercial sales of products produced using our processes, as well as geographic expansion, and in particular international expansion, will subject us and our industry partners to additional regulatory laws, rules and regulations. Finally, as we enter new markets such as the food, feed or cosmetic industries, we will be required to follow specific rules and regulations for these new applications.

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

Employees

As of December 31, 2014, we had 74 full-time employees. Of these employees, 20 were engaged in research and development, 10 were engaged in sales and marketing, 18 were engaged in general and administrative activities and 26 were engaged in operations activities including engineering. 39 employees are based in Canada, 29 are based in the United States and the remaining six employees are located in Europe. We also employ other temporary staff across the organization to augment support for our employees. None of our employees are represented by a labor union. We have never experienced any employment-related stoppages and we consider our employee relations to be good.

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

We have only been in existence since October 2008 and, therefore, we have a limited operating history upon which you can base your evaluation of our business. As a result, any assessments of our current business and predictions you make about our future success or viability may not be as accurate as they could have been if we had a longer operating history. Since our inception, we have incurred substantial net losses, including net losses of $47.3 million for the year ended December 31, 2014, $33.8 million for the year ended December 31, 2013, and $39.5 million for the year ended December 31, 2012. We expect these losses to continue. We expect to continue to incur substantial costs and expenses related to the continued development and expansion of our business, including those related to the development, continuation and operation of our additional manufacturing facilities, research, testing and development of new products and the growth of our sales and marketing efforts. We will need to generate and sustain increased revenues in future periods in order to become profitable. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

To achieve profitability, we need to execute our manufacturing expansion strategy, including the construction of our planned facility in Sarnia, Ontario.

We are currently building our first facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be mechanically complete in the second quarter of 2015, and we began commissioning and start-up in March 2015. We intend to build two additional facilities over the next five years. We have not yet operated a commercial-scale production facility, and our technology may not perform as expected when applied at the scale that we plan or we may encounter operational challenges for which we are unable to devise a workable solution. We can provide no assurance that our planned facility in Sarnia, Ontario will be completed on the schedule or within the budget that we intend, or at all. If the construction of our Sarnia facility takes longer than expected, or if we encounter unforeseen issues during construction, testing and operation, we will not be able to sell cost-competitive products within the timeline that we expect, or at all. We terminated our production at the French facility on December 31, 2014, as expected per the ARD agreement, and we estimate our inventory levels of bio-succinic acid as of December 31, 2014 to be adequate to meet expected customer demand during the time period when we are transitioning to our planned Sarnia facility. To the extent customer demand is greater than expected or our transition takes longer than expected, we may not be able to meet the demands of our customers and our customer relationships and commercialization growth may suffer.

Even if we successfully fund, construct and design our planned facility in Sarnia, Ontario, there is no guarantee that this facility will produce at full capacity, and even if we do meet these goals, we may encounter operational challenges for which we are unable to devise a workable solution or which may result in additional costs. In addition, our technology may not perform as expected when applied at our planned scale and any resulting adjustments to our process may result in additional costs or otherwise adversely affect our business and results of operations. To date, we have entered into agreements that contemplate, but do not obligate, us to supply approximately 47,000 metric tons of bio-succinic acid and its derivatives until the end of 2017, and we are actively seeking to enter into additional supply agreements. These supply agreements obligate our customers to exclusively fulfill their needs for bio-succinic acid from us, contingent on our ability to meet their price and other requirements, however there are no penalties in the event they do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes they have indicated in the agreements. Without increasing our production capacity by completing our Sarnia and other future facilities, we will not be able to produce sufficient amounts of bio-succinic acid to deliver the full amounts contemplated by these agreements and execute on our growth strategy.

We have entered into a take-or-pay agreement with Vinmar which requires us to supply bio-succinic acid to them. In the event that we are unable to supply Vinmar reliability with succinic acid according to the terms of our agreement, due to production or quality issues other than a force majeur, we would incur financial penalties payable to Vinmar.

The funding, construction and operation of our future facilities involve significant risks.

We have limited experience constructing a manufacturing facility of the type and size required to produce commercial quantities of chemicals, and doing so is a complex and lengthy undertaking that requires sophisticated, multi-disciplinary planning and precise execution. The funding, construction and operation of manufacturing facilities are subject to a number of risks, any of which could prevent us from executing on our expansion strategy. In particular, the construction costs associated with future facilities may materially exceed budgeted amounts, which could adversely affect our results of operations and financial condition. We estimate the initial phase of the Sarnia, Ontario plant will cost approximately $125.0 million, and will be mechanically completed in the second quarter of 2015. However, we may suffer construction delays or cost overruns, which may be significant, as a result of a variety of factors, such as labor and material shortages, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties, any of which could delay or prevent the completion of our planned facilities. As a result, we may not be able to expand our production capacity and product portfolio as quickly as we planned. While our goal is to negotiate contracts with engineering, procurement and construction firms that minimize risk, any delays or cost overruns we encounter may result in the renegotiation of our construction contracts, which could increase our costs.

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

To date, all our revenue has been derived from the sale of our bio-succinic acid through product and market development efforts related to our bio-succinic acid product, and we have not made sales of any other products. In order to generate sales of our bio-succinic acid and any future products, we must be able to reduce our production costs and produce sufficient quantities of our products, both of which are dependent on our ability to build commercial-scale manufacturing operations. If we are not successful in constructing and operating planned manufacturing facilities or otherwise increasing our manufacturing capacity, developing products that meet our customers’ specifications and further advancing our existing commercial arrangements with strategic partners, we will be unable to generate meaningful revenue from the sale of our products. In addition, we depend, and expect to continue to depend, on a limited number of customers for sales of our bio-succinic acid. During the year ended December 31, 2014, 47% our sales were to International Flavor and Fragrances, Inc., or IFF, Brenntag AG, or Brenntag and Olon Italy. During the year ended December 31, 2013, 64% our sales were to IFF, and Brenntag. In the future, a small number of customers may continue to represent a significant portion of our total revenue in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period. A loss of, or any credit issues related to, any of these customers could adversely affect our financial performance.

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

Based on our current operating plan, we anticipate that the net proceeds of our public offerings, equity contributions from Mitsui, the loan from Tennenbaum Capital Partners LLP, or TCP, a combination of government grants, interest-bearing and interest-free loans and our existing cash and cash equivalents, will be sufficient to enable us to maintain our currently planned operations, including the funding of the construction of our planned facility in Sarnia, Ontario. We have no additional committed external sources of funds. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to halt construction or delay capital expenditures on our planned facility in Sarnia, Ontario, and reduce or delay operating expenses as deemed appropriate in order to conserve cash.

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

We are continually working to lower our operating costs, improve our product performance, increase our speed to market and access new markets. As a result, we have made and will continue to make changes we believe will accomplish these goals. For example, we transitioned from an E. coli organism to our yeast for our planned Sarnia facility operations. In addition, we have expanded the breadth of products we are seeking to commercialize, and entered into a number of early stage partnerships and collaborations related to those products, that we believe will significantly increase our accessible market. We can give no assurances that these and other changes we make will yield the benefits we expect and will not have adverse impacts that we did not anticipate. If these changes are not successful, we may incur additional costs, experience reputational and competitive harm and our business, financial condition and results of operations may be materially and adversely affected.

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

We have entered into a joint venture agreement with Mitsui for the financing and construction of our planned facility in Sarnia, Ontario. We have commenced construction and expect this facility to be mechanically complete in the second quarter of 2015. We may work with Mitsui to build and operate an additional BDO plant in the future.  We may not be able to maintain our partnership with Mitsui if it decides not to go forward based on certain rights granted to it in our agreement.  Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value if the cost of the Sarnia facility is greater than $140 million and we cannot provide the additional funds needed to complete the facility. In the event of an occurrence of a dissolution event until December 31, 2020 the same rights apply and Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value. The dissolution events giving Mitsui this right are: (i) the Sarnia plant not being operational by January 31, 2016, (ii) cumulative losses accrued from 2016 through 2020 exceeding 75% of paid in capital, (iii) no after-tax profit earned in any three consecutive years from 2016 onwards, and (iv) any act of insolvency, bankruptcy, or similar event. Until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a discount of 50% to the cumulative investment value.

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

Our operations are dependent upon certain raw materials and utilities, principally sugars, hydrogen, steam and electricity, which make us vulnerable to supply availability and price fluctuations.

We are vulnerable to the supply availability and price fluctuations of certain raw materials and utilities, principally sugars, hydrogen (in the production of BDO and THF), steam and electricity. In many cases, we do not have long-term supply agreements in place, which may result in supply problems in the future. For example, we have not yet finalized supply agreements for the required feedstock or carbon dioxide for our planned facility in Sarnia, Ontario. Our operations may also be adversely impacted by the failure of our suppliers to follow specific protocols and procedures or comply with applicable regulations, equipment malfunctions and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on third-party suppliers also subjects us to other risks that could harm our business, including that:

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

We intend to introduce new organisms and feedstocks into our processes and are working to increase our conversion yields, feedstock flexibility, manufacturing efficiency and product range through our research and development efforts and strategic partnerships. In partnership with Cargill, we developed a yeast that we expect will have higher yields and less contamination risk than the E. coli bacterium we used in the French demonstration plant. We may not, however, succeed in adopting our yeast for use in Sarnia for a number of reasons, including our inability to adapt our purification process for our yeast, the failure of our yeast to produce products that meet the quality standards of our customers and a higher than expected production cost as a result of using our yeast. We plan to use our yeast in the Sarnia facility and future facilities. When we do, the transition may not be as seamless as we expect, and our yeast may require different operating conditions or otherwise differ from our expectations. We also plan to expand the range of feedstocks we use from the fermentable sugars from the hydrolysis of starch from a wheat wet mill used in the large-scale demonstration facility in France to fermentable sugars from corn wet mills in our planned facility in Sarnia, Ontario.

We may face unexpected challenges when we run our second-generation purification process and yeast fermentation process in our Sarnia facility.

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

We have significantly expanded our business since our inception and have grown to 74 full-time employees as of December 31, 2014. We currently conduct our business in several countries, including the United States and Canada, and we expect to continue to expand geographically in the future. We expect our growth to continue and accelerate in connection with our expansion strategy. As our operations continue to expand, we will need to continue to manage multiple locations and additional relationships with various third parties. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our anticipated growth and expanding our operations will require us to do, among other things, the following:

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

 If the recent decline in the price of petroleum and petroleum-based succinic acid and other chemicals continues, the gross margins and or the demand for our products may decrease.

The bio-succinic acid we produce is a renewable alternative to petroleum-based succinic acid. Based on our current financial modeling with respect to our planned facility in Sarnia, Ontario, we anticipate that if the price of oil falls below $35 per barrel for a sustained period of time and corn prices are $6.50 per bushel or higher, the resulting selling price of our succinic acid would result insignificantly lower gross margins and we may be unable to compete on price with petroleum-based succinic acid products, which would adversely impact our operating results. World prices for oil have fluctuated widely in recent years. For example, during the last five years the market price per barrel of West Texas Intermediate crude oil ranged from a low of $44.45 to a high of $112.93 and was $47.05 on March 12, 2015. We expect that prices will continue to fluctuate in the future. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or dissuade potential customers from entering into long-term agreements with us to buy our products.

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

We are currently building and plan to operate a manufacturing facility in Sarnia, Ontario as well as additional manufacturing facilities in the future. Our international business operations are subject to a variety of risks, including:

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

We plan to build and operate manufacturing facilities strategically located throughout the world near sources of feedstock and our target markets. The operation of facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, tsunamis, epidemics and nuclear disasters. Our facilities and the manufacturing equipment we use would be very costly to replace and could require substantial lead time to repair or replace. In addition, telecommunications failures or other systems interruptions, such as computer viruses or other cyber-attacks, at any of the locations in which we do business could significantly disrupt our operations, laboratory processes and delay shipments to our customers. Even in the absence of direct damage to our operations, large disasters, terrorist attacks, systems failures or other events could have a significant impact on our partners’ and customers’ businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners’ or customers’ businesses, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

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

We obtained requisite regulatory approvals for use of E. coli in the large-scale demonstration facility we operated in Pomacle, France as well as in our research and development operations in the United States and Canada. In addition, the Cargill yeast we have licensed has been approved for use in the United States for the production of lactic acid. Although we have implemented safety procedures for the disposal of these materials and waste products to comply with these laws and regulations, we cannot be sure that our safety measures are compliant or capable of eliminating the risk of accidental injury or contamination from the use, generation, manufacture, or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes.

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

As of December 31, 2014, we had approximately $98.2 million of federal tax net operating loss carryforwards, or NOLs. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined in Section 382 of the Code) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not performed a detailed analysis to determine whether an ownership change has occurred after each of our previous issuances of common stock and warrants. In addition, if we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. Furthermore, we operate both in the United States and in certain jurisdictions outside the United States. Our non-U.S. operations in Canada and in Luxembourg may in the future generate taxable income that is subject to income or other taxes in the jurisdictions in which those operations are conducted. As of December 31, 2014 we had approximately $5.5 million of NOLs in Canada. Each jurisdiction in which we operate may have its own limitations on our ability to utilize NOL or tax credit carryovers generated in that jurisdiction. Also, we generally cannot utilize NOLs or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of NOLs or tax credits in other jurisdictions.

Ethical, legal and social concerns about genetically engineered products and processes, and similar concerns about feedstocks grown on land that could be used for food production, could limit or prevent the use of our products, processes and technologies and limit our revenues.

Some of our processes involve the use of genetically modified organisms, or GMOs. The use of GMOs is subject to laws and regulations in many countries, some of which are new and some of which are still evolving. In the United States, the Environmental Protection Agency regulates the commercial use of GMOs as well as potential products from the GMOs. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and GMOs could influence public acceptance of our technology and products.

While our bacterium licensed from entities funded by DOE has been approved for commercial use in France, the United States and Canada, and has been given the lowest classification in terms of risk, our ability to commercialize this bacterium in other countries and to develop and commercialize new organisms, such as our yeast, could be limited by the following factors:

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

We are a party to certain license agreements that provide us with the right to practice key technology used in our business. For example, we have entered into license agreements with UT-Battelle, LLC, or UT-Batelle, and UChicago Argonne, LLC, or UChicago Argonne, for the E. coli bacterium to produce bio-succinic acid, Cargill for our yeast that is being developed to produce bio-succinic acid, DuPont for catalysts and methods for converting our bio-succinic acid into bio-based 1,4 BDO, and Celexion for a procedure to make C6 compounds, such as adipic acid. All of these license agreements impose various obligations on us, including royalty payments and, in certain instances, milestone payments. If we fail to comply with these or other obligations, certain agreements provide that the licensors may have the right to terminate the license or convert the exclusive license to a nonexclusive license, in which case our competitors may gain access to these important licensed technologies, and we may be unable to develop or market products, technologies or processes covered by the licensed intellectual property. Often our licensors have the right to control the filing, prosecution, maintenance and defense of the licensed intellectual property and, if a third party infringes any of the licensed intellectual property, some of our licensors may control the resulting a legal or other proceeding against that third party to stop or prevent such infringement. As a result, our licensors may take actions or make decisions relating to these matters that could harm our business or impact our rights.

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

•

business interruptions, including disruptions in the production process at any facility where chemicals produced using our processes are manufactured as well as a result of changes in the technologies we employ, including our transition from our E. coli bacterium to our yeast;

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

Although we believe the dual listing of our common stock is beneficial for the liquidity of our common stock as it should permit a broader base of investors to purchase shares of our common stock in secondary trading, it may also adversely affect liquidity and trading prices for our common stock on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by investors of our shares from trading on one exchange to the other could result in increases or decreases in liquidity and/or trading prices on either or both of the exchanges. In addition, investors could seek to sell or buy our common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both our common stock prices on both exchange and the volumes of shares of our common stock available for trading on either exchange.

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

Our head office is located in Montreal, where we occupy a total of approximately 5,650 square feet of administrative office space under lease agreements amended to expire in May 2015. It was originally set to expire in May 2016 but we have signed a relocation extension for a total of 6,786 square feet, starting on June 1, 2015 to May 31, 2022. We have the option to extend the term of the lease for an additional five-year period.

We lease office space in Sarnia for our operations and administration employees under an agreement that was extended until May 2015.

We have entered into a joint venture agreement with Mitsui to construct a production facility in Sarnia, Ontario. We started commissioning and start-up in March 2015 we expect the construction of the initial phase to be complete during the second quarter of 2015, with an initial capacity of approximately 30,000 metric tons of bio-succinic acid. Our joint venture entity with Mitsui has purchased 11.25 acres of land for this facility, and has signed long-term steam and services agreements with LANXESS to serve the facility.

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

	Common Stock		Warrants
	High	Low	High	Low
Second Quarter 2013 (beginning May 9, 2013)	$10.05	$6.30	$1.00	$0.15
Third Quarter 2013	$7.75	$3.96	$0.99	$0.50
Fourth Quarter 2013	$8.23	$8.23	$1.14	$0.51

First Quarter 2014	$15.05	$7.37	$3.13	$0.71
Second Quarter 2014	$12.99	$9.05	$2.88	$1.68
Third Quarter 2014	$15.29	$9.66	$2.79	$2.20
Fourth Quarter 2014	$10.80	$7.38	$2.74	$0.80

On March 13, 2015, the last reported sale price for our common stock on the NYSE was $8.92 per share, and the last reported sale price for our warrants was $1.68 per warrant.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any cash flow to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors our board of directors deems relevant. In addition, our credit facility contains covenants limiting our ability to pay dividends on our capital stock.

Stockholders

As of March 13, 2015, there were approximately 113 holders of record of our common stock (not including beneficial holders of stock held in street name).

Use of Proceeds from Public Offering of Common Stock

On May 9, 2013, the SEC declared effective our registration statement on Form S-1 (File No. 333-177917) in connection with our initial public offering, pursuant to which we registered an aggregate of 8,000,000 units, each unit consisting of one share of common stock and one warrant to purchase half of one share of common stock, as well as a maximum of 1,200,000 additional units to cover over-allotments, if any. Each warrant is exercisable during the period commencing on August 8, 2013 and ending at 5:30 p.m. on May 9, 2017 at an exercise price of $11.00 per whole share of common stock. The underwriters were Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Société Générale and Pacific Crest Securities LLC. Following the sale of the units in connection with the closing of our initial public offering, the offering terminated.

Our net proceeds from the sale of units in this offering were approximately $71.7 million, based upon an initial public offering price of $10.00 per unit, and after deducting underwriting discounts and commissions (of approximately $5.6 million) and offering expenses (of approximately $2.5 million) payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We received these proceeds at a closing held on May 14, 2013. We used and intend to use the net proceeds of our initial public offering as follows:

•

approximately $44.1 million for our capital contributions relating to the construction of the initial phase of our facility under construction in Sarnia, Ontario with an expected capacity of 30,000 metric tons; and

•

the balance for working capital and other general corporate purposes, which will also include expenses and costs associated with being a public company as well as certain interest and principal payments as they come due under our government loans and our credit facility with TCP.

The approximately $44.1 million for our capital contributions relating to the construction of the initial phase of our Sarnia facility has been reduced from the initial estimate of $63.0 million, as set forth in our final prospectus, dated May 9, 2013, filed with the SEC pursuant to Rule 424(b), as a result of our receipt of additional low-interest loans from Canadian governmental agencies discussed elsewhere in this Annual Report on Form 10-K and the related foreign exchange fluctuation on these Canadian dollar loans. Other than the reduction in our capital contributions, there has been no other material changes in the planned use of proceeds from our initial public offering from that described in our final prospectus, dated May 9, 2013, filed with the SEC pursuant to Rule 424(b).

Sales of Unregistered Securities

During the year ended December 31, 2014, we issued an aggregate of 6,930 shares of common stock pursuant to the exercise of unregistered warrants to acquire common stock, pursuant to which exercise we received an aggregate of $23,433. The issuance of the shares was exempt from registration by virtue of Section 4(a)(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2014, we issued an aggregate of 20,046 shares of common stock pursuant to the cashless exercise of unregistered warrants to acquire common stock having a weighted average exercise price of $5.74 per share. The issuance of the shares was exempt from registration by virtue of Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2014.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the year ended June 30, 2010, the six months ended December 31, 2010 and the year ended December 31, 2011, and as of December 31, 2012, 2011 and 2010 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	12 Months ended December 31, 2014	12 Months ended December 31, 2013	12 Months ended December 31, 2012	12 Months ended December 31, 2011	6 Months ended December 31, 2010	12 Months ended June 30, 2010
	(in thousands, except share and per share data)
Revenues
Licensing revenue from related parties(1)	$—	$—	$—	$—	$75	$966
Product sales	1,543	2,665	2,291	560	—	—
Total revenues	1,543	2,665	2,291	560	75	966
Cost of goods sold	6,044	2,689	1,746	837	—	—
Gross (loss) profit	(4,501)	(24)	545	(277)	75	966
Operating expenses
General and administrative	10,655	9,757	11,665	6,776	1,590	1,543
Research and development, net(2)	15,156	16,579	20,417	16,717	4,841	1,458
Sales and marketing	4,482	4,730	4,193	2,471	103	59
Depreciation of property and equipment and amortization of intangible assets	260	1,165	2,116	522	264	484
Impairment loss and write-off of intangible assets	—	8,619	1,213	—	—	—
Foreign exchange (gain) loss	151	306	50	99	(26)	121
Operating expenses	30,704	41,156	39,654	26,585	6,772	3,665
Operating loss	35,205	41,180	39,109	26,862	6,697	2,699
Amortization of deferred financing costs and debt discounts	292	240	100	12	2	157
Financial charges (income) (3)	11,737	(7,433)	—	3,870	155	962
Loss (gain) on debt extinguishment	171	(314)	—	—	—	—
Interest revenue from related parties	—	—	—	—	(73)	(89)
Equity participation in losses of equity method investments(4)	—	15	274	—	1,548	4,340
Other income	(183)	—	—	—		—
Gain on re-measurement of Bioamber S.A.S.(4)	—	—	—	—	(6,216)	—
Loss before income taxes	47,222	33,688	39,483	26,585	2,113	8,069
Income taxes	75	103	55	108	—	—
Net loss	$47,297	$33,791	$39,538	$30,852	$2,113	$8,069
Net loss attributable to:
BioAmber Inc. shareholders	$46,422	$33,218	$39,351	$30,621	$2,011	$7,992
Non-controlling interest	875	573	187	231	102	77
	$47,297	$33,791	$39,538	$30,852	$2,113	$8,069
Net loss per share attributable to BioAmber Inc. shareholders—basic(5)	$2.32	$2.13	$3.82	$3.89	$0.45	$2.75
Weighted-average of common shares outstanding— basic	20,016,180	15,590,814	10,296,633	7,864,371	4,497,258	2,905,876

(1)

Consists of licensing fees charged to Bioamber S.A.S. prior to our acquisition of control of Bioamber S.A.S. effective October 1, 2010. BioAmber S.A.S was liquidated into BioAmber Inc. on December 29, 2014.

(2)	Research and development expenses include some costs of production related to product development and are net of research and development tax credits.
(3)

Financial charges consist primarily of accreted interest on convertible notes we issued in June 2009 and November 2010 and which were subsequently converted to shares of common stock. Financial charges also include the recording of the increases in fair value of contingent consideration in connection with the acquisition of Sinoven and held in escrow until September 30, 2011. This escrow was modified on October 1, 2011 when we acquired the remaining 25% ownership of Sinoven and on March 1, 2013 pursuant to entering into a Termination and Release Agreement. For the year ended December 31, 2014 and

December 31, 2013, financial charges (income), include interest on long-term debt, end of term charge accretion from the HTGC loan, and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with the IPO completed on May 9, 2013.

(4)

Until October 1, 2010, when we acquired control of Bioamber S.A.S., we recorded our share of Bioamber S.A.S.’s losses in excess of the investment’s book value. Upon completion of our acquisition of Bioamber S.A.S., the 50% held equity interest, net of long-term accounts receivable from Bioamber S.A.S., was re-measured to its estimated fair value resulting in a gain of $6,216,000 in the six months ended December 31, 2010. BioAmber S.A.S was liquidated into BioAmber Inc. on December 29, 2014.

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Cash	$51,043	$83,728	$25,072	$47,956	$1,268
Working capital	34,192	77,150	22,162	44,910	(2,438)
Total assets	152,440	114,079	50,004	68,096	20,879
Long-term debt, including current portion	37,631	29,730	2,600	255	—
Total liabilities	70,721	46,945	12,206	8,681	7,024
Accumulated deficit	(161,466)	(115,044)	(81,826)	(42,475)	(11,854)
Shareholders’ equity	57,529	67,134	37,798	59,415	13,855

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Additional Information

Our investors and others should note that we announce material financial and other information using our company website (www.bio-amber.com), our investor relations website (investor.bio-amber.com), SEC filings, press releases, public conference calls and webcasts. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.  Information about BioAmber, its business, and its results of operations may also be announced by posts on the following social media channels:

●	BioAmber’s Twitter feed (www.twitter.com/BioAmber)
●	BioAmber’s Facebook feed (www.facebook.com/bioamber)
●	BioAmber’s LinkedIn feed (www.linkedin.com/company/bioamber-inc.)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in BioAmber to review the information that we post on these social media channels. These channels may be updated from time to time on BioAmber’s investor relations website.

Overview

We are an industrial biotechnology company producing sustainable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into sustainable chemicals that are cost-competitive replacements for petroleum-derived chemicals, which are used in a wide variety of everyday products including plastics, resins, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We intend to produce bio-succinic acid that is cost-competitive with succinic acid produced from petroleum at our facility under construction in Sarnia, Ontario. We produced our bio-succinic acid in a large-scale demonstration facility using a 350,000 liter fermenter in Pomacle, France, which we believe to be among the largest bio-based chemical fermenters in the world.

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel, based on management’s estimates of production costs at our planned facility in Sarnia, Ontario and an assumed corn price of $6.50 per bushel. While we can provide no assurance that we will be able to secure corn at $6.50 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our planned facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.68 per bushel to a high of $8.44 per bushel. As of March 13, 2015, the spot price was $3.59 per bushel and the six month forward price was $3.88 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.054 per pound change in our variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We are currently building our first facility in cooperation with Mitsui in Sarnia, Ontario. We began commissioning and start-up in March 2015 and we expect this facility to be mechanically complete in the second quarter of 2015. We also intend to build and operate additional facilities over the next three to five years.

We manufactured our bio-succinic acid at a large-scale demonstration facility in Pomacle, France for over four years. We shipped commercial quantities to customers, such as shipments of one ton super sacks and container loads. We and our customers used the products produced at the facility as part of our efforts to validate and optimize our process and to continue to refine and improve our bio-succinic acid to meet our customers’ specifications. As we scale-up our manufacturing capacity and prepare to manufacture and commercialize, we expect the majority of our revenue will initially come from sales of bio-succinic acid. We also intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target additional high value-added products, such as bio-based 1,4 Butanediol (BDO), bioplastics, de-icing solutions and plasticizers. In addition, we are also working to expand our product portfolio to additional building block chemicals, including adipic acid and caprolactam.

On May 9, 2013, we raised net proceeds of $71.7 million from the initial public offering of our equity securities.  In addition, on June 27, 2013, we received net proceeds of $24.2 million from a three-year term loan with Hercules Technology Growth Capital, or HTGC.  On July 21, 2014, we completed the initial closing of a secondary public offering and issued 2,800,000 shares of common stock, at a public offering price of $12.00 per share, with an option to the underwriters to purchase an additional 420,000 shares of common stock at the public offering price, less underwriting discounts and commissions.  This option to purchase additional shares was subsequently fully exercised, and on July 24, 2014, we completed the sale of these additional shares, bringing the gross aggregate proceeds from the second public offering to approximately $38.6 million. We received approximately $36.0 million in net proceeds from the second public offering, after deducting underwriting discounts and commissions and expenses payable by us.

As of December 31, 2014, we had raised an aggregate of $221.6 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes.

Manufacturing Expansion Plan

In order to support our growth strategy, we have begun to rapidly expand our manufacturing capacity. We entered into a joint venture with Mitsui to finance, build and operate a manufacturing facility in Sarnia, Ontario through our BioAmber Sarnia subsidiary in which we own a 70% equity interest and Mitsui owns the remaining 30%. The joint venture agreement, which was entered into on November 2, 2011 and subsequently amended on January 24, 2014, also establishes our non-binding intent to build and operate a BDO and/or an additional succinic acid production facility with Mitsui, which we expect to occur by the end of 2017. As part of the amendment, Mitsui increased its maximum capital commitment to the project from $23.7 million to $45.6 million in order to maintain a 30% equity stake in the joint venture. In exchange, Mitsui obtained the right to sell us back its shares in the Sarnia joint venture under certain specific circumstances: (i) Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value if the cost of the Sarnia facility is greater than $140 million and we do not provide the additional funds to complete the facility, with a corresponding increase in our pro rata share of the joint venture; (ii) in the event of an occurrence of a dissolution event of the joint venture until December 31, 2020, Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value, with the dissolution event consisting of the Sarnia plant not being operational by January 31, 2016, cumulative losses accrued from 2016 through 2020 exceeding 75% of paid-in capital, no after-tax profit earned in any three consecutive years from 2016 onwards, and any act of insolvency, bankruptcy, or similar event, and (iii) until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a 50% discount to their investment value.

For future facilities, we expect to enter into agreements with minority interest partners and we intend to partially finance these facilities with debt. We expect to fund the remaining costs of our initial phase of our facility under-construction in Sarnia, Ontario using available cash, a portion of the $71.7 million in net proceeds from the initial public offering of our equity securities, which was completed on May 9, 2013, equity from our partner Mitsui, interest free and low-interest loans, government grants and the net proceeds of approximately $36.0 million from second public offering. For future facilities, we currently expect to fund the construction of these facilities using internal cash flows, partner equity, project financing and we may also require fundraising through the capital markets.

We also expect to grow our revenue base by developing new value-added applications and derivative products. On January 22, 2014, we entered into a take-or-pay supply contract with Vinmar International Ltd., or Vinmar, to supply BDO from a planned facility of 100,000 metric ton, or MT. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2017. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. BDO is a building block chemical that is used in a wide range of products, including engineering plastics for the automotive industry, polyurethanes, biodegradable plastics, and spandex. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement. We believe the current size of the global BDO market is approximately $4 billion. We produce BDO by combining our succinic acid technology with a catalyst technology licensed from DuPont. We believe our bio-based BDO is cost competitive with petroleum-derived BDO. To date, we have validated the high quality of our BDO with over 20 purchasers of petroleum-derived BDO.

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

Sarnia Facility

The first facility we are currently building in partnership with Mitsui is located in a bio-industrial park in Sarnia, Ontario. We began commissioning and start-up in March 2015 and we expect this facility to be mechanically complete in the second quarter of 2015. The facility is being constructed to have an initial projected capacity of 30,000 MT of bio-succinic acid and could subsequently be expanded to produce another 20,000 MT of bio-succinic acid. Completion of this initial phase of our facility under-construction in Sarnia is expected to cost approximately $125.0 million, which we plan to fund through capital contributions of $40.6 million and $17.4 million from us and from Mitsui, respectively, and an additional CAD$72.0 million ($64.2 million) in interest free and low-interest loans and governmental grants that have been committed, subject to our meeting certain milestones, by various governmental authorities in Canada. The milestones vary depending on the government grant or loan. We have received loans and grants proceeds from Canadian government agencies of CAD$33.9 million as of December 31, 2014.

Additional Facilities

Our agreement with Mitsui contemplates the potential construction and operation of an additional manufacturing facility. We have entered into a take-or-pay contract with Vinmar to purchase 100% of a planned 100,000 MT per year BDO facility in North America, to be expanded by an additional 70,000 MT per year of succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years. In addition, Vinmar plans to invest at least 10% in the equity of the facility and will help us to secure other funding to construct the planned facility. We anticipate that Vinmar and other potential parties will be equity partners in this facility, but we may also seek low interest loans and government grants to fund the facility, which would substantially reduce our equity funding requirement. Based on current estimates and assumptions, we expect our second manufacturing facility to have a projected initial BDO capacity of 100,000 MT and bio-succinic acid capacity of 70,000 MT with construction costs of approximately $500.0 million. This facility is expected to be mechanically complete in early 2018.

Our second take-or-pay contract with Vinmar also commits to off-take 75% of the production from a third bio-succinic acid plant with 200,000 MT per year capacity that we plan to commission in 2020.  As part of the BDO take-or-pay agreement, Vinmar has an option to secure 100% of the output from a fourth manufacturing facility that would produce 100,000 metric tons of BDO per year and would be commissioned in 2022 or 2023.

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

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new value-added applications and derivative products. The supply agreement we signed with PTTMCC Biochem Company Limited, or PTTMCC Biochem, on April 18, 2014 is an example of market development in new applications, and we expect to sign additional supply agreements in other new applications such as artificial leather, plasticizers, polyurethanes, personal care products and foams and heat transfer fluids, prior to Sarnia starting production. We also plan to develop and commercialize derivatives of succinic acid, such as BDO, and to target large and established chemical markets such as adipic acid, where succinic acid can partially substitute the incumbent chemical. Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we are developing our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. On January 22, 2014, we entered a take-or-pay supply contract with Vinmar to supply BDO from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2018. We entered into a second take-or-pay agreement with Vinmar on July 3, 2014 for an additional 70,000 MT per year of bio-succinic acid, with Vinmar off-taking 70% of the bio-succinic acid produced for 15 years. Our second take-or-pay contract withVinmar also commits them to off-take 75% of the production from a third bio-succinic acid plant with 200,000 MT per year capacity that we plan to commission in 2020.

We are also engaging in a collaborative process with our customers to test and optimize new applications and derivative products such as BDO in order to ensure that they meet specifications in each of their potential applications. We will continue to seek to establish supply agreements and distribution agreements with strategic customers as we expand our markets and product offerings after Sarnia has been commissioned. For example, we recently entered into a five year exclusive supply agreement with Xuchuan Chemicals, a global leader in polyester polyols, to supply bio-based succinic acid from our Sarnia facility to be used in manufacturing cast polyurethane elastomers. Xuchuan is initially launching Polyurethane (PU) systems for cast polyurethane elastomers (CPU) made with bio-succinic acid. CPU is used in applications including automotive instruments, caster wheels, industrial and mining equipment, power tools, industrial tires, coating rolls, drive belts, mold makers and hoses. By replacing adipic acid with succinic acid, Xuchuan has produced CPUs that offer better properties: they are more abrasion/scratch resistant and more resistant to solvents. Other applications for our bio-based succinic acid include resins for shoe soles and synthetic leather.

Production capacity. Our ability to further lower our production costs and drive customer adoption of our product is dependent on our manufacturing expansion strategy. In particular, in our planned facility in Sarnia, Ontario, we expect to benefit from significantly lower operating expenses than those in the large-scale demonstration facility in Pomacle, France due to lower expected raw material, utility and other costs. For example, our 2014 costs of glucose from wheat used in the large-scale demonstration facility we operated in Pomacle, France was 110% higher than the expected costs of glucose from corn wet millers to be used in our planned facility in Sarnia, Ontario. Our 2014 cost of steam in Pomacle, France was 275% higher than the expected cost in Sarnia, Ontario. We also project direct labor costs, electricity costs and other raw material costs in Sarnia, Ontario, to be lower than in Pomacle, France. If we were to adjust the current costs of goods sold in the large-scale demonstration facility we operated in Pomacle, France for the lower expected raw material and utility costs, the economies of scale and the engineering design improvements we have incorporated into our planned facility in Sarnia, Ontario, our gross profit from products sold would increase significantly. As a result, we expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $35 per barrel. We expect to further reduce costs by the transition from our E. coli-based technology to our yeast-based technology and by implementing on-going process improvements. We intend to capitalize on our first-to-market advantage by rapidly expanding our production capacity and building additional facilities. Our results will be impacted by the speed with which we execute on this strategy and the capital costs and operating expenses of each of these facilities.

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

Recent Developments

Vinmar Take-or-Pay Agreements

On January 22, 2014, we entered into a take-or-pay supply contract with Vinmar, to supply BDO from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in early 2018. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO under the terms of the take-or-pay agreement.

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

Joint Venture with Mitsui and Co. Ltd.

On January 24, 2014, we signed an amended and restated joint venture agreement with Mitsui. The amendment contained several provisions designating each party’s rights and obligations with respect to funding, construction and operation of the 30,000 MT bio succinic acid facility in Sarnia using the yeast technology and a potential future facility. Mitsui invested an additional CAD$9.0 million of equity on January 29, 2014 in BioAmber Sarnia maintaining its 30% ownership. Certain changes made by the amendment, among others included a removal of exclusivity restrictions for constructing future facilities for succinic acid and or BDO, an increase in total cash committed to the project by Mitsui under certain conditions, the possibility for additional strategic partners to participate in the Sarnia project or future projects with Mitsui and BioAmber, and made changes to both party’s rights and obligations under the buy/sell provisions of the Agreement.

On August 15, 2014, Mitsui invested an additional $16.5 million (CAD$18.0 million) of equity in BioAmber Sarnia and maintained their 30% ownership.

Loan from Agriculture Canada

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan, with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million for the AgriInnovation Program. This loan provides for progressive disbursements as eligible costs are incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025 and contains various legal and financial covenants ordinarily found in such government agency loan agreements. As of December 31, 2014, we have received $6.3 million (CAD$7.3 million).

Supply Agreements for Bio-Succinic Acid Produced at Sarnia Facility

On April 18, 2014, we entered into a three year supply agreement with PTT MCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical Corporation that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and BDO. PTTMCC is constructing a PBS plant in Thailand that is expected to be operational in the first half of 2015 and consume approximately 14,000 tons of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTTMCC’s total bio-succinic needs until the end of 2017, with approximately 50% of the total purchases under take-or-pay terms. We also entered into a second take-or-pay agreement with Vinmar on July 3, 2014, for 10,000 tons per year for 15 years from the Sarnia plant. These are two of many potential customers and applications that we are targeting for the bio-succinic acid that we plan to produce at our Sarnia facility, and we expect to enter into additional definitive supply agreements in advance of mechanical completion in the second quarter of 2015. These supply agreements reflect our ongoing efforts to expand the succinic acid addressable market into new applications such as PBS.

We have also entered into several agreements and MOUs that contemplate, but do not obligate, us to supply approximately 144,000 metric tons of bio-succinic acid, and, as we continue construction of our planned facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers.

On October 2, 2014, we entered into a five year, exclusive supply agreement with Xuchuan Chemicals, a global leader in polyester polyols, to supply bio-based succinic acid to be used in manufacturing cast polyurethane elastomers. The contract will run from 2015 through to the end of 2019.

Comerica Bank, Export Development Canada and Farm Credit Canada Senior Secured Term Loan

On June 20, 2014, our BioAmber Sarnia joint venture signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada, for a senior secured loan in the principal amount of CAD$20.0 million. The loan will bear interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning three months after the completion of the commissioning and start-up phase of the Sarnia plant, but at the latest on June 30, 2015. The disbursement of the loan, net of a 2.5% upfront loan fee, is subject to customary conditions, including continued progress on the construction of the Sarnia plant, which are expected to be met in March 2015. Until drawdown of the CAD$20.0 million term loan, BioAmber Sarnia will pay a 1.0% per annum commitment fee on the undrawn amount.

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

Repayment of HTGC loan

On December 17, 2014, we voluntarily paid off the outstanding balance and terminated our loan agreement with HTGC. The payoff amount of $22.4 million included the outstanding principal amount of $19.2 million, an end of term charge of $2.9 million, a prepayment fee of $192,000, accrued interest of $123,000, and other legal fees.  In connection with such repayment, HTGC terminated its security interest in our assets which were subject to the loan agreement.

Tennenbaum Capital Partners (TCP) loan

On December 17, 2014, we entered into a Loan and Security Agreement (the “Agreement”) with funds managed by TCP. The proceeds received were used to repay in full, the Loan and Security Agreement with HTGC that was entered into on June 27, 2013, and for general corporate purposes.

Pursuant to the Agreement, TCP agreed to make a senior secured term loan of $25 million (the “Facility”), which was funded on December 18, 2014, net of a 2.0% commitment fee. The term loan is repayable over 36 months after closing at a floating interest rate per annum that is the greater of 9.50% or the 3 month LIBOR rate plus 9.27%, and is subject to an end of term charge of 8.25% based on the $25 million loaned (the “End of Term Fee”) payable on the date on which the term loan is paid or becomes due and payable in full. There will be an initial interest-only period until September 30, 2015, which may be extended for a first additional period of three months and a second additional period of six months, subject to certain conditions.  At our option, we may prepay some or all of the loan balance, subject to a prepayment fee equal to 3% of the amount prepaid during the term of the Agreement (and a pro rata portion of the End of Term Fee if the prepayment is less than the full amount of the Facility).

The loan obligations are secured by a security interest on substantially all of our assets (subject to certain exceptions), including our intellectual property, but excluding certain identified licenses from third parties and our equity interest in our subsidiary, BioAmber Sarnia subject to the conditions specified in the Agreement. The security interest does not apply to any assets owned by BioAmber Sarnia, the entity that will own our Sarnia facility.

Financial Operations Overview

Revenue

Revenue comprises the fair value of the consideration received or receivable for the sale of products and services in the ordinary course of our activities and is presented net of discounts.

We expect revenue to grow as our sales and marketing efforts continue and our planned facility in Sarnia, Ontario reaches the commercial production stage during the second quarter of 2015. We currently sell products manufactured in Pomacle, France, where our access to this facility was extended through the end of 2014.

Cost of Goods Sold

Cost of goods sold consists of the cost to produce finished goods at the large-scale demonstration facility in Pomacle, France under a tolling arrangement that ended on December 31, 2014.  For the year-ended December 31, 2014, the cost of goods sold also includes an inventory reserve due to the Pomacle production costs being higher than the market price. The costs to produce product in this facility was higher than we expect to incur in the future at Sarnia due to the higher raw material costs such as sugar and utilities, the amount of fixed costs relative to the total production capacity available to us, and the inefficiencies created by the need to stop production from time to time to allocate the capacity to other parties. Going forward, from the succinic-acid produced in Sarnia, we expect our cost of goods sold as a percent of revenues to decrease as we will transition from a demo plant production to a full scale commercial production and will benefit from efficiencies in utilizing our yeast in our fermentation process at our Sarnia facility.

Operating Expenses

Operating expenses consist of general and administrative expenses, research and development expenses, net, sales and marketing expenses, depreciation of property and equipment, amortization of intangible assets, impairment losses, write-offs of property and equipment and intangible assets and foreign exchange gains and losses.

General and Administrative Expenses

General and administrative expenses consist of personnel costs (salaries, and other personnel-related expenses, including stock-based compensation), recruitment and relocation expenses, accounting and legal fees, business travel expenses, rent and utilities for the administrative offices, web site design, press releases, membership fees, office supplies, corporate insurance programs, administration expenses related to our Sarnia facility, and other miscellaneous expenses.

We expect these expenses to increase in the future as we hire additional management and operational employees to respond to a growing revenue base and add infrastructure to support it, expand our finance and administration staff, and incur additional compliance and related costs associated with being a public company.

Research and Development Expenses, Net

Research and development expenses, net consist primarily of fees paid for contract research and internal research costs in connection with the development, expansion and enhancement of our proprietary technology platform. These costs also include personnel costs (salaries and other personnel-related expenses, including stock-based compensation), expenses incurred in our facility located in Plymouth, Minnesota, laboratory supplies, research consultant costs, patent and trademark maintenance costs, royalties, professional and consulting fees and business travel expenses. It also includes development costs for bringing our Sarnia facility in line for production.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our office furniture, research and development equipment and computer equipment and software, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of the amortization of certain in-process research and development acquired technology, patents technology license, which are amortized using the straight-line method over their estimated useful lives. We expect depreciation of property and equipment to increase significantly as our planned manufacturing facilities are put into use. As of December 31, 2014, we received $29.2 million in government grants and loans in relation to our facility in Sarnia, Ontario, of which, $14.4 million was applied as a reduction of construction in-progress. This will result in reduced depreciation expense over the useful life of the asset.

Foreign Exchange Loss

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

Financial Charges (Income), Net

Financial charges (income), include interest on long-term debts, end of term accretion charge from the HTGC, interest revenue and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with our initial public offering, or IPO completed on May 9, 2013.

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

Income Taxes

We are subject to income taxes in Luxembourg, the United States and Canada. We have incurred significant losses and have not generated taxable income in these jurisdictions, with the exception of Canada. In the future, we expect to become subject to taxation based on the statutory rates in effect in the countries in which we operate and our effective tax rate could fluctuate accordingly. We have incurred net losses since our inception and have not recorded any federal, state or foreign current income tax provisions other than for unrecognized tax benefits since inception, except a recovery of income taxes in the 258 day period ended September 30, 2009. We have a full valuation allowance against our net deferred tax assets. Additionally, under the U.S. Internal Revenue Code, our net operating loss carryforwards and tax credits may be limited if a cumulative change in ownership of more than 50% is deemed to have occurred within a three year period. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous issuances of shares of common stock and warrants.

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

Our critical accounting policies are in the annual consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report on Form 10-K.These are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Intangible assets

Costs incurred in obtaining patents are capitalized and amortized on a straight-line basis over their estimated useful lives of between 8 and 15 years. Our patent portfolio was acquired as part of the spin-off transaction with DNP and the acquisition of Sinoven  Biopolymers Inc. and Bioamber SAS. The cost of servicing the patents is expensed as incurred.

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

Government grants

We have entered into arrangements to receive government grants and government loans from which a portion of the proceeds was recorded as grants (refer to Part II, Item 8, Note 8—Long-term debt), that relate primarily to the construction of facilities. Government grants are recognized when there is reasonable assurance that the grant will be received and that the conditions of the grant have been complied with. Government grants received in advance of complying with the conditions of the grant are deferred until all conditions are met. Government grants related to property and equipment are recorded as a reduction of the cost of the asset and result in reduced depreciation expense over the useful life of the asset. Government grants that relate to expenses are recognized in the income statement as a reduction of the related expense or as a component of other income.

Stock-based compensation

We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Stock options are granted to employees and consultants at exercise prices equal to the estimated fair value of our stock at the grant dates. Stock options generally vest over four years and have a term of ten years. Each stock option entitles the holder to purchase one share of common stock which comes from our authorized shares. Compensation expense is recognized over the period during which an employee is required to provide services in exchange for the award, generally the vesting period.

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

The Black-Scholes option pricing model requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price and closing price of the Company’s common stock on the date of grant. Due to the Company’s limited history of grant activity, the Company calculates its expected term utilizing the “simplified method” permitted by the Securities and Exchange Commission (“SEC”), which is the average of the total contractual term of the option and its vesting period. We calculate our expected volatility rate from the historical volatilities of selected comparable public companies within its industry, due to a lack of historical information regarding the volatility of our stock price. We will continue to analyze the historical stock price volatility assumption as more historical data for its common stock becomes available. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for zero coupon US Treasury notes with maturities similar to the option’s expected term. The expected dividend yield was assumed to be zero, as we have not paid, nor does it anticipate paying, cash dividends on shares of its common stock. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

Warrants

We account for warrants issued to purchase our common stock in accordance with FASB ASC 815 as equity, on our consolidated balance sheet at fair value upon issuance pursuant to their characteristics. Warrants accounted for as equity and are not subject to re-measurement at each balance sheet date. Warrants recorded as a liability are marked-to-market at each balance sheet date. We estimated the fair value of these warrants at the respective issuance date utilizing the Black-Scholes pricing model. The Black-Scholes pricing model requires a number of variables that require management judgment including the estimated price of the underlying instrument, the risk-free interest rate, the expected volatility, the expected dividend yield and the expected exercise period of the warrants. Our Black-Scholes assumptions are discussed in greater detail in “Part II, Item 8, Note 13—Share-Capital.”

The liability is presented as warrants financial liability in our consolidated balance sheet, and changes in the fair value of the warrants are reflected in the consolidated statement of operations as part of financial charges (income), net.

Recent accounting pronouncements

See Note 2 to the Consolidated Financial Statements (Part II, Item 8) for a description of recent accounting pronouncements.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Overview of Results of Operations for the Years Ended December 31, 2014 and 2013 (in thousands)

	Year Ended December 31,		Change
	2014	2013
	$	$	$	%
	(in thousands)
Total revenues	$1,543	$2,665	$(1,122)	-42%
Cost of goods sold	6,044	2,689	3,355	125%
Gross loss	(4,501)	(24)	(4,477)	18654%
Operating expenses
General and administrative	10,655	9,757	898	9%
Research and development, net	15,156	16,579	(1,423)	-9%
Sales and marketing	4,482	4,730	(248)	-5%
Depreciation of property and equipment and amortization of intangible assets	260	1,165	(905)	-78%
Impairment loss and write-off of property and equipment and intangible assets	—	8,619	(8,619)	-100%
Foreign exchange loss (gain)	151	306	(155)	-51%
Operating expenses	30,704	41,156	(10,452)	-25%
Operating loss	35,205	41,180	(5,975)	-15%
Amortization of deferred financing costs and debt discounts	292	240	52	22%
Financial charges (income), net	11,737	(7,433)	19,170	-258%
Loss (gain) on debt extinguishment	171	(314)	485	-154%
Equity participation in losses of equity method investments	—	15	(15)	-100%
Other expense (income), net	(183)	—	(183)	-100%
Loss before income taxes	47,222	33,688	13,534	40%
Income taxes	75	103	(28)	-27%
Net loss	47,297	33,791	13,506	40%
Net loss attributable to:
BioAmber Inc. shareholders	46,422	33,218	13,204	40%
Non-controlling interest	875	573	302	53%
	47,297	33,791	13,506	40%

Product sales

Product sales decreased from $2.7 million for the year ended December 31, 2013 to $1.5 million for the year ended December 31, 2014 due to a decrease in the average selling price, partially offset by an increase in the quantity of product sold.

Supply contracts generated $709,000 and $2,035,000 for the years ended December 31, 2014 and 2013, respectively. Non-contracted sales generated $834,000 and $630,000 of these revenues for the years ended December 31, 2014 and 2013, respectively.

Cost of goods sold

Cost of goods sold increased from $2.7 million for the year ended December 31, 2013 to $6.0 million for the year ended December 31, 2014. This increase is primarily due to a non-cash charge from an inventory reserve of $2.5 million and toll-manufacturing fixed cost charges of $1.2 million recorded as cost of goods sold.

General and administrative expenses

General and administrative expenses increased by $0.9 million to $10.7 million for the year ended December 31, 2014 as compared to $9.8 million for the year ended December 31, 2013. The increase is primarily due to a $0.6 million increase in stock-based compensation due to stock option cancellations in the second quarter of 2014 and additional costs related to compliance and public company operations, including professional fees, filing fees, payroll and related expenses.

Research and development expenses, net

Research and development expenses, net, decreased by $1.4 million to $15.2 million for the year ended December 31, 2014 as compared to $16.6 million for the year ended December 31, 2013. This was primarily due to (i) a decrease of $0.6 million resulting from the completion of the yeast development project with Cargill in 2013 (ii) $0.7 million in reduction of expense related to our adipic acid platform, and (iii) a decrease of $0.9 million related to the streamlining of the patent portfolio which decreased the expenses for filing and maintain patents. In addition, stock-based compensation expense decreased by $0.4 million due to the accelerated vesting of Sinoven’s stockholder shares of BioAmber and immediate vesting of certain stock options granted during the second quarter of 2013 upon the completion of the IPO, which was partially offset due to the stock option cancellations in the second quarter of 2014. These reductions were also partially offset by an increase in payroll costs that resulted from hiring additional personnel for our in-house research and development and engineering development work related to our Sarnia plant under construction.

Sales and marketing expenses

Sales and marketing expenses decreased by $248,000 to $4.5 million for the year ended December 31, 2014 as compared to $4.7 million for the year ended December 31, 2013. The decrease is primarily due to a decrease in outside market study expenses and a decrease in incentive remuneration.

Depreciation of property and equipment and amortization intangible assets

Depreciation of property and equipment and amortization of intangible assets expense decreased by $905,000 to $260,000 for the year ended December 31, 2014 as compared to $1.2 million for the year ended December 31, 2013. This decrease is due to the write-off of intellectual property (patent rights and licenses, and in-process research and development) during 2013, based on E. coli-technology.

Impairment loss and write-off of property and equipment and of intangible assets

There were no impairment loss or write-off of property and equipment and intangible assets expense during the year ended December 31, 2014. During the year ended December 31, 2013, as of result of approval from our board of directors to replace the E. coli technology in our production process with our yeast technology, we recorded a total impairment charge of $8.6 million related to the write-off of intellectual property based on E. coli technology, and the write-off of construction costs incurred in connection with the plant being built in Sarnia.

Foreign Exchange loss

The foreign exchange loss decreased by $155,000 to $151,000 for the year ended December 31, 2014 as compared to $306,000 for the year ended December 31, 2013. The decrease was driven mainly by the lower Canadian dollar cash balances in 2014 as compared to 2013, partially offset by a weaker Canadian Dollar versus the U.S. dollar during 2014 as compared to 2013.

Financial charges (income), net

Financial charges (income), net comprised of a loss of $11.7 million for the year ended December 31, 2014 as compared to an income of $7.4 million for the year ended December 31, 2013. This expense increase was due to the mark-to-market adjustment change of $17.5 million on the warrants that were part of the units issued in our IPO and the increase in the interest expense and the end of the term charge on HTGC loan for a total of $3.0 million, and the issuance costs of $1.1 million related to warrants issued during our IPO in 2013.

Equity participation in losses of equity method investments

Equity participation in losses of equity method investments decreased by $15,000 to nil for the year ended December 31, 2014, due to lower losses incurred by AmberWorks LLC, a joint venture that was formed on February 15, 2012.

Overview of Results of Operations for the Years Ended December 31, 2013 and 2012 (in thousands)

	Year Ended December 31,		Change
	2013	2012
	$	$	$	%
Total revenues	2,665	2,291	374	16%
Cost of goods sold	2,689	1,746	943	54%
Gross profit (loss)	(24)	545	(569)	-104%
Operating expenses
General and administrative	9,757	11,665	(1,908)	-16%
Research and development, net	16,579	20,417	(3,838)	-19%
Sales and marketing	4,730	4,193	537	13%
Depreciation of property and equipment and amortization of intangible assets	1,165	2,116	(951)	-45%
Impairment loss and write-off of property and equipment and of intangible assets	8,619	1,213	7,406	611%
Foreign exchange loss	306	50	256	512%
Operating expenses	41,156	39,654	1,502	4%
Operating loss	41,180	39,109	2,071	5%
Amortization of deferred financing costs and debt discounts	240	100	140	140%
Financial charges (income), net	(7,433)	—	(7,433)	-100%
Gain on debt extinguishment	(314)	—	(314)	-100%
Equity participation in losses of equity method investments	15	274	(259)	-95%
Loss before income taxes	33,688	39,483	(5,795)	-15%
Income taxes	103	55	48	87%
Net loss	33,791	39,538	(5,747)	-15%
Net loss attributable to:
BioAmber Inc. shareholders	33,218	39,351	(6,133)	-16%
Non-controlling interest	573	187	386	206%
	33,791	39,538	(5,747)	-15%

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

Liquidity and Capital Resources

From inception through December 31, 2014, we have funded our operations primarily through an aggregate of $221.6 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, CAD$33.9 million from loan and grants proceeds from various Canadian government agencies and $24.5 million from a long-term loan with TCP. In July 2014, we completed a secondary public offering of our common stock for aggregate net proceeds of $36.0 million, after underwriting discounts and commissions and expenses. In December 2014, we prepaid the outstanding HTGC loan outstanding balance and raised $24.5 million from a three year term loan with TCP.

The expected cash needs for the construction of our manufacturing facility in Sarnia, Ontario are $125.0 million, of which is expected to be funded by us through available cash, low-interest loans, governmental grants, and Mitsui’s capital contribution. We began commissioning and start-up of this facility in March 2015. In addition, we will require funds for our research and development programs and for general corporate purposes. Based on these funding activities, the additional equity expected from our partner Mitsui, the cash on hand at December 31, 2014, combined with the previously committed funding from grants and loans not yet drawn as of December 31, 2014, we believe that we have sufficient cash to fund its operations for at least the next twelve months.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(22,453)	$(27,525)	$(32,276)
Net cash used in investing activities	(85,018)	(12,788)	(7,630)
Net cash provided by financing activities	78,655	99,923	16,672

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the year ended December 31, 2014 of $22.5 million reflected our net loss of $47.3 million, which was adjusted for non-cash net charges, of $14.2 million and a positive change in operating assets and liabilities of $10.6 million. Non-cash expense adjustments included mainly stock-based compensation of $6.9 million and a gain on the mark-to-market accounting for warrants that were part of the units issued in our IPO of $7.2 million. The change in operating assets and liabilities is a net inflow of $10.6 million due to a decrease in current assets which offsets an increase in current liabilities.

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

Investing activities

Cash used in investing activities during the year ended December 31, 2014 of $85.0 million represented property and equipment purchases related to the building of our facility in Sarnia, Ontario of $85.0 million, and an increase in the restricted cash of $678,000, offset by a capital distribution from our equity investment in AmberWorks LLC of $675,000.

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

Financing activities

Cash provided by financing activities during the year ended December 31, 2014 of $78.7 million included proceeds from the completion of our second public offering of $36.2 million, a capital contribution by Mitsui maintaining its 30% equity in our BioAmber Sarnia joint venture of $24.6 million, the loan and grants proceeds from government agencies of $19.4 million and the net proceeds from the long term loan from TCP of $24.5 million, partially offset by $25.0 million from the repayment of the HTGC loan, and $1.1 million in deferred financing costs.

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

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office spaces and contractual commitments related to license agreements. The following table summarizes these contractual obligations at December 31, 2014:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt (including interest payments)	$50,846	$5,279	$27,854	$7,132	$10,581
Operating leases(1)	1,654	383	394	378	499
Minimum royalty payments(2)	9,618	563	1,176	1,472	6,407
Purchase commitments(3)	19,908	1,276	4,866	5,084	8,682
Total	$82,026	$7,501	$34,290	$14,066	$26,169

(1)	We lease our premises, except for the Sarnia facility, and other assets under various operating leases.
(2)

We entered into exclusive license agreements that provide for the payment of minimal annual royalties. As of December 31, 2014, we had contractual agreements with 9 partners that involve minimum annual royalties. The royalties that we owe are in return for use of proprietary tools, patents and know-how.

(3)	BioAmber Sarnia entered into a supply steam agreement and a service agreement with LANXESS Inc, which includes fixed minimum annual payments.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $51.0 million at December 31, 2014. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose constructing our planned facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%. If the 3 month LIBOR rate were to increase, the interest rate for the remaining term of the loan would increase.

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

Foreign Currency Risk

We currently conduct our operations in U.S. dollars, Canadian dollars and Euros, which exposes us to fluctuations in foreign currency exchange rates. The facility under construction in Sarnia, Ontario will require Canadian dollar funding as well as U.S. dollar funding. We will monitor the amounts and timing of foreign currency exposures related to the construction of the facility and will look to mitigate exposure through normal business operations such as carrying appropriate foreign currency deposits and sourcing as much funding in Canadian dollars as practicable. We may use forward contracts or currency swaps to mitigate any remaining exposure.

Once we complete our facility in Sarnia, Ontario, we expect our foreign currency risk to increase as our sources of cash will be primarily in U.S. dollars, while our uses of cash will be primarily in Canadian dollars. We will monitor foreign currency exposures and will look to mitigate exposures through normal business operations such as manufacturing and selling in the same currencies where practical.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BioAmber Inc.

We have audited the accompanying consolidated balance sheets of BioAmber Inc. and subsidiaries (the “Company”) as at December 31, 2014 and December 31, 2013 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BioAmber Inc. and subsidiaries as at December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP1

Montreal, Canada

March 16, 2015

[1]	CPA auditor, CA, public accountancy permit No. A118581

BIOAMBER INC.

Consolidated Statements of Operations

	Year Ended December 31
	2014	2013	2012
	$	$	$
Revenues
Product sales	1,543,051	2,665,237	2,291,367
Total revenues	1,543,051	2,665,237	2,291,367
Cost of goods sold excluding depreciation and amortization (Note 17)	6,043,792	2,689,019	1,745,926
Gross (loss) profit	(4,500,741)	(23,782)	545,441
Operating expenses
General and administrative	10,655,053	9,757,028	11,665,751
Research and development, net	15,155,608	16,579,236	20,416,878
Sales and marketing	4,481,946	4,730,036	4,193,440
Depreciation of property and equipment and amortization of intangible assets	260,472	1,164,582	2,115,948
Impairment loss and write-off of property and equipment and of intangible assets	—	8,619,405	1,212,690
Foreign exchange loss	151,102	305,874	49,728
Operating expenses	30,704,181	41,156,161	39,654,435
Operating loss	35,204,922	41,179,943	39,108,994
Amortization of deferred financing costs and debt discounts	291,659	240,463	99,933
Financial charges (income), net (Note 10)	11,737,127	(7,433,109)	—
Loss (gain) on debt extinguishment, net (Note 8)	170,729	(314,305)	—
Equity participation in losses of equity method investment (Note 3)	216	15,496	274,471
Other income	(183,174)	—	—
Loss before income taxes	47,221,479	33,688,488	39,483,398
Income taxes (Note 14)	75,371	102,794	55,065
Net loss	47,296,850	33,791,282	39,538,463
Net loss attributable to:
BioAmber Inc. shareholders	46,421,960	33,217,758	39,351,050
Non-controlling interest	874,890	573,524	187,413
	47,296,850	33,791,282	39,538,463
Net loss per share attributable to BioAmber Inc. shareholders - basic	$2.32	$2.13	$3.82
Weighted-average of common shares outstanding - basic	20,016,180	15,590,814	10,296,633

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31
	2014	2013	2012
	$	$	$
Net loss	47,296,850	33,791,282	39,538,463
Foreign currency translation adjustment	5,927,968	339,000	(511,889)
Total comprehensive loss	53,224,818	34,130,282	39,026,574
Total comprehensive loss attributable to:
BioAmber Inc. shareholders	50,680,605	33,496,772	38,940,762
Non-controlling interest	2,544,213	633,510	85,812
	53,224,818	34,130,282	39,026,574

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2014	2013
	$	$
Assets
Current assets
Cash and Cash equivalents (Note 8 vii))	51,042,752	83,728,199
Accounts receivable	476,851	754,987
Inventories (Note 4)	1,801,826	2,415,402
Prepaid expenses and deposits (Note 4)	765,539	5,131,367
Valued added tax, income taxes and other receivables	3,005,153	2,262,139
Deferred financing costs	—	671,270
Total current assets	57,092,121	94,963,364
Property and equipment, net (Note 5)	88,664,899	13,554,279
Investment in equity method investments (Note 3)	34,817	710,033
Intangible assets, net (Note 6)	4,332,911	4,158,550
Goodwill	625,364	692,788
Restricted cash	646,500	—
Deferred financing costs (Note 8)	1,043,788	—
Total assets	152,440,400	114,079,014

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	16,459,918	7,081,471
Income taxes payable (Note 14)	204,096	1,120,669
Accounts payable Agro-industries Recherches et Développements (“ARD”) (Note 17)	983,465	29,497
Deferred grants (Note 9)	2,274,802	3,061,140
Short-term portion of long-term debt (Note 8)	2,977,707	6,520,263
Total current liabilities	22,899,988	17,813,040
Long-term debt (Note 8)	34,653,101	23,209,629
Warrants financial liability (Note 13)	13,040,000	5,840,000
Other long-term liabilities	127,500	82,500
Total liabilities	70,720,589	46,945,169
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 12)	24,190,412	—
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 21,836,046 and 18,558,369 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	218,360	185,584
Additional paid-in capital	220,460,559	177,275,934
Warrants	2,949,018	2,964,335
Accumulated deficit	(161,465,910)	(115,043,950)
Accumulated other comprehensive loss	(4,632,628)	(373,983)
Total BioAmber Inc. shareholders’ equity	57,529,399	65,007,920
Non-controlling interest (Note 12)	—	2,125,925
Total equity	57,529,399	67,133,845
Total liabilities and equity	152,440,400	114,079,014

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$	$
Balance, December 31, 2011	9,963,765	99,638	96,375,467	1,459,290	3,075,278	(42,475,142)	(505,257)	2,845,247	59,415,231
Issuance of common shares, net of $ 22,254	351,050	3,510	9,974,146	—	—	—	—	—	9,977,656
Release of shares held in trust	35,000	350	(350)	—	—	—	—	—	—
Warrants expired	—	—	321	(1,435)	(321)	—	—	—	—
Stock-based compensation ( Note 13)	—	—	7,431,262	—	—	—	—	—	7,431,262
Net loss	—	—	—	—	—	(39,351,050)	—	(187,413)	(39,538,463)
Foreign currency translation	—	—	—	—	—	—	410,288	101,601	511,889
Balance, December 31, 2012	10,349,815	103,498	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575

Release of shares - Sinoven	63,000	630	(630)	—	—	—	—	—	—
Cancelation of shares - Sinoven	—	—	(140,000)	—	—	—	—	—	(140,000)
Stock-based compensation (Note 13)	—	—	6,731,539	—	—	—	—	—	6,731,539
IPO proceeds	8,000,000	80,000	79,920,000	—	—	—	—	—	80,000,000
IPO costs	—	—	(7,136,291)	—	—	—	—	—	(7,136,291)
Warrants issued at IPO			(16,148,000)	—	—	—	—	—	(16,148,000)
Warrants exercised	145,554	1,456	268,470	(145,554)	(110,622)	—	—	—	159,304
Net loss	—	—	—	—	—	(33,217,758)	—	(573,524)	(33,791,282)
Foreign currency translation	—	—	—	—	—	—	(279,014)	(59,986)	(339,000)
Balance at December 31, 2013	18,558,369	185,584	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845

Stock-based compensation (Note 13)	—	—	6,949,205	—	—	—	—	—	6,949,205
Reclassification of non-controlling interest to redeemable non-controlling interest (Note 12)	—	—	—	—	—	—	—	(2,125,925)	(2,125,925)
Issuance of shares , net of issuance costs	3,220,000	32,200	36,027,708	—	—	—	—	—	36,059,908
Warrants exercised/expired	26,976	269	23,164	(63,175)	(15,317)	—	—	—	8,116
Stock options exercised	30,701	307	184,548	—	—	—	—		184,855
Net loss	—	—	—	—	—	(46,421,960)	—	—	(46,421,960)
Foreign currency translation	—	—	—	—	—	—	(4,258,645)	—	(4,258,645)
Balance at December 31, 2014	21,836,046	218,360	220,460,559	1,249,126	2,949,018	(161,465,910)	(4,632,628)	—	57,529,399

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
	$	$	$
Cash flows from operating activities
Net loss	(47,296,850)	(33,791,282)	(39,538,463)
Adjustments to reconcile net loss to cash:
Stock-based compensation	6,949,205	6,731,539	7,431,262
Depreciation of property and equipment and amortization of intangible assets	260,472	1,164,582	2,115,948
Impairment loss and write-off of property and equipment and of intangible assets	—	8,619,405	1,212,690
Amortization of deferred financing costs and debt discounts	291,659	240,463	99,933
Write-off of IPO costs	—	—	1,828,074
Equity participation in losses of equity method investments	216	15,496	274,471
Other long-term liabilities	45,000	45,000	37,500
Financial charges (income), net (Note 10)	6,707,293	(9,815,293)	—
(Gain) loss on debt extinguishment (Note 8)	(49,724)	(314,305)	—
Deferred income taxes	—	—	55,065
Changes in operating assets and liabilities
Change in accounts receivable	278,136	(158,816)	(596,171)
Change in inventories	1,220,113	(521,083)	(1,894,319)
Change in prepaid expenses and deposits	3,517,713	(2,488,544)	(2,105,002)
Change in research and development tax credits receivable, value added tax, income taxes and other receivables	(1,443,446)	(61,012)	(596,632)
Change in accounts payable to ARD	819,267	(144,371)	(278,993)
Change in accounts payable and accrued liabilities	6,247,971	2,953,225	(321,420)
Net cash used in operating activities	(22,452,975)	(27,524,996)	(32,276,057)
Cash flows from investing activities
Acquisition of property and equipment and intangible asset	(85,014,063)	(12,788,350)	(6,630,073)
Change in restricted cash	(678,450)	—	—
Capital redistribution from (investment in) equity method investments (Note 3)	675,000	—	(1,000,000)
Net cash used in investing activities	(85,017,513)	(12,788,350)	(7,630,073)

Cash flows from financing activities
Deferred financing costs	(1,077,079)	(792,960)	—
Issuance of long-term debt (Note 8)	33,740,574	26,692,204	2,238,784
Repayment of long-term debt (Note 8)	(25,000,000)	—	—
Government grants (Note 9)	10,131,666	1,141,242	4,455,358
Net proceeds from issuance of common shares	36,250,737	159,304	9,977,656
Proceeds from issuance of shares by a subsidiary (Note 12)	24,608,700	—	—
Net proceeds on issuance of units (Note 13)	—	72,863,709	—
Cancellation of shares (Note 2)	—	(140,000)	—
Net cash provided by financing activities	78,654,598	99,923,499	16,671,798
Foreign exchange impact on cash	(3,869,557)	(954,291)	350,528
Increase (decrease) in cash	(32,685,447)	58,655,862	(22,883,804)
Cash and cash equivalents, beginning of period	83,728,199	25,072,337	47,956,141
Cash and cash equivalents, end of period	51,042,752	83,728,199	25,072,337
Supplemental cash flow information:
Non-cash transactions:
Construction in Progress costs not yet paid	8,856,101	2,646,963	162,226
Amortization of debt discounts capitalized to CIP	814,653	300,000	—

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

The Company was incorporated in the State of Delaware in October 2008 and was established as the result of the spin-off of certain assets from Diversified Natural Products, Inc. (“DNP”). These assets consisted principally of an intellectual property portfolio, which pertained to the production of succinic acid from renewable feedstock and was used in selected applications and derivative products.

In September 2010, the Company acquired the 50% interest in its joint venture (“JV”) Bioamber S.A.S. that it did not already own. Concurrent with this acquisition, the Company changed its name from DNP Green Technology, Inc. to BioAmber Inc. and changed its fiscal year end from June 30 to December 31. Bioamber S.A.S. had been wholly owned by the Company until its liquidation in December 2014.

2. Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and comprise the financial position and results of operations of BioAmber Inc., and all its subsidiaries, which include BioAmber Canada Inc., Sinoven Biopolymers Inc. and BioAmber Sarnia Inc. Intercompany balances and transactions have been eliminated upon consolidation. The Financial Accounting Standards Board (“FASB”) sets GAAP to ensure financial condition, results of operations and cash flows are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“FASB ASC”).

Risk and uncertainties

       BioAmber is an industrial biotechnology company producing sustainable chemicals and the Company has not commenced its planned, principal operations. The Company’s principal operations will start once commercial production begins at the Sarnia, Ontario facility, currently under construction. The Company’s activities since inception have consisted principally of raising capital for performing research and development activities, developing market related to its bio-succinic acid product and derived products, acquiring technology patents, producing and selling bio-succinic acid from a large-scale demonstration facility in Pomacle, France, and building its Sarnia facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of the construction and future operation of the commercial-scale manufacturing facility in Sarnia, Ontario, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel.

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

Significant areas requiring the use of significant management estimates include fair value determination of assets, liabilities, fair value of intangible assets and goodwill, useful lives of intangible assets, income taxes, stock-based compensation and fair value of certain debt and equity instruments.

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

Foreign currencies

The functional currency of BioAmber Inc. and Sinoven Biopolymers Inc. (“Sinoven”) is the United States dollar, whereas for BioAmber Canada Inc. and BioAmber Sarnia Inc. the functional currency is the Canadian dollar and for Bioamber S.A.S. it was the Euro. The assets and liabilities of BioAmber Canada Inc. and BioAmber Sarnia Inc. are translated into United States dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the period. The assets and liabilities for BioAmber S.A.S. were translated into Unites States dollars on the date of the liquidation of BioAmber S.A.S. into BioAmber Inc. on December 29, 2014. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss). All foreign currency transaction gains and losses resulting from transactions denominated in foreign currencies are recorded as foreign exchange (gain) loss in the consolidated statements of operations.

Cash equivalents

The Company recognizes cash equivalents as highly liquid investments with an original maturity of three months or less at date of purchase.

Restricted Cash

Cash amounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2014 and December 31, 2013, the Company had $646,500 and nil, respectively, of restricted cash held in an escrow account as a guarantee to a long-term supply agreement. See also Note 17.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company believes it is not exposed to significant credit risk related to cash, cash equivalents and accounts receivable. As of December 31, 2014 and 2013, the Company did not have any provision for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Prior to the Company having any customer orders for sample product, all production and development costs were expensed as part of the Company’s research and development efforts. As a result, certain sales in 2012 of product produced in prior periods had a cost basis of zero.

Property and equipment

Property and equipment are recorded at cost and are amortized over their estimated useful lives using the straight-line method over the following periods:

Furniture and Fixtures	5-8 years
Machinery and Equipment	5-15 years
Computers, Office Equipment and Peripherals	3-7 years

Leaseholds improvements are amortized over the shorter of the related lease terms or their estimated useful lives. Costs related to repairs and maintenance of property and equipment are expensed in the period in which they are incurred. Upon sale or disposal, the Company writes off the cost of the asset and the related amount of accumulated depreciation. The resulting gain or loss is included in the consolidated statement of operations. Assets in the course of construction are classified as construction in-progress and are carried at cost, net of grants received and any recognized impairment loss. They consist of expenditures directly related to building the manufacturing facility in Sarnia, Ontario. For qualifying assets, cost includes capitalized borrowing costs.

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

Intangible assets

Computer software and license are recorded at cost and are depreciated over their estimated useful lives using the straight-line method over the following periods:

Computer Software	2-5 years
License	2-15 years

Costs incurred in obtaining patents are capitalized and amortized on a straight-line basis over their estimated useful lives of between 5 and 15 years. The Company’s patent portfolio was acquired as part of the spin-off transaction with DNP and the acquisition of Sinoven Biopolymers Inc. and BioAmber S.A.S. The cost of servicing the patents is expensed as incurred.

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

To test indefinites-lives intangible assets for impairment in accordance with ASU 2012-02, FASB ASC 350-Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not, that the asset is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

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

The Company’s goodwill is attributed to its one reporting unit. The Company has selected December 31 as the date to perform its annual impairment test. Since the Company’s IPO, the Company changed the impairment testing date from June 30 to December 31, to align its testing date with the year-end date. In testing for impairment of its goodwill, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test described below. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. If the quantitative impairment test is required, the Company must make assumptions regarding estimated future cash flows to be derived from the reporting unit. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill.

If the net book value exceeds its fair value, then the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. In calculating the fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the reporting unit over the amount assigned to its other assets and liabilities is the fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its fair value. There was no impairment of goodwill recorded for the periods ended December 31, 2014, 2013 and 2012.

Asset retirement obligation

Management assesses the potential asset retirement obligation upon acquisition of its assets or entering into lease arrangements. If a reasonable estimate of the fair value of the liability can be made, the Company recognizes the retirement obligation. During the year ended December, 31, 2014, 2013 and 2012, the Company recorded an amount of $45,000, $45,000 and $37,500 respectively, for the cost of restoring the premises on the termination date of its leased premises in Plymouth, USA. The cumulative amount to be recognized over the 4 years-term of the lease is $180,000. The amount accrued for the year ended December 31, 2014 and December 31, 2013 are recorded in the other long-term liabilities on the consolidated balance sheet.

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

As a result of the Company’s board of directors approving the transition from an E. coli-based technology to yeast-based technology in the second quarter of 2013, the Company conducted an analysis of the costs capitalized in construction in-progress to determine whether such costs would still provide future benefits as part of the planned manufacturing facility in Sarnia, Ontario. The assessment conducted by the Company identified certain costs that were no longer useful for a productive process based on its yeast-

based technology. Accordingly, the Company recognized a write-off of construction in-progress in an amount of $834,000 during the second quarter of 2013.

Government grants

The Company has entered into arrangements to receive government grants that relate primarily to the construction of facilities. Government grants are recognized when there is reasonable assurance that the grant will be received and that the conditions of the grant have been complied with. Government grants received in advance of complying with the conditions of the grant are deferred until all conditions are met. Government grants related to property and equipment are included in the balance sheet as a reduction of the cost of the asset and result in reduced depreciation expense over the useful life of the asset. Government grants that relate to expenses are recognized in the income statement as a reduction of the related expense or as a component of other income. As of December 31, 2014, $29.2 million has been received in connection with government grants and loans, of which $14.4 million was applied as a reduction of the cost of construction in progress (see Note 5).

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

The Company’s revenues represent sales of bio-succinic acid to a limited number of customers. During the year ended December 31, 2014, 47% of our sales were to International Flavor and Fragrances, Inc, or IFF, Brenntag AG, or Brenntag and Olon Italy. During the year ended December 31, 2013, 64% of our sales were to IFF and Brenntag.

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

	Year Ended December 31
	2014	2013	2012
Historical net loss per share:
Net loss attributable to BioAmber Inc.	$46,421,960	$33,217,758	$39,351,050
Net loss per share attributable to BioAmber Inc. shareholders—basic	$2.32	$2.13	$3.82
Weighted-average common shares—basic	20,016,180	15,590,814	10,296,633

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

Stock-based compensation

The Company accounts for its stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Stock options are granted to employees at exercise prices equal to the estimated fair value of the Company’s stock at the grant dates. Stock options vest generally over four years and have a term of ten years. Each stock option entitles the holder to purchase one share of common stock which comes from the Company’s authorized shares. Compensation expense is recognized over the period during which an employee is required to provide services in exchange for the award, generally the vesting period.

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

Environmental liabilities

The nature of the Company’s operations requires compliance with environmental laws and regulations set by the governmental authorities in the jurisdictions in which the Company operates. It will develop policies and practices for the remediation of the effects of release or disposal of materials at its locations. Any resulting environmental liabilities will be recorded when they are probable and management can reliably estimate their amount. As of December 31, 2014, and each prior balance sheet date presented, no environmental liabilities have been identified.

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

Research and development tax credits

Bioamber S.A.S., before its liquidation in December 2014, had received government assistance in the form of research and development tax credits from the French taxation authorities, based on qualifying expenditures. These credits were not dependent on ongoing tax status or tax position and accordingly were not considered part of income taxes. The Company recorded these tax credits, as a reduction of research and development expenses, when the Company was able to reasonably estimate the amounts and it was more likely than not they would be received.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment. The chief operating decision-maker is the Chief Executive Officer.

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

In June 2014, the FASB issued ASU No. 2014-10,"Development  Stage Entities," - Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more DSEs being considered variable interest entities (VIEs). The new guidance is effective for fiscal years and interim  periods beginning  after 15 December 2014,  with early adoption  permitted. The Company had elected to early adopt ASU No. 2014-10 for the interim period ended September 30, 2014. The adoption of this ASU allowed the Company to remove the inception to date information and all references to development stage.

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

3. Investment in AmberWorks LLC

In February 2010, the Company acquired 75% of the shares of common stock of Sinoven, a private company incorporated in the state of Delaware in October 2009.

On February 15, 2012, BioAmber Inc., Sinoven and NatureWorks LLC (“NW”) formed AmberWorks LLC, a joint-venture ("JV") whose activities are limited to research, development, manufacturing, licensing and sales of certain products and other related activities. Sinoven and NW share expenses and profits in proportion to their respective ownership interest percentage of 50% each. Sinoven provided AmberWorks with a non-exclusive worldwide license, granting AmberWorks the rights to use the Sinoven IP in connection with certain activities of the JV. NW provided AmberWorks with a non-exclusive worldwide license, granting AmberWorks the rights to use certain patents owned by or licensed to NW in connection with certain activities of the JV. NW also undertook to exclusively market, promote and sell the products produced by the JV. Each of Sinoven and NW made equal initial cash contributions of $1 million in order to finance the start-up operations of AmberWorks LLC.

The equity method of accounting is applied to this investment as the ownership structure prevents Sinoven from exercising a controlling influence over operating and financial policies of the business. Under this method, the equity in the net earnings or losses of AmberWorks is reflected as equity participation in losses of equity method investments in the Consolidated Statements of Operations. The effects of intercompany transactions with AmberWorks are eliminated, including the gross profit on sales to and purchases from the investment, until the time of sale to a third party customer.

          On May 6, 2014, AmberWorks made a capital distribution totaling $1,350,000, to Sinoven and NatureWorks LLC, both 50% holders of the joint venture, in proportion of their respective investments in the joint venture. This distribution was in the form of cash and was recorded as a reduction of investment.

AmberWorks had revenue of nil and nil and a net loss of $431 and $30,992, for the year ended December 31, 2014 and 2013, respectively. Sinoven’s share of the net loss amounted to $216 and $15,496 for those periods.

AmberWorks had total assets of $69,634 and $1,420,066 and total liabilities of nil and $nil as of December 31, 2014 and December 31, 2013, respectively. Sinoven’s share of net assets amounted to $34,817 and $710,033 as of those periods.

4. Inventories and Prepaid expenses and deposits

The Company had $1.8 million and $2.4 million of finished goods inventory as of December 31, 2014 and December 31, 2013, respectively, net of an inventory reserve of $2.3 million and nil, as of December 31, 2014 and December 31, 2013, respectively.

The Company had $0.8 million and $5.1 million of prepaid expenses and deposits as of December 31, 2014 and December 31, 2013, respectively, which was comprised primarily of insurance payments and deposits made to secure the purchase of equipment and advances for the construction of the manufacturing facility in Sarnia, Ontario.

5. Property and equipment

	Estimated
	Useful	December 31,	December 31,
	Life	2014	2013
	(years)
		$	$
Land		290,349	316,689
Furniture and fixtures	5 - 8	77,448	80,081
Machinery and equipment	5 - 15	1,215,561	747,549
Computers, office equipment and peripherals	3 - 7	134,248	238,143
Leasehold improvement	10	12,342	—
Construction in-progress		101,664,351	16,784,763
Grants applied to construction in-progress		(14,362,312)	(4,338,168)
		89,031,987	13,829,057
Less: accumulated depreciation		(367,088)	(274,778)
Property and equipment, net		88,664,899	13,554,279

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $209,973, $162,614 and $80,654 for the years ended December 31, 2014, 2013 and 2012 respectively.

6. Intangible assets

	December 31,	December 31,
	2014	2013
	$	$
Intellectual property, patents and licenses:
Beginning balance	4,878,813	12,644,197
Write-off of patents and completed IPR&D	—	(7,785,384)
	4,878,813	4,878,813
Foreign currency translation adjustment	(350,074)	(350,074)
	4,528,739	4,528,739
Less: accumulated amortization	(4,528,739)	(4,528,739)
Intellectual property, patents and licenses, net	—	—
Acquired in-process research and development	4,158,550	4,158,550
Computer software and licenses	279,201	—
Less: accumulated amortization	(104,840)
Intangible assets, net	4,332,911	4,158,550

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $50,499, $1,001,968 and $2,035,294 for the years ended December 31, 2014, 2013 and 2012 respectively.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	December 31,
	2014	2013
	$	$
Trade accounts payable	13,184,825	4,020,205
Accrued payroll and bonus	2,232,590	2,291,369
Consulting and legal fees	614,993	203,958
Other	427,510	565,939
Total	16,459,918	7,081,471

8. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of a manufacturing facility in Sarnia, Ontario, Canada:

i)	Sustainable Jobs and Investment Fund (SJIF)

On September 30, 2011, BioAmber Sarnia Inc. (“BioAmber Sarnia”) and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $12,929,920 when converted into U.S. dollars as of December 31, 2014, was granted to BioAmber Sarnia, according to the following principal terms:

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
•

the loan is secured by a guarantee from BioAmber Inc. and Mitsui & Co., Ltd., the non-controlling shareholder of BioAmber Sarnia, (the guarantee being limited to its percentage of ownership held in BioAmber Sarnia); and

•

secured by (i) a general security agreement representing a valid charge on BioAmber Sarnia’s present and future accounts receivable, inventory, equipment and other personal property and (ii) a valid charge against the leasehold interest on the portion of the real property located in Sarnia Ontario, Canada and leased to BioAmber Sarnia.

During March 2013, BioAmber Sarnia received the first disbursement of CAD$929,000, or $801,234 when converted into U.S. dollars as of December 31, 2014. The loan was originally recorded at $429,388 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $371,846 when converted into U.S. dollars as of December 31, 2014 was recorded as a short term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

During July 2014, BioAmber Sarnia received the second disbursement of CAD$4,976,000, or $4,289,073 when converted into U.S. dollars as of December 31, 2014. The loan was originally recorded at $2,229,828 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $2,059,245 when converted into U.S. dollars as of December 31, 2014 was recorded as a grant classified in reduction of the cost of construction in-progress.

During November 2014, BioAmber Sarnia received the third disbursement of CAD$1,345,000, or $1,159,278 when converted into U.S. dollars as of December 31, 2014. The loan was originally recorded at $627,164 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $532,114 when converted into U.S. dollars as of December 31, 2014 was recorded as a short term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

ii)	Sustainable Chemistry Alliance (SCA)

In November 2011, BioAmber Sarnia entered into a loan agreement with Sustainable Chemistry Alliance in the amount of CAD$500,000, or $431,000 when converted into U.S. dollars as of December 31, 2014. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020.

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

The loan was originally recorded at $223,583, when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $207,417 was recorded as a deferred grant (see Note 9).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (FEDDEV)

On September 30, 2011, BioAmber Sarnia and Canadian Federal Economic Development Agency entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD $12,000,000 or $10,343,936 when converted into U.S. dollars as of December 31, 2014, was granted to BioAmber Sarnia. The loan is non-interest bearing with repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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
(c)	The Company will not alter the project nor project management without prior written consent of the Minister
(d)	The Company will complete the project to the Minister’s satisfaction by the completion date
(e)	The Company will not allow change of control without prior written consent of the Minister

These covenants were met as of December 31, 2014.

During October 2012, BioAmber Sarnia received the first disbursement for CAD $3,645,000 or $3,141,971 when converted into U.S. dollars as of December 31, 2014. The loan was originally recorded at $1,920,056 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,221,915 when converted into U.S. dollars as of December 31, 2014 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During January 2013, BioAmber Sarnia received a second disbursement for CAD $221,000, or $190,501 when converted into U.S. dollars as of December 31, 2014. The loan was originally recorded at $122,225 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $68,276 when converted into U.S. dollars as of December 31, 2014 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress

On March 20, 2013, BioAmber Sarnia agreed with FEDDEV to amend the repayment of principal from the period October 2013 to October 2018, to the period October 2014 to October 2019. The Company recorded the impact of the amendment in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the amendment was recorded as a debt extinguishment and the issuance of new debt, with new terms. As a result, the Company recognized a gain on debt extinguishment of $314,305.

During December 2013, BioAmber Sarnia received a third disbursement for CAD $1,882,700, or $1,622,877 when converted into U.S. dollars as of December 31, 2014. The loan was originally recorded at $1,016,679 when converted into U.S. dollars as of

December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $606,198 when converted into U.S. dollars as of December 31, 2014 was recorded as a deferred grant and reclassified to reduce the cost of construction in progress.

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

During June 2014, BioAmber Sarnia received a fourth disbursement for CAD$3,183,200, or $2,743,901 when converted into U.S. dollars as of December 31, 2014. The loan was originally recorded at $1,788,514 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $955,387 when converted into U.S. dollars as of December 31, 2014 was recorded as a grant and applied as reduction of the cost of construction in progress.

During October 2014, BioAmber Sarnia received a fifth disbursement for CAD$913,200, or $787,174 when converted into U.S. dollars as of December 31, 2014. The loan was originally recorded at $528,642 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $258,532 when converted into U.S. dollars as of December 31 2014 was recorded as a grant and applied as reduction of the cost of construction in progress.

During December 2014, BioAmber Sarnia received a sixth disbursement for CAD$709,500, or $611,567 when converted into U.S. dollars as of December 31, 2014. The loan was originally recorded at $418,965 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $192,602 when converted into U.S. dollars as of December 31, 2014 was recorded as a grant applied as reduction of the cost of construction in progress.

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

On December 17, 2014, the Company voluntarily paid off the outstanding balance and terminated the Loan Agreement. The payoff amount of $22.4 million included the outstanding principal amount of $19.2 million, an end of term charge of $2.9 million, a prepayment fee of $192,000, accrued interest of $123,000, and other legal fees.  In connection with such repayment, Hercules terminated its security interest in the assets of the Company which were subject to the Loan Agreement.

The Company used the proceeds received from Tennenbaum Capital Partners LLC loan (refer to Note 8 vii)) to repay the existing debt with HTGC. The Company recorded the impact of the loan termination in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the difference between the net carrying amount of the extinguished debt and the reacquisition price of the new debt was recorded as a debt extinguishment. As a result, the Company recognized a loss on debt extinguishment of $622,179 for the year ended December 31, 2014.

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

During September 2014, BioAmber Sarnia received a first disbursement for CAD$2 million or, $1,724,000 when converted in U.S. dollars as of December 31, 2014. The loan was originally recorded at $884,053 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $839,947 when converted into U.S. dollars as of December 31, 2014 was recorded as a grant applied as reduction of the cost of construction in-progress.

During November 2014, BioAmber Sarnia received a first disbursement for CAD$5,255,346 or, $4,530,108 when converted in U.S. dollars as of December 31, 2014. The loan was originally recorded at $2,369,693 when converted into U.S. dollars as of December 31, 2014, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $2,160,415 when converted into U.S. dollars as of December 31, 2014 was recorded as a grant applied as reduction of the cost of construction in-progress.

vi)	Comerica Bank, Export Development Canada and Farm Credit Canada

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million. The loan will bear interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning three months after the completion of the commissioning and start-up phase of the Sarnia plant, but at the latest on June 30, 2015. The disbursement of the loan, net of a 2.5% upfront loan fee, is subject to customary conditions, including continued progress on the construction of the Sarnia plant, which are expected to be met in or around March 2015. The 2.5% upfront fee of CAD$500,000, or $430,997 when converted into U.S. dollars as of December 31, 2014, was recorded as deferred financing costs and will be amortized over the estimated term of the loan using the effective interest method. Until drawdown of the CAD$20.0 million term loan, BioAmber Sarnia will pay a 1.0% per annum commitment fee on the undrawn amount. BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at the end of any and each quarter during the term of the loan. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. There is no outstanding balance as of December 31, 2014.

vii)	Tennenbaum Capital Partners, LLC (TCP)

On December 17, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with funds managed by TCP. The proceeds received were used to repay in full, the Loan and Security Agreement with HTGC that was entered into on June 27, 2013, and for general corporate purposes.

Pursuant to the Agreement, TCP agreed to make a senior secured term loan of $25 million (the “Facility”), which was funded on December 18, 2014, net of a 2.0% commitment fee. The term loan is repayable over 36 months after closing at a floating interest rate per annum that is the greater of 9.50% or the 3 month LIBOR rate plus 9.27%, and is subject to an end of term charge of 8.25% based on the $25 million loaned (the “End of Term Fee”) payable on the date on which the term loan is paid or becomes due and payable in full. There will be an initial interest-only period until September 30, 2015, which may be extended for a first additional period of three months and a second additional period of six months, subject to certain conditions.  At its option, the Company may prepay some or all of the loan balance, subject to a prepayment fee equal to 3% of the amount prepaid during the term of the Agreement (and a pro rata portion of the End of Term Fee if the prepayment is less than the full amount of the Facility).

The loan obligations are secured by a security interest on substantially all of the Company’s assets (subject to certain exceptions), including its intellectual property, but excluding certain identified licenses from third parties and its equity interest in its subsidiary, BioAmber Sarnia subject to the conditions specified in the Agreement. The security interest does not apply to any assets owned by BioAmber Sarnia, the entity that will own the Company’s planned Sarnia facility.

The Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Facility, the failure to comply with certain covenants and agreements specified in the Agreement, the occurrence of a material adverse change, defaults in respect of certain other indebtedness, and certain events of insolvency.  In addition, the expiration, termination or unavailability of the Company’s license agreements with Cargill, Inc. are deemed to be a default under the Agreement.  The Company is required to maintain at least $12.5 million in unrestricted cash through the period ending March 31, 2016.  After that period, (i) the Company must maintain the lesser of $12.5 million and the amount of the outstanding principal on the loan or (ii) BioAmber Sarnia’s trailing 6 month free cash flow shall be at least 85% of certain projections agreed to with the Lender. The Company will require its subsidiary BioAmber Sarnia to make certain cash distributions to its shareholders on a quarterly basis beginning January 1, 2016, within the terms of the BioAmber Sarnia Joint Venture Agreement unless prohibited by applicable law or the BioAmber Sarnia financing agreements, such that amounts of cash will not accumulate in BioAmber Sarnia.  If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Facility may become due and payable immediately. These covenants were met as of December 31, 2014.

As of December 31, 2014, the balance of deferred financing cost associated with this transaction was $175,000 and is being amortized over the estimated term of the loan.

The balance of the outstanding long term debt is as follows:

	December 31,	December 31,
	2014	2013
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $500,000)	431,000	470,100
Less: debt discount	(207,417)	(226,234)
Amortization of debt discount	97,778	83,344
	321,361	327,210

Sustainable Jobs and Investment Fund:
Face value (CAD $7,250,000)	6,249,585	873,922
Less: debt discount	(2,963,205)	(405,580)
Amortization of debt discount	248,000	55,401
	3,534,380	523,743

Federal Economic Development Agency:
Face value (CAD $10,554,600)	9,097,991	5,405,259
Less: debt discount	(3,302,910)	(2,068,429)
Less: short-term portion of debt	(457,255)	(270,263)
Gain on debt extinguishment	(696,846)	(299,852)
Amortization of debt discount	872,602	349,254
	5,513,582	3,115,969

Hercules Technology Growth Capital, Inc:
Face value	—	25,000,000
Less: short-term portion of debt	—	(6,250,000)
Less: End of term charge	—	492,707
	—	19,242,707

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $7,255,000)	6,254,108	—
Less: debt discount	(3,000,363)	—
Amortization of debt discount	50,485	—
	3,304,230	—
Tennenbaum Capital Partners, LLC :
Face value	25,000,000	—
Less: debt discount	(500,000)
Less: short-term portion of debt	(2,520,452)	—
	21,979,548	—
Long-term debt, net	34,653,101	23,209,629

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	TPC	Total
	$	$	$	$	$	$
January 2015 - December 2015	—	—	457,255	—	2,520,452	2,977,707
January 2016 - December 2016	86,199	—	1,819,665	573,768	10,696,793	13,176,425
January 2017 - December 2017	86,199	—	1,819,665	688,521	11,782,755	14,377,140
January 2018 - December 2018	86,199	—	1,819,665	688,521	—	2,594,385
January 2019 and thereafter	172,403	6,249,585	3,181,741	4,303,298	—	13,907,418
Total	431,000	6,249,585	9,097,991	6,254,108	25,000,000	47,033,075

9. Deferred Grants

As of December 31, 2014, the Company has received the following grants:

a)	Sustainable Development Technology Canada (SDTC)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia  in the amount of CAD$7,500,000, or $7,051,500 when converted into U.S. dollars as of December 31, 2014, with progressive disbursements according to the terms of the agreement and milestones.

During July 2014, BioAmber Sarnia secured an additional CAD$7.0 million grant to the initial grant of CAD$7.5 million from SDTC pursuant to a contribution agreement dated November 29, 2011, to support the ongoing construction of the Sarnia plant. An amended contribution was signed on December 18, 2014, to amend the contribution from CAD$7.5 to CAD$14.5 million, and the milestones as follows:

I.	Detailed Engineering Package, Construction and Procurement. The Company fulfilled this Milestone in October 2012.
II a).	Re-engineering of the Production Process and Plant Design. The Company fulfilled this Milestone in 2014.
II b). Engineering Site Preparation and General Contractor Selection The Company fulfilled this Milestone in 2014.
III.	Engineering, Procurement of Equipment and Construction of the Plan, expected to be prior to March 31, 2015
IV.	Commissioning, Start-up and Optimization of the manufacturing facility, expected to be prior to 2016.

The grant is non-reimbursable by BioAmber Sarnia, except upon the occurrence of certain events of default defined in the agreement.

An advance on Milestone I of CAD$1,982,726, or $1,709,110 when converted into U.S. dollars as of December 31, 2014, was received in December 2011 (net of 10% holdback) and was originally recorded as deferred grant. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia received an additional amount of CAD$3,015,000, or $2,599,116 when converted into U.S. dollars as of December 31, 2014, as an advance on Milestone II a). Accordingly, the advance on Milestone I was reclassified from deferred grants reducing the cost of construction in-progress whereas the advance in Milestone II a) was originally recorded as a deferred grant. During December 2014, following to amendment of the milestones as described above, BioAmber Sarnia received an amount of CAD$896,300, or $772,895, when converted into U.S. dollars as of December 31, 2014 for Milestone II b) and advance on Milestone III of CAD$2,398,359, or $2,067,385 when converted into U.S. dollars as of December 31, 2014. The advance on Milestone II a) was reclassified from deferred grants reducing the cost of construction in-progress, and the amount on Milestone II b) was directly applied against construction in-progress. The advance on milestone III was recorded as a deferred grant as of December 31, 2014.

b)	Sustainable Chemistry Alliance (SCA)

The loan received from the Sustainable Chemistry Alliance is to be used primarily for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenses for which the loan was received have not yet been incurred as of December 31, 2014, but are expected to be incurred during the next year. Accordingly, the grant portion of the loan in the amount of $207,417 when converted into U.S. dollars as of December 31, 2014, has been deferred and will be reclassified as a reduction of such expenses as they are incurred in the future.

The balance of the outstanding current liability deferred grant is as follows:

	December 31,	December 31,
	2014	2013
	$	$
SDTC	2,067,385	2,834,906
SCA	207,417	226,234
Total	2,274,802	3,061,140

10. Financial charges (income)

	Year Ended December 31
	2014	2013	2012
	$	$	$
End of term charge on long-term debt (Note 8)	2,382,293	492,707	—
Interest on long-term debt	2,420,984	1,305,556	—
Revaluation of the warrants financial liability (Note 13)	7,200,000	(10,308,000)	—
Issuance costs of the warrants financial liability	—	1,131,200	—
Other interest charge (income), net	(266,150)	(54,572)	—
Total financial charges (income), net	11,737,127	(7,433,109)	—

11. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. Future lease payments aggregate $1,655,050 as at December 31, 2014 and include the following future amounts payable on a twelve month basis:

December 31, 2014
$
2015	383,246
2016	220,906
2017	173,468
2018	177,436
2019	200,834
Thereafter	499,160

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of December 31, 2014, the Company has commitments related to royalty payments as follows:

December 31, 2014
$
2015	562,667
2016	523,500
2017	652,667
2018	736,000
2019	736,000
Thereafter	6,407,167

The Company has such contractual agreements with the following partners: Cargill Inc., DuPont, Michigan State University, UT-Batelle on behalf of the U.S. National Laboratories and the U.S. DOE, Celexion LLC, University of Guelph, Gene Bridges GmbH, the University of North Dakota and the National Research Council of Canada in partnership with the INRS University.

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $0.6 million, $1.2 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc, under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required. As of December 31, 2014, BioAmber Sarnia has commitments related to purchase obligations and service payments as follows:

December 31, 2014
$
2015	1,276,214
2016	2,323,733
2017	2,541,857
2018	2,541,857
2019	2,541,857
Thereafter	8,682,382

A payment of $579,000 ($CAD 642,000) was made during the year-ended December 31, 2014 under those agreements.

Litigation

As of December 31, 2014, there were no outstanding claims or litigations.

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

On August 15, 2014, Mitsui invested an additional $16.5 million (CAD$18 million) of equity in BioAmber Sarnia maintaining its 30% ownership. As of December 31, 2014, the estimated redemption value of the redeemable non-controlling interest was $13.8 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, January 1, 2014	$—
Reclassification of non-controlling interest to redeemable non-controlling interest	2,125,925
Mitsui’s additional capital contribution	24,608,700
Net loss attributable to redeemable non-controlling interest (NCI)	(874,890)
Accumulated other comprehensive income attributable to NCI	(1,669,323)
Balance, December 31, 2014	24,190,412

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

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On December 31, 2014, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $1.63 per warrant. As a result, the liability was revalued at the balance sheet date resulting in a financial income of $7.2 million for the year ended December 31, 2014.

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

No other awards may be granted under the 2013 Plan after the date that is ten years from the date of stockholder approval.

Stock-based compensation expense was allocated as follows:

	Year Ended December 31
	2014	2013	2012
	$	$	$
General and administrative	2,908,233	2,258,766	2,407,921
Research and development	3,006,039	3,399,366	4,349,071
Sales and marketing	1,034,933	1,073,407	674,270
Total compensation expense	6,949,205	6,731,539	7,431,262

The following table summarizes activity under the Plan:

	Numbers of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,329,560	$8.46	8.44	$4,790,470
Granted	1,091,901	10.28
Exercised	(30,701)	5.88
Forfeited or expired	(467,164)	21.20
Outstanding at December 31, 2014	4,923,596	$7.67	8.00	$7,417,034
Exercisable at December 31, 2014	2,391,535	$6.82	6.76	$5,406,924

On May 31, 2014, all holders of options outstanding at an exercise price of $28.49 per share agreed to cancel these options for no consideration, whereby the remaining expense associated with the unvested options in the amount of $1,852,787 was recorded as stock-based compensation expense during the second quarter 2014.

The fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year ended December 31,
	2014	2013	2012
Risk-free interest rate	1.91%	1.98%	1.84%
Expected life ( in years )	6.25	6.72	10
Volatility	55.71%	60.37%	77.34%
Expected dividend yield	0%	0%	0%

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was approximately $5.58, $4.04 and $20.44, respectively.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2014:

	Options Outstanding		Options Exercisable
Exercise prices	Number of Options	Weighted-Average Remaining Contractual Life inYears	Number of Options	Weighted-Average Remaining Contractual Life in Years
1.07	420,000	4.00	420,000	4.00
4.55	20,000	8.60	7,083	8.60
5.74 - 5.84	521,000	5.59	510,688	5.52
6.49 - 6.98	2,030,333	8.86	671,727	8.86
7.95	15,000	8.85	3,750	8.85
9.65 - 10.55	1,845,263	8.58	773,288	7.65
11.94 - 12.55	47,000	9.24	5,000	9.06
14.54	25,000	9.06	—	—
$ 1.07 - 14.54	4,923,596	8.00	2,391,535	6.76

As of December 31, 2014, the total of unrecognized share-based compensation expense related to unvested options, is approximately $11,566,000, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 1.7 years

Warrants

During the year ended December 31, 2014, 3,430 warrants were exercised at an exercise price of $1.43 per share, 3,500 warrants were exercised at an exercise price of $1.07 per share, and 20,046 warrants were exercised at an exercise price of $5.74.

As at December 31, 2014, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
334,541	$1.07	February 2014 - September 2019
610,890	$1.43	February 1, 2019
208,950	$5.74	October 2014 - June 2019
94,745	$10.55	April 1, 2021
4,000,000	$11.00	May 1, 2017
5,249,126

14. Income taxes

The loss from continuing operations before income taxes was as follows:

	Year Ended December 31
	2014	2013	2012
	$	$	$
United States	(42,589,140)	(26,392,960)	(29,160,125)
Canada and other	(4,632,339)	(7,295,528)	(10,323,273)
Loss from continuing operations before income taxes	(47,221,479)	(33,688,488)	(39,483,398)

The income tax expense was as follows:

	Year Ended December 31
	2014	2013	2012
	$	$	$
United States	—	—	—
Canada and other	75,371	102,794	55,065
Loss from continuing operations before income taxes	75,371	102,794	55,065

Differences between the statutory income tax rates and the effective income tax rates applied to the loss before income taxes consisted of the following:

	Year Ended December 31
	2014	2013	2012
	$	$	$
Loss before income taxes	47,221,479	33,688,488	39,483,398
U.S. statutory tax rates	35%	35%	35%
Expected income tax recovery	(16,527,518)	(11,790,971)	(13,819,189)
Impact of unrecognized tax benefits	—	47,000	3,862,000
Net increase in valuation allowance and other	5,476,987	11,846,765	10,012,254
Loss of tax attributes due to a liquidation	11,125,902	—	—
Provision for income taxes	75,371	102,794	55,065

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,	December 31,
	2014	2013
	$	$
Deferred tax assets
Net operating loss carryforwards	37,082,504	30,848,361
Interest accretion	198,068	198,068
Stock options	10,510,326	7,716,746
Depreciable and amortizable assets	1,177,364	428,475
Foreign tax credits	924,768	849,397
Foreign currency differences	385,710	324,966
Total gross deferred income tax assets	50,278,740	40,366,013
Less: valuation allowance	(50,278,740)	(40,366,013)
Total deferred income tax assets	—	—

As at December 31, 2014 and December 31, 2013, the increase in the valuation allowance was primarily due to a history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may also be an inability to utilize a significant amount of accumulated net operating losses and federal and state tax credit carryforwards to the extent an ownership change occurs for tax purposes.

At December 31, 2014, the Company had approximately $5.5 million and $98.2 million in net operating loss carryforwards relating to its Canadian and U.S. entities, respectively. The loss carryforwards expire at various dates through 2034. The deferred tax benefit of these loss carryforwards is ultimately subject to final determination by taxation authorities.

For the periods ended December 31, 2014, 2013 and 2012, the Company has not recorded tax benefits from the exercise of stock options.

BioAmber Inc. and its subsidiaries file income tax returns and pay income taxes in jurisdictions where it believes it is subject to tax. In jurisdictions in which BioAmber Inc. and its subsidiaries do not believe they are subject to tax and therefore do not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of BioAmber Inc. or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. The Company’s major tax jurisdictions are Canada, Luxembourg and the U.S. With few exceptions, BioAmber Inc. and its subsidiaries are subject to Canadian, Luxembourgian and U.S. income tax examinations in respect of all taxation years of the Company since inception.

The following is a roll forward of the total amounts of unrecognized tax benefits:

	December 31,
	2014	2013	2012
	$	$	$
Unrecognized tax benefits—beginning of period	7,667,898	7,518,104	3,601,039
Gross decreases—tax positions in prior periods	(3,628,235)	—	—
Gross increases—tax positions in current periods	-	149,794	3,917,065
Unrecognized tax benefits—end of period	4,039,663	7,667,898	7,518,104

As of December 31, 2014 and 2013, the balance of unrecognized tax benefits included respectively nil and $265,859, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits as of December 31, 2014 and 2013, also included respectively $4,039,663 and $7,355,039 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily prepaid tax expense and deferred taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense unless it is associated with intercompany profits. The Company recognizes interest and penalties related to unrecognized tax benefits associated with intercompany profits as prepaid tax expense. This asset is amortized over the life of the assets involved in the intercompany sale. The Company recorded nil, $47,000 and $22,000 of interest during the year ended December 31, 2014, December 31, 2013 and 2012 respectively.

The Company’s unrecognized tax benefits largely include liabilities related to transfer pricing exposures from allocation of income between jurisdictions. The Company believes that it is reasonably possible that no increase in unrecognized tax benefits related to transfer pricing exposure liabilities may be necessary within the coming year.

15. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of December 31, 2014, is equal to the carrying amount of its financial assets. As of December 31, 2014 the amounts due from three customers represented approximately 60% of the total accounts receivable. As of December 31, 2013, the amounts due from one customer represented approximately 66% of the total accounts receivable.

Interest Rate Risk

The Company’s unrestricted cash totaling $51.0 million at December 31, 2014. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%. If the 3 month LIBOR rate were to increase, the interest rate for the remaining term of the loan would increase.

16. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at December 31, 2014 and December 31, 2013. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and  15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

17. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	December 31,
	2014	2013	2012
	$	$	$
Product sales to companies under the common control of a shareholder	—	—	148,993
Product sales to a shareholder	119,824	424,796	—
Toll manufacturing services provided by ARD recorded as research and development expenses	360,805	540,785	94,000
Toll manufacturing services provided by ARD initially recorded as cost of goods sold	1,156,420	—	—
Toll manufacturing services provided by ARD initially recorded as inventory	4,518,246	3,307,839	3,032,301
Land purchased from Lanxess	—	—	338,550
Services provided by Saltigo, a subsidiary of Lanxess, recorded as research and development expenses	—	—	387,440

On December 7, 2012, the Company entered into a restated toll manufacturing agreement with ARD, whereby ARD granted the Company exclusive access to a demonstration plant in France to develop and produce succinic acid until June 30, 2013, and until December 2014 with guaranteed 60% of the capacity of this facility. The Company purchased 100% of the succinic acid produced by the demonstration plant from ARD. ARD remains a shareholder of the Company.

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

18. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013	2014	2013
	$	$	$	$	$	$
Property and equipment, net	—	3,333	88,664,899	13,550,946	88,664,899	13,554,279
Investment in equity method investments	—	—	34,817	710,333	34,817	710,033
Intangible assets, net (Note 6)	4,158,550	4,158,550	174,361	—	4,332,911	4,158,550
Goodwill	625,364	692,788	—	—	625,364	692,788

SUPPLEMENTARY INFORMATION

a. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$350,661	$414,600	$469,315	$308,475	$1,543,051
Total operating expenses	7,572,016	8,541,654	7,308,783	$7,281,728	30,704,181
Loss from operations	7,501,215	10,378,155	8,287,287	$9,038,265	35,204,922
Net loss	19,952,041	14,145,140	8,466,191	$4,733,478	47,296,850
Net loss per share applicable to common stockholders—basic	$1.07	$0.75	$0.39	$0.22	$2.32

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$330,722	$1,028,389	$866,529	$439,597	$2,665,237
Total operating expenses	10,176,341	18,706,131	6,714,036	$8,248,672	$43,845,180
Loss from operations	9,845,619	17,677,742	5,847,507	$7,809,075	$41,179,943
Net loss	9,615,966	7,224,683	8,966,756	$7,983,877	$33,791,282
Net loss per share applicable to common stockholders—basic	$0.92	$0.47	$0.48	$0.42	$2.13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on those criteria.

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

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

Schedule I—Condensed Parent Company Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BioAmber Inc.

We have audited the consolidated financial statements of BioAmber Inc. and subsidiaries (the “Company”) as at December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 16, 2015, such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte LLP1

Montreal, Canada

March 16, 2015

1CPA auditor, CA, public accountancy permit No. A118581

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for BioAmber Inc., which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2014, BioAmber Inc’s restricted net assets of consolidated subsidiaries were $60.7 million and exceeded 25% of its total consolidated net assets.

The following condensed parent-only financial statements of BioAmber have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X and included herein. The Parent Company's 100% investment in its subsidiaries has been recorded using the equity basis of accounting in the accompanying condensed parent-only financial statements. The condensed financial statements should be read in conjunction with the consolidated financial statements of BioAmber Inc. and subsidiaries and notes thereto.

Condensed Statements of Operations (Parent Company Only)

	Year Ended December 31
	2014	2013	2012
	$	$	$
Revenues
Intercompany revenue	2,613,791	6,315,398	9,864,507
Operating expenses
General and administrative	11,088,191	9,826,731	8,523,267
Research and development, net	11,245,482	14,865,366	20,514,273
Sales and marketing	2,746,272	3,020,288	2,827,360
Depreciation of property and equipment and amortization of intangible assets	216,356	363,387	509,880
Impairment loss and write-off of property and equipment and of intangible assets	—	2,385,295	—
Foreign exchange loss	447,285	251,943	116,079
Operating expenses	25,743,586	30,713,010	32,490,859
Operating loss	23,129,795	24,397,612	22,626,352
Amortization of deferred financing costs and debt discounts	269,544	138,431	3,111,970
Financial charges (income), net	11,883,901	(7,433,063)	—
Loss on debt extinguishment, net	622,179	—	—
Interest revenue from related parties	(766,300)	(765,396)	(699,505)
Equity in losses of subsidiaries	10,852,568	16,880,174	14,312,233
Other charge (income), net	430,273	—	—
Net loss	46,421,960	33,217,758	39,351,050

Foreign currency translation adjustment	2,496,674	306,798	(883,683)
Total comprehensive loss	48,918,634	33,524,556	38,467,367

Condensed Balance Sheets (Parent Company Only)

	As of	As of
	December 31,	December 31,
	2014	2013
	$	$
Assets
Current assets
Cash	32,836,099	69,510,236
Intercompany receivables	92,851,101	75,081,687
Accounts receivable	476,851	—
Inventories	1,801,826	—
Prepaid expenses	666,495	403,531
Valued added tax, income taxes and other receivables	550,553	—
Deferred financing costs	—	671,270
Total current assets	129,182,925	145,666,724
Property and equipment, net	545,277	700,073
Intangible assets, net	33,233	—
Deferred financing costs	254,002	—
Total assets	130,015,437	146,366,797

Liabilities
Current liabilities
Accounts payable and accrued liabilities	2,864,016	2,135,290
Intercompany payables	1,728,919	411,726
Short-term portion of long-term debt	2,520,452	6,250,000
Total current liabilities	7,113,387	8,797,016
Long-term debt	21,979,548	19,242,707
Warrants financial liability	13,040,000	5,840,000
Other long-term liabilities	127,500	82,500
Investment in subsidiaries at equity	23,089,181	46,715,873
Total liabilities	65,349,616	80,678,096
Commitments and contingencies
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 21,836,046 and 18,558,369 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	218,360	185,584
Additional paid-in capital	220,460,559	177,275,934
Warrants	2,949,018	2,964,335
Accumulated deficit	(161,465,910)	(115,043,950)
Accumulated other comprehensive loss	2,503,794	306,798
Total shareholders’ equity	64,665,821	65,688,701
Total liabilities and equity	130,015,437	146,366,797

Condensed Statements of Cash Flows (Parent Only)

	Year Ended December 31
	2014	2013	2012
	$	$	$
Cash flows from operating activities
Net loss	(46,421,960)	(33,217,758)	(39,351,050)
Adjustments to reconcile net loss to cash:
Stock-based compensation	6,949,205	6,731,539	7,431,262
Depreciation and impairment loss and write-off of property and equipment and of intangible assets	216,356	2,748,682	509,880
Amortization of deferred financing costs and debt discounts	269,544	138,431	—
Write-off of IPO costs	—	—	1,828,074
Equity participation in losses of equity method investments	10,852,568	16,880,174	14,312,233
Other long-term liabilities	45,000	45,000	37,500
Financial charges (income), net	6,707,293	(9,815,293)	—
loss on debt extinguishment	401,207	—	—
Changes in operating assets and liabilities
Change in account receivable	(476,851)	—	—
Change in inventories	(1,801,826)	—	—
Change in prepaid expenses and deposits	(260,855)	(222,719)	(82,348)
Change in research and development tax credits receivable, value added tax, income taxes and other receivables	(550,553)	23,367	(17,557)
Change in accounts payable from subsidiaries	1,317,193	384,526	—
Change in accounts payable and accrued liabilities	728,726	(1,287,224)	(609,543)
Net cash used in operating activities	(22,024,953)	(17,591,275)	(15,941,549)
Cash flows from investing activities
Acquisition of property and equipment and intangible asset	(94,793)	(441,281)	(413,353)
Change in accounts receivable from subsidiaries	(17,796,614)	(22,244,374)	(14,921,835)
Capital redistribution from (investment in) equity method investments	(32,281,790)	251,814	146,194
Net cash used in investing activities	(50,145,997)	(21,897,120)	(15,188,994)

Cash flows from financing activities
Deferred financing costs	(253,924)	(792,960)	—
Issuance of long-term debt	24,500,000	25,000,000	—
Repayment of long-term debt	(25,000,000)	—	—
Cancellation of shares	—	(140,000)	—
Net proceeds from issuance of common shares	36,250,737	73,023,013	9,977,657
Net cash provided by financing activities	35,496,813	97,090,053	9,977,657
Increase (decrease) in cash	(36,674,137)	56,601,658	(21,152,886)
Cash, beginning of period	69,510,236	11,908,578	33,061,464
Cash, end of period	32,836,099	69,510,236	11,908,578

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
Jean-François Huc
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Jean-François Huc and François Laurin, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jean-François Huc Jean-François Huc	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015

/s/ François Laurin François Laurin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015

/s/ Raymond Land Raymond Land	Chairman of the Board of Directors	March 16, 2015

/s/ Kurt Briner Kurt Briner	Director	March 16, 2015

/s/ Henry P. Linsert Henry P. Linsert	Director	March 16, 2015

/s/ Heinz Haller Heinz Haller	Director	March 16, 2015

/s/ Ellen Richstone Ellen Richstone	Director	March 16, 2015

/s/ Kenneth W. Wall Kenneth W. Wall	Director	March 16, 2015

EXHIBIT INDEX

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation	S-1	333-177917	4/11/2013	3.1

3.2	Amended and Restated By-Laws	S-1	333-177917	4/11/2013	3.2

4.1	Form of Common Stock certificate of the Registrant	S-1	333-177917	4/11/2013	4.1

4.2	Amended and Restated Shareholders’ Agreement by and among the stockholders listed therein and the Registrant, dated as of April 15, 2011.	S-1	333-177917	3/15/2012	4.2

4.3	First Amendment to the Amended and Restated Shareholders’ Agreement, dated as of November 4, 2011.	S-1	333-177917	3/15/2012	4.3

4.4	Second Amendment to the Amended and Restated Shareholders’ Agreement, dated as of February 6, 2012.	S-1	333-177917	3/15/2012	4.4

4.5	Third Amendment to the Amended and Restated Shareholders’ Agreement, dated as of May 2, 2013.	S-1	333-177917	5/2/2013	4.5

4.6	Form of Common Stock Purchase Warrant.	S-1	333-177917	5/9/2013	4.6

4.7	Form of Unit Certificate.	S-1	333-177917	5/9/2013	4.7

4.8†	2008 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	S-8	333-190622	8/14/2013	4.2

4.9†	2013 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	S-8	333-190622	8/14/2013	4.3

10.1†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1	333-177917	4/11/2013	10.1

10.2†	BioAmber Inc. (f/k/a DNP Green Technology, Inc.) Stock Incentive Plan, as amended, and Form of Option Certificate and Award Agreement.	S-1	333-177917	3/15/2013	10.2

10.3†	Employment Agreement between BioAmber Canada Inc. (f/k/a DNPGT Canada Inc.) and Jean-François Huc, dated July 1, 2009.	S-1	333-177917	12/22/2011	10.3

10.4†	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-41).	S-1	333-177917	12/22/2011	10.4

10.5	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-42).	S-1	333-177917	12/22/2011	10.5

10.6	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-16).	S-1	333-177917	12/22/2011	10.6
10.7	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-17).	S-1	333-177917	12/22/2011	10.7

10.8	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Roger Laurent Bernier (Certificate No. LW-38).	S-1	333-177917	12/22/2011	10.8

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

10.9	Subscription Agreement between the Registrant and Jean-François Huc dated February 6, 2009.	S-1	333-177917	12/22/2011	10.9

10.10	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Jean- François Huc.	S-1	333-177917	12/22/2011	10.10

10.11	Subscription Agreement between the Registrant and Dilum Dunuwila dated February 6, 2009.	S-1	333-177917	12/22/2011	10.11

10.12	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Dilum Dunuwila.	S-1	333-177917	12/22/2011	10.12

10.13	Subscription Agreement between the Registrant and Kurt Briner dated February 6, 2009.	S-1	333-177917	12/22/2011	10.13

10.14	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Kurt Briner.	S-1	333-177917	12/22/2011	10.14

10.15	Subscription Agreement between the Registrant and Michael Hartmann dated February 6, 2009.	S-1	333-177917	12/22/2011	10.15

10.16	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.16

10.17	Subscription Agreement between the Registrant and Roger Laurent Bernier dated February 6, 2009.	S-1	333-177917	12/22/2011	10.17

10.18	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.18

10.19	Secured Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated June 22, 2009.	S-1	333-177917	3/15/2012	10.19

10.20	Common Stock Purchase Warrant to purchase shares of common stock dated June 22, 2009 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.20

10.21	Stock Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated September 30, 2009.	S-1	333-177917	3/15/2012	10.21

10.22	Stock Purchase Agreement between the Registrant and MCVP Technology Fund I, LLC dated September 30, 2009.	S-1	333-177917	3/15/2012	10.22

10.23	Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated November 23, 2010.	S-1	333-177917	3/15/2012	10.23

10.24	Stock Purchase Agreement between the Registrant and the parties set forth therein dated April 15, 2011.	S-1	333-177917	3/15/2012	10.24

10.25	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.25
10.26	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to MCVP Technology Fund I, LLC.	S-1	333-177917	12/22/2011	10.26

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.27	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Jean-François Huc.	S-1	333-177917	12/22/2011	10.27

10.28	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.28

10.29	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.29

10.30	Stock Purchase Agreement between the Registrant and the parties set forth therein dated November 4, 2011.	S-1	333-177917	3/15/2012	10.30

10.31!	Sole Commercial Field of Use Patent License Agreement by and among the Registrant, UT-Battelle, LLC, and UChicago Argonne, LLC, effective July 1, 2009.	S-1	333-177917	4/1/2013	10.31

10.32	Exclusive Distributorship Agreement by and between Bioamber S.A.S. and Mitsui & Co., Ltd., dated April 9, 2010.	S-1	333-177917	4/1/2013	10.32

10.33!	Commercial License Agreement by and between Bioamber S.A.S. and Cargill Inc., dated April 15, 2010, and Amendments to Commercial License Agreement and Development Agreement, dated October 15, 2011.	S-1	333-177917	4/10/2013	10.33

10.34!	Development Agreement by and between Bioamber S.A.S. and Cargill Inc., dated April 15, 2010, and amendments dated July 5, 2011 and October 15, 2011.	S-1	333-177917	4/10/2013	10.34

10.35!	License Agreement by and between Bioamber S.A.S. and E.I. du Pont de Nemours and Company, dated June 28, 2010, as amended on February 18, 2011.	S-1	333-177917	4/1/2013	10.35

10.36!	Restated Toll Manufacturing Agreement, by and among the Registrant, Bioamber S.A.S. and Agro Industrie Recherches et Développements, S.A., dated as of December 7, 2012.	S-1	333-177917	4/1/2013	10.36

10.37!	Technology License Agreement by and between the Registrant and Celexion, LLC, dated September 25, 2010.	S-1	333-177917	4/10/2013	10.37

10.38!	Joint Venture Agreement by and among the Registrant, BioAmber International S.à.r.l., Mitsui & Co., Ltd. and Bluewater Biochemicals Inc., dated November 2, 2011.	S-1	333-177917	4/1/2013	10.38

10.39	Amendment to the Exclusive Distributorship Agreement, by and between Bioamber S.A.S. and Mitsui & Co., Ltd., dated January 1, 2013.	DRS	377-00032	2/15/2013	10.39

10.40	Amendment One to the Technology License Agreement, by and between the Registrant and Celexion, LLC, dated as of March 15, 2012.	S-1	333-177917	4/1/2013	10.40

10.41	Second Amendment to the Technology License Agreement, by and between the Registrant and Celexion, LLC, dated as of June 8, 2012.	S-1	333-177917	3/15/2012	10.41
10.42	Joint Development Agreement between BioAmber International S.à.r.l. and Solvay S.A., dated October 25, 2011.	S-1	333-177917	4/10/2013	10.42

10.43	Stock Purchase Agreement by and between the Registrant and Lanxess Corporation, dated February 6, 2012.	S-1	333-177917	3/15/2012	10.43

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.44!	Supply Agreement between Bioamber S.A.S. and Mitsubishi Chemical Corporation, effective July 1, 2011.	S-1	333-177917	4/10/2013	10.44

10.45	Sublease Agreement between BioAmber Inc. (f/k/a DNP Green Technology Inc.) and General Electric Capital Canada, commencing August 1, 2009.	S-1	333-177917	12/22/2011	10.45

10.46	Lease Agreement between the Registrant and St. Paul Fire and Marine Insurance Company, dated December 20, 2011.	S-1	333-177917	3/15/2012	10.46

10.47	Renewal Agreement between Sinoven Biopolymers Inc and apbcOffices for premises located at Mirea Asset Shanghai, dated April 10, 2011.	S-1	333-177917	12/22/2011	10.47

10.48!	Prosperity Initiative Regional Diversification Contribution Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of Canada, effective September 16, 2011.	S-1	333-177917	4/1/2013	10.48

10.49	Loan Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of the Province of Ontario, effective September 30, 2011.	S-1	333-177917	3/15/2012	10.49

10.50!	Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, effective February 15, 2012.	S-1	333-177917	4/10/2013	10.50

10.51	Amending Agreement #1 to Prosperity Initiative Regional Diversification Contribution Agreement, between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of Canada, dated as of March 26, 2012.	S-1	333-177917	3/15/2013	10.51

10.52!	Joint Development and Scale-up Agreement by and between the Registrant and Evonik Industries AG, dated April 15, 2012.	S-1	333-177917	4/1/2013	10.52

10.53†	Employment Agreement between the Registrant and Babette Pettersen, dated February 1, 2011.	S-1	333-177917	3/15/2012	10.53

10.54†	Employment Agreement between the Registrant and Kenneth W. Wall, dated October 24, 2011.	S-1	333-177917	3/15/2013	10.54

10.55†	Summary of compensation arrangement with Kurt Briner.	S-1	333-177917	5/2/2013	10.55

10.56†	Summary of compensation arrangement with Heinz Haller.	S-1	333-177917	5/2/2013	10.56

10.57†	Summary of compensation arrangement with Raymond Land.	S-1	333-177917	5/2/2013	10.57

10.58!	Technology License Agreement by and among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, dated February 15, 2012.	S-1	333-177917	4/10/2013	10.58

10.59!	Supply Agreement by and between Bioamber S.A.S. and International Flavors & Fragrances Inc., dated January 1, 2011.	S-1	333-177917	4/1/2013	10.59
10.60	Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of August , 2012.	DRS	377-00032	2/15/2013	10.60

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.61	Second Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of November 5, 2012.	DRS	377-00032	2/15/2013	10.61

10.62!	Agreement of Purchase and Sale, by and between LANXESS Inc. and BioAmber Sarnia Inc., dated as of May 25, 2012.	S-1	333-177917	4/1/2013	10.62

10.63	Memorandum of Agreement of Lease, by and between BioAmber Canada Inc. and Société en Commandite Douze-Cinquante/Twelve-Fifty, Company Limited, dated as of September 24, 2012.	DRS	377-00032	2/15/2013	10.63

10.64	Consent and Amendments to Loan Agreement, by and between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of The Province of Ontario, dated as of September 27, 2012.	DRS	377-00032	2/15/2013	10.65

10.65	Second Amendment to the Executive Distributorship Agreement, by and between Bioamber S.A.S. and Mitsui & Co., dated as of April 8, 2013.	S-1	333-177917	4/10/2013	10.66

10.66	Loan Agreement, dated as of June 30, 2014, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto.	10-Q	001-35905	8/12/2014	10.1

10.67*	Loan and Security Agreement, dated as of December 17, 2014, among Tennenbaum Capital Partners, Sinoven Biopolymers Inc., BioAmber Canada Inc. and BioAmber International S.a.r.l.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†	Management contract or compensatory plan or arrangement.
!	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.