Form 10-K/A
period 2014-12-31
BioAmber Inc.
filed 2015-04-30
CIK 1534287

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number 001-35905

BIOAMBER INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1579162
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1250 Rene Levesque West, Suite 4110 Montreal, Quebec, Canada H3B 4W8	H3B 4W8
(Address of principal executive offices)	(Zip Code)

(514) 844-8000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange where registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐         Smaller reporting company ☐

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K (“Amendment”) for the fiscal year ended December 31, 2014 (the “Form 10-K”) is to file a consent of our auditors to include in our Registration Statement on Form S-3 (Registration No. 333-196470) their report dated March 16, 2015, relating to the financial statements appearing in the Form 10-K. This consent is attached hereto as Exhibit 23.1. This is an exhibit-only filing. The original Form 10-K was filed with the Securities and Exchange Commission on March 16, 2015. Except as expressly noted herein, this Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

PART IV

Item 15. Exhibits and Financial Statements

Exhibits

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOAMBER INC.

By:	/s/ Jean-François Huc
Jean-François Huc President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-François Huc Jean-François Huc	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2015

/s/ François Laurin François Laurin	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2015

* Raymond Land	Chairman of the Board of Directors	April 30, 2015

* Kurt Briner	Director	April 30, 2015

* Henry P. Linsert	Director	April 30, 2015

* Heinz Haller	Director	April 30, 2015

* Ellen Richstone	Director	April 30, 2015

* Kenneth W. Wall	Director	April 30, 2015

*	Signed via power of attorney.

By: /s/ Jean-François Huc

Name: Jean-François Huc

Title: Attorney-in-Fact