Form 10-Q
period 2015-03-31
BioAmber Inc.
filed 2015-05-11
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	x

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¨    No   x

As of May 11, 2015, there were 25,843,671 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

•

the expected funding sources of our Sarnia, Ontario plant under construction and commissioning and our other planned manufacturing facilities and the expected timing of the completion of construction and the start of commercial operations at each of these facilities;

•	our joint venture with Mitsui & Co. Ltd., or Mitsui;

•

our take-or-pay agreements with Vinmar International Ltd., or Vinmar, related to bio-based 1,4 butanediol(1,4 BDO), tetrahydrofuran (THF), and bio-based succinic acid, and with PTTMCC Biochem for bio-succinic acid;

•	the expected market applications for our products and the sizes of these addressable markets;

•	our ability to gain market acceptance for bio-succinic acid, its derivatives including 1,4 BDO and THF and other building block chemicals;

•	the benefits of our transition from our E. coli bacteria to our yeast;

•	our ability to commence commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;

•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;

•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives and other building block chemicals;

•	customer qualification, approval and acceptance of our products;

•	our ability to maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;

•	the impact of our off-take agreements on our business with our customers, our distributors and our current and future equity partners;

•	our ability to economically obtain feedstock and other inputs;

•	the achievement of advances in our technology platform;

•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others’ rights;

•	government regulatory and industry certification approvals for our facilities and products; and

•	government policymaking and incentives relating to bio-chemicals;

and other risks and uncertainties referenced under “Risk Factors” in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this prospectus supplement or the respective dates of documents incorporated by reference herein or therein that include forward-looking statements.

BIOAMBER INC.

Form 10-Q

For the Quarter Ended March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

for the three months ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	$	$
Revenues
Product sales	367,249	350,661
Total revenues	367,249	350,661
Cost of goods sold excluding depreciation and amortization (Note 16)	310,089	279,860
Gross profit	57,160	70,801
Operating expenses
General and administrative	2,627,565	2,919,063
Research and development, net	4,608,745	3,314,249
Sales and marketing	1,152,722	1,111,402
Depreciation of property and equipment and amortization of intangible assets	71,840	59,674
Foreign exchange loss	55,952	167,628
Operating expenses	8,516,824	7,572,016
Operating loss	8,459,664	7,501,215
Amortization of deferred financing costs and debt discounts	66,250	72,800
Financial charges (income), net (Note 9)	430,810	12,352,721
Equity participation in losses of equity method investments (Note 2)	—	54
Other expense (income), net	(21,567)	—
Loss before income taxes	8,935,157	19,926,790
Income taxes (Note 13)	33,319	25,251
Net loss	8,968,476	19,952,041

Net loss attributable to:
BioAmber Inc. shareholders	8,258,182	19,911,045
Non-controlling interest	710,294	40,996
	8,968,476	19,952,041

Net loss per share attributable to BioAmber Inc. shareholders - basic	$0.38	$1.07
Weighted-average of common shares outstanding - basic	21,837,592	18,559,652

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2015 and 2014

(Unaudited)

	Three Months ended
	March 31,
	2015	2014
	$	$
Net loss	8,968,476	19,952,041
Foreign currency translation adjustment	6,885,834	848,108
Total comprehensive loss	15,854,310	20,800,149

Total comprehensive loss attributable to:
BioAmber Inc. shareholders	11,455,532	20,166,639
Non-controlling interest	4,398,778	633,510
	15,854,310	20,800,149

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	As of	As of
	March 31,	December 31,
	2015	2014
	$	$
Assets
Current assets
Cash (Note 7 vii))	26,025,077	51,042,752
Accounts receivable	420,384	476,851
Inventories (Note 3)	1,979,931	1,801,826
Prepaid expenses and deposits (Note 3)	750,528	765,539
Valued added tax, income taxes and other receivables	1,799,143	3,005,153
Total current assets	30,975,063	57,092,121
Property and equipment, net (Note 4)	105,092,502	88,664,899
Investment in equity method and cost investments (Note 2)	447,681	34,817
Intangible assets, net (Note 5)	5,493,380	4,332,911
Goodwill	625,364	625,364
Restricted cash (Note 1)	593,250	646,500
Deferred financing costs (Note 7)	1,108,126	1,043,788
Total assets	144,335,366	152,440,400

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	17,153,289	16,459,918
Income taxes payable (Note 13)	223,014	204,096
Accounts payable Agro-industries Recherches et Développements (“ARD”) (Note 16)	—	983,465
Deferred grants (Note 8)	2,087,434	2,274,802
Short-term portion of long-term debt (Note 7)	6,142,931	2,977,707
Total current liabilities	25,606,668	22,899,988
Long-term debt (Note 7)	36,431,480	34,653,101
Warrants financial liability (Note 12)	12,720,000	13,040,000
Other long-term liabilities	138,750	127,500
Total liabilities	74,896,898	70,720,589
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 11)	21,854,092	24,190,412
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 21,838,671 and 21,836,046 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	218,386	218,360
Additional paid-in capital	221,973,090	220,460,559
Warrants	2,946,970	2,949,018
Accumulated deficit	(169,724,092)	(161,465,910)
Accumulated other comprehensive loss	(7,829,978)	(4,632,628)
Total BioAmber Inc. shareholders’ equity	47,584,376	57,529,399
Total liabilities and equity	144,335,366	152,440,400

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

for the period from January 1, 2013 to March 31, 2015

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$	$
Balance at January 1, 2013	10,349,815	103,498	113,780,846	1,457,855	3,074,957	(81,826,192)	(94,969)	2,759,435	37,797,575
Release of shares - Sinoven	63,000	630	(630)	—	—	—	—	—	—
Cancelation of shares - Sinoven	—	—	(140,000)	—	—	—	—	—	(140,000)
Stock-based compensation (Note 12)	—	—	6,731,539	—	—	—	—	—	6,731,539
IPO proceeds	8,000,000	80,000	79,920,000	—	—	—	—	—	80,000,000
IPO costs	—	—	(7,136,291)	—	—	—	—	—	(7,136,291)
Warrants issued at IPO			(16,148,000)	—	—	—	—	—	(16,148,000)
Warrants exercised	145,554	1,456	268,470	(145,554)	(110,622)	—	—	—	159,304
Net loss	—	—	—	—	—	(33,217,758)	—	(573,524)	(33,791,282)
Foreign currency translation	—	—	—	—	—	—	(279,014)	(59,986)	(339,000)
Balance at December 31, 2013	18,558,369	185,584	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845

Stock-based compensation (Note 12)	—	—	6,949,205	—	—	—	—	—	6,949,205
Reclassification of non-controlling interest to redeemable non-controlling interest (Note 11)	—	—	—	—	—	—	—	(2,125,925)	(2,125,925)
Issuance of shares , net of issuance costs	3,220,000	32,200	36,027,708	—	—	—	—	—	36,059,908
Warrants exercised/expired	26,976	269	23,164	(63,175)	(15,317)	—	—	—	8,116
Stock options exercised	30,701	307	184,548	—	—	—	—		184,855
Net loss	—	—	—	—	—	(46,421,960)	—	—	(46,421,960)
Foreign currency translation	—	—	—	—	—	—	(4,258,645)	—	(4,258,645)
Balance at December 31, 2014	21,836,046	218,360	220,460,559	1,249,126	2,949,018	(161,465,910)	(4,632,628)	—	57,529,399

Stock-based compensation (Note 12)	—	—	1,507,695	—	—	—	—	—	1,507,695
Warrants exercised/expired	2,625	26	4,836	(2,695)	(2,048)	—	—		2,814
Net loss	—	—	—	—	—	(8,258,182)	—	—	(8,258,182)
Foreign currency translation	—	—	—	—	—	—	(3,197,350)	—	(3,197,350)
Balance at March 31, 2015	21,838,671	218,386	221,973,090	1,246,431	2,946,970	(169,724,092)	(7,829,978)	—	47,584,376

The accompanying notes are integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

for three months ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	$	$
Cash flows from operating activities
Net loss	(8,968,476)	(19,952,041)
Adjustments to reconcile net loss to cash:
Stock-based compensation	1,507,695	1,483,681
Depreciation of property and equipment and amortization of intangible assets	71,840	59,674
Amortization of deferred financing costs and debt discounts	66,250	72,800
Equity participation in losses of equity method investments	—	54
Other long-term liabilities	11,250	11,250
Financial charges (income), net (Note 9)	(148,125)	11,835,870
Changes in operating assets and liabilities
Change in accounts receivable	56,467	175,087
Change in inventories	(178,105)	(1,451,615)
Change in prepaid expenses and deposits	76,273	875,598
Change in valued added tax, income taxes and other receivables	1,400,142	(604,050)
Change in accounts payable to ARD	(983,465)	516,832
Change in accounts payable and accrued liabilities	1,165,302	2,109,572
Net cash used in operating activities	(5,922,952)	(4,867,288)

Cash flows from investing activities
Acquisition of property and equipment and intangible asset	(29,055,502)	(12,730,816)
Change in restricted cash	—	(678,450)
Capital investment in cost investment (Note 2)	(412,864)	—
Net cash used in investing activities	(29,468,366)	(13,409,266)

Cash flows from financing activities
Deferred financing costs	(144,260)	—
Issuance of long-term debt (Note 7)	5,415,545	—
Government grants (Note 8)	4,075,947	—
Net proceeds from issuance of common shares	2,814	3,752
Proceeds from issuance of shares by a subsidiary (Note 11)	2,062,458	8,120,700
Net cash provided by financing activities	11,412,504	8,124,452

Foreign exchange impact on cash	(1,038,861)	(554,028)
Decrease in cash	(25,017,675)	(10,706,130)
Cash, beginning of period	51,042,752	83,728,199
Cash, end of period	26,025,077	73,022,069

Supplemental cash flow information:
Non-cash transactions:
Construction in Progress costs not yet paid	13,753,341	4,935,512
Amortization of debt discounts capitalized to CIP	412,061	142,398

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Notes to Consolidated Financial Statements

for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC rules and regulations and using the same accounting policies as described in Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the fiscal year ended December 31, 2015 or any other future period.

Risk and uncertainties

         BioAmber is an industrial biotechnology company producing sustainable chemicals and the Company has not yet commenced its planned, principal operations. The Company’s principal operations will start once commercial production begins at the Sarnia, Ontario facility, currently under construction. The Company’s activities since inception have consisted principally of raising capital for performing research and development activities, developing market related to its bio-succinic acid product and derived products, acquiring technology patents, producing and selling bio-succinic acid from a large-scale demonstration facility in Pomacle, France, and building its Sarnia facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of the construction and future operation of the commercial-scale manufacturing facility in Sarnia, Ontario, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel.

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. There have been no changes in the methodologies used since December 31, 2014.

Restricted Cash

Cash amounts that are restricted to withdrawal or usage are presented as restricted cash. As of March 31, 2015 and December 31, 2014, the Company had $593,250 and $646,500, respectively, of restricted cash held in an escrow account as a guarantee to a long-term supply agreement. See also Note 10.

Revenue

The Company’s revenues represent sales of bio-succinic acid and derivative products to a limited number of customers. Revenues from two customers represented 62% of the consolidated revenue for the three months ended March 31, 2015 and revenues from two customers represented 73% of the consolidated revenue for the three months ended March 31, 2014.

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

Redeemable non-controlling interest

The Company accounts for redeemable non-controlling interest in accordance with FASB ASC 480-10-S99, Classification and Measurement of Redeemable Securities, under which the initial carrying value of the redeemable non-controlling interest is classified as temporary equity. The redeemable non-controlling interest is presented at the greater of their carrying amount or redemption value at the end of each reporting period. The changes in the value from period to period are charged to redeemable non-controlling interest on the consolidated balance sheets, or in reduction of retained earnings and earnings available to common shareholders if the redemption value is greater than the carrying amount. Refer to Note 11.

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

Recently adopted and recently issued accounting guidance

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. The FASB proposed that a deferral of the effective date is necessary to provide adequate time to effectively implement the new revenue standard. It is important to note that the FASB’s proposed deferral is not a final decision. The Company is in the process of evaluating the impact of the standard.

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

2. Equity Investments

AmberWorks had a net loss of $nil and $108, for the three months ended March 31, 2015 and 2014, respectively. Sinoven’s share of the net loss amounted to $nil and $54 for those periods, respectively.

AmberWorks had total assets of $70,496 and $69,634 and total liabilities of nil as of March 31, 2015 and December 31, 2014, respectively. Sinoven’s share of net assets amounted to $35,248 and $34,817 as of those periods, respectively.

          On May 6, 2014, AmberWorks made a capital distribution totaling $1,350,000, to Sinoven and NatureWorks LLC, both 50% holders of the joint venture, in proportion of their respective investments in the joint venture. This distribution was in the form of cash and was recorded as a reduction of investment.

On February 5, 2015, the Company invested $412,234 (CAD$ 500,000) in a start-up private company, which represents 6.6% ownership interest.

3. Inventories and Prepaid expenses and deposits

The Company had approximately $2.0 million and $1.8 million of finished goods inventory as of March 31, 2015 and December 31, 2014, respectively.

The Company had approximately $0.8 million of prepaid expenses and deposits as of March 31, 2015 and December 31, 2014, which was comprised primarily of deposits made to secure the purchase of equipment and advances for the construction of the manufacturing facility in Sarnia, Ontario.

4. Property and equipment

	Estimated
	Useful	March 31,	December 31,
	Life	2015	2014
	(years)
		$	$
Land		266,434	290,349
Furniture and fixtures	5 - 8	63,418	77,448
Machinery and equipment	5 - 15	1,195,669	1,215,561
Computers, office equipment and peripherals	3 - 7	167,178	134,248
Leasehold improvement	10	12,342	12,342
Construction in-progress		121,010,284	101,664,351
Grants applied to construction in-progress		(17,234,554)	(14,362,312)
		105,480,771	89,031,987
Less: accumulated depreciation		(388,269)	(367,088)
Property and equipment, net		105,092,502	88,664,899

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $60,178 and $59,674 for the three months ended March 31, 2015 and 2014, respectively.

5. Intangible assets

	March 31,	December 31,
	2015	2014
	$	$
Intellectual property, patents and licenses:
Beginning balance	4,878,813	4,878,813
Addition of license	1,089,972	—
Foreign currency translation adjustment	(350,074)	(350,074)
	5,618,711	4,528,739
Less: accumulated amortization	(4,528,739)	(4,528,739)
Intellectual property, patents and licenses, net	1,089,972	—
Acquired in-process research and development	4,158,550	4,158,550
Computer software and license	359,811	279,201
Less: accumulated depreciation	(114,953)	(104,840)
Intangible assets, net	5,493,380	4,332,911

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $11,662 and nil for the three months ended March 31, 2015 and 2014, respectively.

On December 11, 2014, we entered into a license agreement with Johnson Matthey Davy Technologies (Davy). We intend to use the technology licensed from Davy in our planned 100,000 ton per year capacity plant that uses bio-succinic acid as the feedstock to produce 70,000 tons of BDO and 30,000 tons of THF. We also secured the right to license the Davy technology for two additional BDO/THF plants. As of March 31, 2015, an amount $1.1 million was capitalized as license fee.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
	$	$
Trade accounts payable	14,882,475	13,184,825
Accrued payroll and bonus	1,222,749	2,232,590
Consulting and legal fees	560,420	614,993
Other	487,645	427,510
Total	17,153,289	16,459,918

7. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of the manufacturing facility in Sarnia, Ontario:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

          On September 30, 2011, BioAmber Sarnia Inc. (“BioAmber Sarnia”) and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $11,865,211 when converted into U.S. dollars as of March 31, 2015, was granted to BioAmber Sarnia, according to the following principal terms:

●	the loan is interest free during the first five years provided BioAmber Sarnia creates or retains an average of 31 jobs per year, calculated on an annual basis;
●

the loan will bear interest from the fifth anniversary date of its disbursement at an annual rate of 3.98% (or 5.98% if BioAmber Sarnia does not fully achieve the cumulative job target for the first five years);

●	the principal will be repayable in five annual equal installments from the sixth anniversary date of the disbursement of the loan;
●

the loan is secured by a guarantee from BioAmber and Mitsui & Co., Ltd., the non-controlling shareholder of BioAmber Sarnia (the guarantee being limited to its percentage of ownership held in BioAmber Sarnia); and

●

the loan is secured by (i) a general security agreement representing a valid charge on BioAmber Sarnia’s present and future accounts receivable, inventory, equipmen0t and other personal property and (ii) a valid charge against the leasehold interest on the portion of the real property located in Sarnia Ontario, Canada and leased to BioAmber Sarnia.

During March 2013, BioAmber Sarnia received the first disbursement of CAD$929,000, or $735,252 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $394,028 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $341,224 when converted into U.S. dollars as of March 31, 2015 was recorded as a short-term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

During July 2014, BioAmber Sarnia received the second disbursement of CAD$4,976,000, or $3,935,867 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $2,046,202 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $1,889,665 when converted into U.S. dollars as of March 31, 2015 was recorded as a grant classified in reduction of the cost of construction in-progress.

During November 2014, BioAmber Sarnia received the third disbursement of CAD$1,345,000, or $1,063,811 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $575,516 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $488,295 when converted into U.S. dollars as of March 31, 2015 was recorded as a short term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

During the period ended March 31, 2015, BioAmber Sarnia received the fourth and fifth disbursements for a total of CAD$ 7,750,000, or $6,130,281 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $3,413,566 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $2,716,715 when converted into U.S. dollars as of March 31, 2015 was recorded as a short term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

ii)	Sustainable Chemistry Alliance (“SCA”)

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000, or $395,507 when converted into U.S. dollars as of March 31, 2015. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed $45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender.

In July 2014, the loan agreement was amended to increase the third party credit facilities from $45 million in the aggregate as described above, to $60 million in the aggregate.

The loan was originally recorded at $205,171 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $190,336 was recorded as a deferred grant (see Note 9).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (“FEDDEV”)

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD$12,000,000 or $9,492,169 when converted into U.S. dollars as of March 31, 2015, was granted to BioAmber Sarnia. The loan is non-interest bearing with original repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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

These covenants were met as of March 31, 2015.

During October 2012, BioAmber Sarnia received the first disbursement for CAD$3,645,000 or $2,883,246 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $1,121,290 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,761,956 when converted into U.S. dollars as of March 31, 2015 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During January 2013, BioAmber Sarnia received a second disbursement for CAD$221,000, or $174,814 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $112,160 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $62,654 when converted into U.S. dollars as of March 31, 2015 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

On March 20, 2013, the BioAmber Sarnia agreed with FEDDEV to amend the repayment of principal from the period October 2013 to October 2018, to the period October 2014 to October 2019. The Company recorded the impact of the amendment in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the amendment was recorded as a debt extinguishment and the issuance of new debt, with new terms. As a result, the Company recognized a gain on debt extinguishment of $314,305.

During December 2013, BioAmber Sarnia received a third disbursement for CAD$1,882,700, or $1,489,242 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $932,965 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $556,277 when converted into U.S. dollars as of March 31, 2015 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During May 2014, the BioAmber Sarnia agreed with FEDDEV to amend the repayment of principal from the period October 2014 to October 2019, to the period from October 2015 to October 2020. The Company recorded the impact of the amendment in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the amendment was recorded as a debt extinguishment and the issuance of new debt, with new terms. As a result, the Company recognized a gain on debt extinguishment of $451,450.

During June 2014, BioAmber Sarnia received a fourth disbursement for CAD$3,183,200, or $2,517,956 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $1,641,245 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $876,711 when converted into U.S. dollars as of March 31, 2015 was recorded as a grant classified in reduction of the cost of construction in progress.

During October 2014, BioAmber Sarnia received a fifth disbursement for CAD$913,200, or $722,354 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $485,112 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $237,242 when converted into U.S. dollars as of December 31 2014 was recorded as a grant and applied as reduction of the cost of construction in progress.

During December 2014, BioAmber Sarnia received a sixth disbursement for CAD$709,500, or $561,208 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $384,467 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $176,741 when converted into U.S. dollars as of March 31, 2015 was recorded as a grant applied as reduction of the cost of construction in progress.

During the period ended March 31, 2015, BioAmber Sarnia received the seventh disbursement and the release the holdback, for a total of CAD$1,445,000, or $1,143,349 when converted into U.S. dollars as of March 31, 2015. The loan was originally recorded at $805,744 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $337,605 when converted into U.S. dollars as of March 31, 2015 was recorded as a grant and applied as reduction of the cost of construction in progress The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

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

The Company used the proceeds received from Tennenbaum Capital Partners LLC loan (refer to Note 7 vii)) to repay the existing debt with HTGC. The Company recorded the impact of the loan termination in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the difference between the net carrying amount of the extinguished debt and the reacquisition price of the new debt was recorded as a debt extinguishment. As a result, the Company recognized a loss on debt extinguishment of $622,179 for the year ended December 31, 2014.

v)Minister of Agriculture and Agri-Food of Canada (AAFC)

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

During September 2014, BioAmber Sarnia received a first disbursement for CAD$2 million or, $1,582,028 when converted in U.S. dollars as of March 31, 2015. The loan was originally recorded at $811,250 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $770,778 when converted into U.S. dollars as of March 31, 2015 was recorded as a grant classified in reduction of the cost of construction in-progress.

During November 2014, BioAmber Sarnia received a second disbursement for CAD$5,255,346 or, $4,157,053 when converted in U.S. dollars as of December 31, 2014. The loan was originally recorded at $2,174,549 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,982,504 when converted into U.S. dollars as of March 31, 2015 was recorded as a grant applied as reduction of the cost of construction in-progress.

During March 2015, BioAmber Sarnia received the third and last disbursement for CAD$2,745,000 or, 2,171,060 when converted in U.S. dollars as of March 31, 2015. The loan was originally recorded at $1,170,091 when converted into U.S. dollars as of March 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,000,969 when converted into U.S. dollars as of March 31, 2015 was recorded as a grant applied as reduction of the cost of construction in-progress.

vi)	Comerica Bank, Export Development Canada and Farm Credit Canada

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million. The loan will bear interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning three months after the completion of the commissioning and start-up phase of the Sarnia plant, but at the latest on June 30, 2015. The disbursement of the loan, net of a 2.5% upfront loan fee, is subject to customary conditions, including continued progress on the construction of the Sarnia plant, which are expected to be met in or around December 2014. The 2.5% upfront fee of CAD$500,000, or $395,507 when converted into U.S. dollars as of March 31, 2015, was recorded as deferred financing costs and will be amortized over the estimated term of the loan using the effective interest method. Until drawdown of the CAD$20.0 million term loan, BioAmber Sarnia will pay a 1.0% per annum commitment fee on the undrawn amount. BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at the end of any and each quarter during the term of the loan. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. There is no outstanding balance as of March 31, 2015.

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

The Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Facility, the failure to comply with certain covenants and agreements specified in the Agreement, the occurrence of a material adverse change, defaults in respect of certain other indebtedness, and certain events of insolvency.  In addition, the expiration, termination or unavailability of the Company’s license agreements with Cargill, Inc. are deemed to be a default under the Agreement.  The Company is required to maintain at least $12.5 million in unrestricted cash through the period ending March 31, 2016.  After that period, (i) the Company must maintain the lesser of $12.5 million and the amount of the outstanding principal on the loan or (ii) BioAmber Sarnia’s trailing 6 month free cash flow shall be at least 85% of certain projections agreed to with the Lender. The

Company will require its subsidiary BioAmber Sarnia to make certain cash distributions to its shareholders on a quarterly basis beginning January 1, 2016, within the terms of the BioAmber Sarnia Joint Venture Agreement unless prohibited by applicable law or the BioAmber Sarnia financing agreements, such that amounts of cash will not accumulate in BioAmber Sarnia.  If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Facility may become due and payable immediately. These covenants were met as of March 31, 2015.

As of March 31, 2015, the balance of deferred financing cost associated with this transaction was $156,250 and is being amortized over the estimated term of the loan.

The balance of the outstanding long-term debt is as follows:

	March 31,	December 31,
	2015	2014
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $500,000)	395,507	431,000
Less: debt discount	(190,336)	(207,417)
Amortization of debt discount	95,610	97,778
Less: short-term portion of debt	(19,775)	—
	281,006	321,361

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	11,865,211	6,249,585
Less: debt discount	(5,435,899)	(2,963,205)
Amortization of debt discount	352,284	248,000
	6,781,596	3,534,380

Federal Economic Development Agency:
Face value (CAD $12,000,000)	9,492,169	9,097,991
Less: debt discount	(3,368,520)	(3,302,910)
Less: short-term portion of debt	(949,217)	(457,255)
Gain on debt extinguishment	(639,461)	(696,846)
Amortization of debt discount	990,157	872,602
	5,525,128	5,513,582

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $10,000,000)	7,910,141	6,254,108
Less: debt discount	(3,754,251)	(3,000,363)
Amortization of debt discount	148,257	50,485
Less: short-term portion of debt	(72,570)	—
	4,231,577	3,304,230

Tennenbaum Capital Partners, LLC :
Face value	25,000,000	25,000,000
Less: debt discount	(500,000)	(500,000)
Amortization of debt discount	41,667	—
End of term charge	171,875	—
Less: short-term portion of debt	(5,101,369)	(2,520,452)
	19,612,173	21,979,548
Long-term debt, net	36,431,480	34,653,101

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	TPC	Total
	$	$	$	$	$	$
April 2015 - March 2016	19,775	—	949,217	72,570	5,101,369	6,142,931
April 2016 - March 2017	79,101	—	1,898,434	870,841	10,958,338	13,806,714
April 2017 - March 2018	79,101	—	1,898,434	870,841	8,940,293	11,788,669
April 2018 - March 2019	79,101	2,373,042	1,898,434	870,841	—	5,221,418
April 2019 and thereafter	138,429	9,492,169	2,847,650	5,225,048	—	17,703,296
Total	395,507	11,865,211	9,492,169	7,910,141	25,000,000	54,663,028

8. Deferred Grants

As of March 31, 2015, the Company has the following deferred grants:

a) Sustainable Development Technology Canada (“SDTC”)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia in the amount of CAD$7,500,000, or $6,696,750 when converted into U.S. dollars as of March 31, 2015, with progressive disbursements according to the terms of the agreement and milestones.

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
II b). Engineering Site Preparation and General Contractor Selection. The Company fulfilled this Milestone in 2014.
III.	Engineering, Procurement of Equipment and Construction of the Plan, expected to be prior to March 31, 2015
IV.	Commissioning, Start-up and Optimization of the manufacturing facility, expected to be prior to 2016.

The grant is non-reimbursable by BioAmber Sarnia except upon the occurrence of certain events of default defined in the agreement.

An advance on Milestone I of CAD$1,982,726, or $1,568,364 when converted into U.S. dollars as of March 31, 2015, was received in December 2011 (net of 10% holdback) and was originally recorded as deferred grant. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia received an additional amount of CAD$3,015,000, or $2,385,078 when converted into U.S. dollars as of March 31, 2015, as an advance on Milestone II a). Accordingly, the advance on Milestone I was reclassified from deferred grants reducing the cost of construction in-progress whereas the advance in Milestone II a) was originally recorded as a deferred grant. During December 2014, following the amendment of the milestones as described above, BioAmber Sarnia received an amount of CAD$896,300, or $708,986, when converted into U.S. dollars as of March 31, 2015 for Milestone II b) and advance on Milestone III of CAD$2,398,359, or $1,897,397 when converted into U.S. dollars as of March 31, 2015. The advance on Milestone II a) was reclassified from deferred grants reducing the cost of construction in-progress, and the amount on Milestone II b) was directly applied against construction in-progress. The advance on milestone III was recorded as a deferred grant as of March 31, 2015.

b) Sustainable Chemistry Alliance (“SCA”)

The loan received from SCA is to be used primarily for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenditures for which the loan was received have not yet been incurred as of March 31, 2015, but are expected to be incurred during the next year. Accordingly, the grant portion of the loan in the amount of

$190,336 when converted into U.S. dollars as of March 31, 2015, has been deferred and will be reclassified as a reduction of such expenditures as they are incurred in the future.

The balance of the outstanding current liability deferred grant is as follows:

	March 31,	December 31,
	2015	2014
	$	$
SDTC	1,897,098	2,067,385
SCA	190,336	207,417
Total	2,087,434	2,274,802

9. Financial charges (income), net

	Three Months ended
	March 31,
	2015	2014
	$	$
End of term charge on long-term debt (Note 7)	171,875	235,870
Interest on long-term debt	593,750	625,000
Revaluation of the warrants financial liability (Note 12)	(320,000)	11,600,000
Interest revenue	(14,815)	(108,149)
Total financial charges (income), net	430,810	12,352,721

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

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $127,040 and $ 182,083 for the three months ended March 31, 2015 and 2014, respectively, and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$750,000 or $593,120 when converted into U.S. dollars as of March 31, 2015 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required.

As of December 31, 2014, BioAmber Sarnia has commitments related to purchase obligations and service payments as follows:

December 31, 2014
$
2015	1,276,214
2016	2,323,733
2017	2,541,857
2018	2,541,857
2019	2,541,857
Thereafter	8,682,382

Litigation

As of March 31, 2015 there were no outstanding claims or litigation.

11. Redeemable non-controlling interest

On January 24, 2014, the Company signed an amended and restated joint venture agreement (the “Amended JV Agreement”) with Mitsui & Co. Ltd. related to the Sarnia joint venture. Under the Amended JV Agreement, Mitsui invested an additional $8.1 million (CAD$9 million) on January 29, 2014 in BioAmber Sarnia to maintain its 30% ownership. The Amended JV Agreement also revised each party’s rights and obligations under the buy/sell provisions of the Agreement, including a put option exercisable at Mitsui’s sole discretion that requires the Company to purchase Mitsui’s equity for a purchase price of 50% of Mitsui’s equity in the joint venture. This option remains in effect until December 31, 2018. As a result of the Amended JV Agreement, the Company’s previously recorded non-controlling interest in BioAmber Sarnia joint venture of $2.1 million as at December 31, 2014 in shareholders’ equity on the consolidated balance sheet, was re-classified to redeemable non-controlling interest in temporary equity on the Company’s consolidated balance sheets, at the greater of the carrying value or the redemption value, in accordance with FASB ASC 480-10-S99.

On August 15, 2014, Mitsui invested $16.5 million (CAD$18 million) of equity in BioAmber Sarnia maintaining its 30% ownership. On February 6, 2015, Mitsui invested an additional $2.0 million (CAD$2,571,000) of equity in BioAmber Sarnia. As of March 31, 2015, the estimated redemption value of the redeemable non-controlling interest was $14.8 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, January 1, 2014	$-
Reclassification of non-controlling interest to redeemable non-controlling interest	2,125,925
Mitsui’s additional capital contribution	24,608,700
Net loss attributable to non-controlling interest (NCI)	(874,890)
Accumulated other comprehensive income attributable to NCI	(1,669,323)
Balance, December 31, 2014	24,190,412
Mitsui’s additional capital contribution	2,062,458
Net loss attributable to NCI	(710,294)
Accumulated other comprehensive income attributable to NCI	(3,688,484)
Balance at March 31, 2015	21,854,092

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

Warrants financial liability

The warrants issued upon the completion of the IPO, are exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. The warrants contain full ratchet, anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrant, with certain exceptions. The exercise price of $11.00 per whole share of common stock is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock issuances or other similar events affecting the company’s common stock. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. Following the May 2015 public offering, the exercise price per share of those warrants were adjusted to $9.00. Refer to Note 18- Subsequent events.

The fair value of the warrants was determined to be $2.02 per warrant using the Black-Scholes option pricing model using the following assumptions:

Risk free interest rate	0.54%
Expected life	4 years
Volatility	56.06%
Expected dividend yield	0%
Forfeiture rate	0%

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On March 31, 2015, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $1.59 per warrant, as compared to $1.63 per warrant on December 31, 2014. As a result, the liability was revalued at the balance sheet date resulting in a financial charge (income) of $(320,000) for the three months ended March 31, 2015.

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

Stock-based compensation expense was allocated as follows:

	Three Months ended
	March 31,
	2015	2014
	$	$
General and administrative	801,672	664,022
Research and development	562,682	647,525
Sales and marketing	143,341	172,134
Total compensation expense	1,507,695	1,483,681

The following table summarizes activity under the Plan:

	Three Months ended
	March 31,
	2015		2014
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	options	price	options	price
		$		$
Options outstanding, beginning of period	4,923,596	7.67	4,329,560	8.46
Granted	260,000	8.61	60,000	12.03
Forfeited	(23,146)	8.41	(46,719)	10.08
Options outstanding, end of period	5,160,450	7.70	4,342,841	8.49
Options exercisable, end of period	2,544,706	6.87	1,666,406	8.40
Per share weighted average grant-date fair value of options granted		$6.28		$6.74

As of March 31, 2015, the weighted-average remaining contractual life of options outstanding and options exercisable were 7.84 years and 6.61 years, respectively.

The fair value of options granted during the three months ended March 31, 2015 and 2014, respectively, was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months ended
	March 31,
	2015	2014
Risk-free interest rate	1.82%	1.91%
Expected life	6.25 years	6.25 years
Volatility	85.34%	58.24%
Expected dividend yield	0%	0%

Warrants

During the three months ended March 31, 2015, 2,625 warrants were exercised at an exercise price of $1.07 per share. During the three months ended March 31, 2014, 3,500 warrants were exercised at an exercise price of $1.07.

As at March 31, 2015, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
331,846	$1.07	February 2014 - September 2019
610,890	$1.43	February 1, 2019
208,950	$5.74	October 2014 - June 2019
94,745	$10.55	April 1, 2021
4,000,000	$11.00	May 1, 2017
5,246,431

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

Based on the Company’s evaluation at March 31, 2015, management has concluded that there has been a change to the recorded uncertain tax positions requiring adjustments to deferred tax assets and related valuation allowance, but did not require any recognition in the consolidated financial statements. Open tax years include the tax years December 31, 2010 through December 31, 2014.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions; however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as an income tax expense.

For the three month periods ended March 31, 2015 and March 31, 2014, the Company’s effective income tax rates was 0.37% and 0.13% respectively, compared to an applicable U.S. combined federal and state income tax rate of 40.54%. The difference between the effective tax rate and U.S. statutory tax rate as of March 31, 2015 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended March 31, 2015, the Company recorded valuation allowances on deferred tax assets relating to current year losses and temporary differences.

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

The Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2010 to present. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2010 to the present.

14. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of March 31, 2015, is equal to the carrying amount of its financial assets. As of March 31, 2015 the amounts due from two customers represented approximately 54% of the total accounts receivable. As of March 31, 2014, the amounts due from one customer represented approximately 84% of the total accounts receivable.

Interest Rate Risk

We had unrestricted cash totaling $26.0 million at March 31, 2015. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of constructing our planned facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%.  If the LIBOR rate were to increase, the interest rate for the remaining term of the loan would increase.

15. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at March 31, 2015 and December 31, 2014. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

16. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months ended
	March 31,
	2015	2014
	$	$
Product sales to a shareholder	3,250	21,582
Toll manufacturing services provided by ARD recorded as research and development expenses	—	189,172
Toll manufacturing services provided by ARD initially recorded as inventory	445,847	1,797,396

On December 7, 2012, the Company entered into a restated toll manufacturing agreement with ARD, whereby ARD granted the Company exclusive access to a demonstration plant in France to develop and produce succinic acid until June 30, 2013, and the Company exercised its option to extend the access to this facility through the end of 2014, during which time the Company was only guaranteed 60% of the capacity of this facility. The Company purchased 100% of the succinic acid produced by the demonstration plant from ARD, which was recorded in the Company’s inventory and is recorded in its costs of goods sold following sales to the Company’s customers. ARD remains a shareholder of the Company.

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

17. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014
	$	$	$	$	$	$
Property and equipment, net	—	—	105,092,502	88,664,899	105,092,502	88,664,899
Investment in equity method investments	—	—	447,681	34,817	447,681	34,817
Intangible assets, net (Note 5)	4,158,550	4,158,550	1,334,830	174,361	5,493,380	4,332,911
Goodwill	625,364	625,364	—	—	625,364	625,364

18. Subsequent events

On April 20, 2015, the Company elected to terminate its license with DuPont for their BDO catalysts as a result of the decision to pursue with the BDO technology licensed from Davy. As a result, the carrying value of the DuPont license of $1.1 million was written off.

On May 6, 2015, the Company completed a public offering and issued 3,900,000 shares of common stock, at an offering price of $9.00 per share, with an option to the underwriters to purchase an additional 585,000 shares of common stock at the same price per share. The Company estimates that the total net proceeds from the public offering, after deducting underwriting discounts and estimated offering expenses to be approximately $32.8 million, or approximately $37.7 million if the underwriters exercise in full their option to purchase additional shares of common stock. As of May 11, 2015, the underwriters’ option to purchase additional shares of common stock had not been exercised.

The completion of the public offering on May 6, 2015 at a public offering price of $9.00 per share triggered an adjustment to the exercise price of the outstanding warrants to purchase common stock issued upon the completion of the IPO. Following the completion of the May 2015 public offering, the exercise price of such warrants was reduced from $11.00 per whole share of common stock to $9.00 per whole share of common stock, pursuant to the terms of such warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those listed in the section entitled “Risk Factors” in this report and in our Annual Report Form 10-K  for the fiscal year ended December 31, 2014 as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30 per barrel, based on management’s estimates of production costs at our planned facility in Sarnia, Ontario and an assumed corn price of $4.00 per bushel. While we can provide no assurance that we will be able to secure corn at $4.00 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our planned facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.82 per bushel to a high of $8.44 per bushel. As of April 27, 2015, the spot price was $3.48 per bushel and the six-month forward price was $3.72 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.024 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We are currently building our first facility in cooperation with Mitsui in Sarnia, Ontario. We began commissioning and start-up in March 2015, and we expect this facility to be mechanically complete in the second quarter of 2015. We also intend to build and operate additional facilities over the next three to five years.

We manufactured our bio-succinic acid at a large-scale demonstration facility in Pomacle, France for over four years. We shipped commercial quantities to customers, such as shipments of one ton super sacks and container loads. We and our customers used the products produced at the facility as part of our efforts to validate and optimize our process and to continue to refine and improve our bio-succinic acid to meet our customers’ specifications. As we scale-up our manufacturing capacity and prepare to manufacture and commercialize, we expect the majority of our revenue will initially come from sales of bio-succinic acid. We also intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target additional high value-added products, such as bio-based 1,4 Butanediol (BDO), tetrahydrofuran (THF), bioplastics, de-icing solutions and plasticizers. In addition, we are also working to expand our product portfolio to additional building block chemicals, including adipic acid and caprolactam.

On May 9, 2013, we raised net proceeds of $71.7 million from the initial public offering of our equity securities.  In addition, on June 27, 2013, we received net proceeds of $24.2 million from a three-year term loan with Hercules Technology Growth Capital, or HTGC.  On July 21, 2014, we completed the initial closing of a secondary public offering and issued 2,800,000 shares of common stock, at a public offering price of $12.00 per share, with an option to the underwriters to purchase an additional 420,000 shares of common stock at the public offering price, less underwriting discounts and commissions.  This option to purchase additional shares was subsequently fully exercised, and on July 24, 2014, we completed the sale of these additional shares, bringing the gross aggregate proceeds from the secondary public offering to approximately $38.6 million. We received approximately $36.0 million in net proceeds from the secondary public offering, after deducting underwriting discounts and commissions and expenses payable by us.

On May 6, 2015, we completed the initial closing of a secondary public offering and issued 3,900,000 shares of common stock, at an offering price to the public of $9.00 per share.  The offering also included a 30-day option granted to the underwriters to purchase an additional 585,000 shares of common stock at the public offering price, less underwriting discounts and commissions. The gross aggregate proceeds from the initial closing of this secondary public offering was approximately $35.1 million, with net proceeds of approximately $32.8 million, after deducting underwriting discounts and commissions and expenses payable by us. As of May 11, 2015, the underwriters’ option to purchase additional shares of common stock had not been exercised. The completion of this public offering at a public offering price of $9.00 per share triggered an adjustment to the exercise price of the outstanding warrants to purchase common stock issued upon the completion of the IPO. The exercise price of such warrants was reduced from $11.00 per whole share of common stock to $9.00 per whole share of common stock, pursuant to the terms of such warrants.

As of May 11, 2015, we had raised an aggregate of $256.4 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes.

Manufacturing Expansion Plan

In order to support our growth strategy, we have begun to rapidly expand our manufacturing capacity. We entered into a joint venture with Mitsui to finance, build and operate a manufacturing facility in Sarnia, Ontario through our BioAmber Sarnia subsidiary in which we own a 70% equity interest and Mitsui owns the remaining 30%. The joint venture agreement, which was entered into on November 2, 2011 and subsequently amended on January 24, 2014, also establishes our non-binding intent to build and operate a BDO and/or an additional succinic acid production facility with Mitsui, which we expect to occur in 2018. As part of the amendment, Mitsui increased its maximum capital commitment to the project from $23.7 million to $45.6 million in order to maintain a 30% equity stake in the joint venture. In exchange, Mitsui obtained the right to sell us back its shares in the Sarnia joint venture under certain specific circumstances: (i) Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value if the cost of the Sarnia facility is greater than $140 million and we do not provide the additional funds to complete the facility, with a corresponding increase in our pro rata share of the joint venture; (ii) in the event of an occurrence of a dissolution event of the joint venture until December 31, 2020, Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value, with the dissolution event consisting of the Sarnia plant not being operational by January 31, 2016, cumulative losses accrued from 2016 through 2020 exceeding 75% of paid-in capital, no after-tax profit earned in any three consecutive years from 2016 onwards, and any act of insolvency, bankruptcy, or similar event, and (iii) until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a 50% discount to their investment value.

For future facilities, we expect to enter into agreements with minority interest partners and we intend to partially finance these facilities with debt. We expect to fund the remaining costs of our facility under-construction in Sarnia, Ontario using available cash, equity from our partner Mitsui, interest free and low-interest loans, government grants and the net proceeds of approximately $36.0 million from the July secondary public offering. For future facilities, we currently expect to fund the construction of these facilities using internal cash flows, partner equity, project financing and we may also require fundraising through the capital markets.

We also expect to grow our revenue base by developing new value-added applications and derivative products. On January 22, 2014, we entered into a take-or-pay supply contract with Vinmar International Ltd., or Vinmar, to supply BDO and THF from a planned facility with an annual capacity of 100,000 metric tons, or MT. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO and THF produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2018. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. BDO and THF are building block chemicals used in a wide range of products, including engineering plastics for the automotive industry, polyurethanes, biodegradable plastics, and spandex. While this agreement is binding, our inability to finance and construct the plant would relieve Vinmar of its obligation to purchase BDO and THF under the terms of the take-or-pay agreement. We believe the current size of the global BDO and THF market is approximately $6.5 billion. We believe our bio-based BDO is cost competitive with petroleum-derived BDO. To date, we have validated the high quality of our BDO with over 20 purchasers of petroleum-derived BDO.

We signed a second take-or-pay agreement on July 3, 2014 with Vinmar to supply 10,000 tons of bio-succinic acid per year for 15 years from the Sarnia plant. The take-or-pay agreement also includes an expansion to the BDO facility previously announced of an additional 70,000 tons per year of bio-succinic acid, with Vinmar off-taking 67% of the bio-succinic acid produced for 15 years. Vinmar also commits to off-take 75% of the production from a new, third bio-succinic acid plant with 200,000 MT capacity that BioAmber plans to commission in 2020.

Sarnia Facility

The first facility we are currently building in partnership with Mitsui is located in a bio-industrial park in Sarnia, Ontario. We began commissioning and start-up in March 2015 and we expect this facility to be mechanically complete in the second quarter of 2015. The facility is being constructed to have an initial projected capacity of 30,000 MT of bio-succinic acid and could subsequently be expanded to produce another 20,000 MT of bio-succinic acid. Completion of this initial phase of our facility under-construction in Sarnia is expected to cost approximately $125.0 million +/- 10%, which is funded through capital contributions from us and from Mitsui, and from CAD$72.0 million ($57.0 million) in interest free and low-interest loans and governmental grants that have been committed, subject to our meeting certain milestones, by various governmental authorities in Canada. The milestones vary depending on the government grant or loan. We have received loans and grants proceeds from Canadian government agencies of CAD$45.8 million as of March 31, 2015.

Additional Facilities

Our agreement with Mitsui contemplates the potential construction and operation of an additional manufacturing facility. We have entered into a take-or-pay contract with Vinmar to purchase 100% of a planned 100,000 MT per year BDO/THF facility in North America, to be expanded by an additional 70,000 MT per year of succinic acid, with Vinmar off-taking 67% of the bio-succinic acid produced for 15 years. In addition, Vinmar plans to invest at least 10% in the equity of the facility and will help us to secure other funding to construct the planned facility. We anticipate that Vinmar and other potential parties will be equity partners in this facility, but we may also seek low interest loans and government grants to fund the facility, which would substantially reduce our equity funding requirement. Based on current estimates and assumptions, we expect our second manufacturing facility to have a projected initial BDO/THF capacity of 100,000 MT and bio-succinic acid capacity of 70,000 MT with construction costs of approximately $500.0 million. This facility is expected to be mechanically complete in early 2018.

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

We have also entered into several agreements and MOUs that contemplate, but do not obligate, us to supply approximately 47,000 metric tons of bio-succinic acid until the end of 2017, and, as we continue construction of our planned facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers

Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we are developing our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. On January 22, 2014, we entered a take-or-pay supply contract with Vinmar to supply BDO and THF from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO and THF produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2018. We entered into a second take-or-pay agreement with Vinmar on July 3, 2014 for an additional 70,000 MT per year of bio-succinic acid, with Vinmar off-taking 67% of the bio-succinic acid produced for 15 years. Our second take-or-pay contract withVinmar also commits them to off-take 75% of the production from a third bio-succinic acid plant with 200,000 MT per year capacity that we plan to commission in 2020.

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

Production capacity. Our ability to further lower our production costs and drive customer adoption of our product is dependent on our manufacturing expansion strategy. In particular, in our planned facility in Sarnia, Ontario, we expect to benefit from significantly lower operating expenses than those in the large-scale demonstration facility in Pomacle, France due to lower expected raw material, utility and other costs. We also project direct labor costs, electricity costs and other raw material costs in Sarnia, Ontario, to be lower than in Pomacle, France. If we were to adjust the current costs of goods sold in the large-scale demonstration facility we operated in Pomacle, France for the lower expected raw material and utility costs, the economies of scale and the engineering design improvements we have incorporated into our planned facility in Sarnia, Ontario, our gross profit from products sold would increase significantly. As a result, we expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30 per barrel. We expect to further reduce costs by the transition from our E. coli-based technology to our yeast-based technology and by implementing on-going process improvements. We intend to capitalize on our first-to-market advantage by rapidly expanding our production capacity and building additional facilities. Our results will be impacted by the speed with which we execute on this strategy and the capital costs and operating expenses of each of these facilities.

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

Petroleum prices. We expect sales of our bio-based products to be impacted by the price of petroleum. In the event that petroleum prices increase, we may see increased demand for our products as chemical manufacturers seek lower-cost alternatives to petroleum-derived chemicals. Conversely, a long-term reduction in petroleum prices below $30 per barrel may result in our products being less competitive with petroleum-derived alternatives. In addition, oil prices may also impact the cost of certain feedstocks we use in our process, which may affect our margins.

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

Davy license

On December 11, 2014, we entered into a license agreement with Johnson Matthey Davy Technologies, or Davy. We intend to use the technology licensed from Davy in our planned 100,000 ton per year capacity plant that uses bio-succinic acid as the feedstock to produce 70,000 tons of BDO and 30,000 tons of THF. We also secured the right to license the Davy technology for two additional BDO/THF plants. As of March 31, 2015, an amount of $1.1 million was incurred as license fees and recorded as intangible asset in the consolidated balance sheets.

Termination notice of DuPont license agreement

On April 20, 2015, we elected to terminate our license with DuPont for their BDO catalysts as a result of the decision to pursue the BDO technology licensed from Davy. As a result, the carrying value of the DuPont license of $1.1 million was written-off.

Public Offering

On May 6, 2015, we completed the initial closing of a follow-on public offering and issued 3,900,000 shares of common stock, at an offering price to the public of $9.00 per share. The offering also included a 30-day option granted to the underwriters to purchase an additional 585,000 shares of common stock at the public offering price, less underwriting discounts and commissions. The gross aggregate proceeds from the initial closing of this secondary public offering was approximately $35.1 million, with a net proceeds of approximately $32.8 million, after deducting underwriting discounts and commissions and expenses payable by us. As of May 11, 2015, the underwriters’ option to purchase additional shares of common stock had not been exercised.

The completion of this public offering at a public offering price of $9.00 per share triggered an adjustment to the exercise price of the outstanding warrants to purchase common stock issued upon the completion of the IPO. The exercise price of such warrants was reduced from $11.00 per whole share of common stock to $9.00 per whole share of common stock, pursuant to the terms of such warrants.

Financial Operations Overview

Revenue

Revenue comprises the fair value of the consideration received or receivable for the sale of products and services in the ordinary course of our activities and is presented net of discounts.

We expect revenue to grow as our sales and marketing efforts continue and our planned facility in Sarnia, Ontario reaches the commercial production stage during the second quarter of 2015. We currently sell products manufactured in Pomacle, France.

Cost of Goods Sold

Cost of goods sold consists of the cost to produce finished goods at the large-scale demonstration facility in Pomacle, France under a tolling arrangement that ended on December 31, 2014. The costs to produce product in this facility was higher than we expect to incur in the future at Sarnia due to the higher raw material costs such as sugar and utilities, the amount of fixed costs relative to the total production capacity available to us, and the inefficiencies created by the need to stop production from time to time to allocate the capacity to other parties. Going forward, from the succinic acid produced in Sarnia, we expect our cost of goods sold as a percent of revenues to decrease as we will transition from a demo plant production to a full scale commercial production and will benefit from efficiencies in utilizing our yeast in our fermentation process at our Sarnia facility.

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

We expect these expenses to increase in the future as we hire additional management, operational employees and finance and administration staff to respond to a growing revenue base and add infrastructure to support it.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of the amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. We expect depreciation of property and equipment to increase significantly as our planned manufacturing facilities are put in to use. As of March 31, 2015, we received $36.2 million in government grants and loans in relation to our planned facility in Sarnia, Ontario, of which, $17.2 million was applied as a reduction of construction in-progress. This will result in reduced depreciation expense over the useful life of the asset.

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

Amortization of Deferred Financing Costs and Debt Discounts

Amortization of deferred financing costs and debt discounts consists primarily of costs from past financings that are recognized over the life of the funding instrument and will continue to increase in line with the expenses incurred to obtain future financing. Those costs are deferred and amortized on a straight-line basis, which is approximately the effective interest method, over the term of the related debt. Amortization of deferred financing costs and debt discounts also includes the accretion of the debt discount on the interest free or low-interest loans received from the government agencies if the expenditures for which the loans were received have not yet been incurred.

Financial Charges (Income), Net

For the three months ended March 31, 2015, financial charges (income), include interest on long-term debt, end of term accretion charge from the TCP loan and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with our initial public offering, or IPO completed on May 9, 2013.

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

Income Taxes

We are subject to income taxes in Luxembourg, the United States and Canada. We have incurred significant losses and have not generated taxable income in these jurisdictions, with the exception of Canada. In the future, we expect to become subject to taxation based on the statutory rates in effect in the countries in which we operate and our effective tax rate could fluctuate accordingly. We have incurred net losses since our inception and have not recorded any federal, state or foreign current income tax provisions, with the exception of (i) recognition of unrecognized tax benefits since inception, (ii) a recovery of income taxes in the 258 day period ended September 30, 2009, and (iii) recognition of current income taxes in Canada. We have a full valuation allowance against our net deferred tax assets. Additionally, under the U.S. Internal Revenue Code, our net operating loss carryforwards and tax credits may be limited if a cumulative change in ownership of more than 50% is deemed to have occurred within a three year period. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous issuances of shares of common stock and warrants.

Equity Participation in Losses of Equity Method Investments

Equity participation in losses of equity method investments consist primarily of our share of losses incurred by AmberWorks LLC. We recognize our 50% share of losses incurred by AmberWorks LLC, a joint venture formed on February 15, 2012.

Comparison of Three Months Ended March 31, 2015 and Three Months Ended March 31, 2014

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three months	Three months	$
	ended	ended	Increase
	March 31, 2015	March 31, 2014	(decrease)
	(in thousands)
Revenues
Product sales	$367	$351	$16
Total revenues	367	351	16
Cost of goods sold	310	280	30
Gross (loss) profit	57	71	(14)
Operating expenses
General and administrative	2,628	2,919	(291)
Research and development, net	4,609	3,314	1,295
Sales and marketing	1,153	1,111	42
Depreciation of property and equipment and amortization of intangible assets	72	60	12
Foreign exchange loss	55	168	(113)
Operating expenses	8,517	7,572	945

Operating loss	8,460	7,501	959
Amortization of deferred financing costs and debt discounts	66	73	(7)
Financial charges (income), net	431	12,353	(11,922)
Other expense (income), net	(22)	—	(22)
Loss before income taxes	8,935	19,927	(10,992)
Income taxes	33	25	8
Net loss	8,968	19,952	(10,984)
Net loss attributable to:
BioAmber Inc. shareholders	8,258	19,911	(11,653)
Non-controlling interest	710	41	669
	8,968	19,952	(10,984)

Product sales

Product sales increased from $351,000 for the three months ended March 31, 2014 to $367,000 for the three months ended March 31, 2015 due to an increase in the volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $280,000 for the three months ended March 31, 2014 to $310,000 for the three months ended March 31, 2015. This was driven by an increase in the volume sold, partially reduced by a decrease in the average cost per unit sold due to the previous inventory reserve taken.

General and administrative expenses

General and administrative expenses decreased by $291,000 to $2.6 million for the three months ended March 31, 2015, as compared to $2.9 million for the three months ended March 31, 2014. The decrease is driven by a reduction of the professional fees and other public company associated costs due to efficiency gains from the first year of being public, which is partially offset by an increase in stock-option compensation expense due to vesting of additional options granted.

Research and development expenses, net

Research and development expenses, net, increased by $1.3 million to $4.6 million for the three months ended March 31, 2015, as compared to $3.3 million for the three months ended March 31, 2014. This was driven primarily by an increase in expenses related to the commissioning and start-up of the Sarnia plant, partially offset by a decrease in non-capitalized BDO development work and a decrease in expense related to the termination of the Pomacle toll-manufacturing access in December 31, 2014.

Sales and marketing expenses

Sales and marketing expenses remained relatively stable for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Foreign exchange loss

The foreign exchange loss decreased by $113,000 from a loss of $168,000 for the three months ended March 31, 2014 compared to a loss of $55,000 for the three months ended March 31, 2015. The decrease was driven by a strengthening of the U.S. Dollar versus the Canadian Dollar during the 3 months ended March 31, 2015 compared to the three months ended March 31, 2014, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia Project.

Financial charges (income), net

Financial charges (income), net comprised of a charge of $431,000 for the three months ended March 31, 2015 as compared to $12.4 million for the three months ended March 31, 2014. The decrease is mainly due to the mark-to-market adjustment change of approximately $11.3 million for the warrants that were part of the units issued in our IPO.

Liquidity and Capital Resources

From inception through May 11, 2015, we have funded our operations primarily through an aggregate of $256.4 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, CAD$45.8 million from loan and grants proceeds from various Canadian government agencies and $24.5 million from a loan with TCP. In July 2014 and May 2015, we completed public offerings of our common stock for aggregate net proceeds of $68.8 million, after underwriting discounts and commissions and expenses payable by us.

The expected cash needs for the construction of our manufacturing facility in Sarnia, Ontario are $125.0 million +/- 10%, of which is expected to be funded by us through available cash, low-interest loans, governmental grants, and Mitsui’s capital contribution. We began commissioning and start-up of this facility in March 2015. In addition, we will require funds for our research and development programs and for general corporate purposes. Based on these funding activities, the additional equity expected from our partner Mitsui, the cash on hand at March 31, 2015, combined with the previously committed funding from grants and loans not yet drawn as of March 31, 2015 and the proceeds received from the May 2015 public offering, we believe that we have sufficient cash to fund its operations for at least the next twelve months.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three months ended
	March 31,
	2015	2014
	(in thousands)

Net cash used in operating activities	(5,923)	(4,867)

Net cash used in investing activities	(29,468)	(13,409)

Net cash provided by financing activities	11,413	8,124

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the three months ended March 31, 2015 of $6.0 million reflected our net loss of $9.0 million, which was adjusted for non-cash net charges of $1.5 million and a positive change in operating assets and liabilities of $1.5 million. Non-cash expense adjustments included primarily stock-based compensation of $1.5 million. The amount of operating assets and liabilities is a net inflow of $1.5 million due to an increase in current liabilities and a decrease in current assets.

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

Investing activities

Cash used in investing activities during the three months ended March 31, 2015 of $29.0 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario, and $0.4 million of an investment in an equity method investments.

Cash used in investing activities during the three months ended March 31, 2014 of $13.4 million included property and equipment purchases primarily related to the building of our planned facility in Sarnia, Ontario.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2015 of $11.4 million represents, a capital contribution by Mitsui in our BioAmber Sarnia joint venture of $2.1 million, the loan and grant proceeds from various canadian government agencies of $9.5 million, offset by deferred financing costs of $0.1 million.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include fair value determination of assets, liabilities, fair value of intangible assets and goodwill, useful lives of intangible assets, income taxes, stock-based compensation and value of certain equity and debt instruments. These critical accounting policies are the same as those detailed in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent accounting pronouncements

For information on recent accounting pronouncements, see ”Recently adopted and recently issued accounting guidance” in the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $26.0 million at March 31, 2015. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of constructing our planned facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%.  If the LIBOR rate were to increase, the interest rate for the remaining term of the loan would increase.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e)  promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be, from time to time, involved in the normal course of business in various legal proceedings. Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to our business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 16, 2015, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Use of Proceeds

The Form S-1 Registration Statement (Registration No. 333-177917) relating to our initial public offering, or IPO, was declared effective by the SEC on May 9, 2013, and the offering closed on May 14, 2013. The net offering proceeds to us after deducting underwriters' discounts and commissions of approximately $5.6 million and other offering expenses of approximately $2.7 million was approximately $71.7 million.  As of March 31, 2015, we have used all of the proceeds from the IPO for capital contributions relating to the construction of the initial phase of our planned facility in Sarnia, Ontario and for working capital and other general corporate purposes.

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

— BioAmber’s LinkedIn feed (www.linkedin.com/company/bioamber-inc.)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in BioAmber to review the information that we post on these social media channels. These channels may be updated from time to time on BioAmber’s investor relations website.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13
31.1	Certification of the Principal Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Principal Chief Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*

The certification furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BIOAMBER INC.

May 11, 2015

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ François Laurin
François Laurin
Chief Financial Officer
(Principal Financial Officer)