Form 10-Q
period 2015-06-30
BioAmber Inc.
filed 2015-08-05
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

1250 Rene Levesque West, Suite 4310

Montreal, Quebec, Canada H3B 4W8

Telephone: (514) 844-8000

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	☒

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¨    No   ☒

As of August 5, 2015, there were 25,857,671 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

•

our take-or-pay agreements with Vinmar International Ltd., or Vinmar, related to bio-based 1,4-butanediol(1,4 BDO), tetrahydrofuran (THF), and bio-based succinic acid, and with PTTMCC Biochem for bio-succinic acid;

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

BIOAMBER INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Product sales	341,900	414,600	709,149	765,261
Cost of goods sold excluding depreciation and amortization	752,323	2,251,101	1,062,412	2,530,961
Gross loss	(410,423)	(1,836,501)	(353,263)	(1,765,700)
Operating expenses
General and administrative	2,963,708	2,865,175	5,591,273	5,784,238
Research and development, net	4,959,725	4,258,554	9,568,470	7,572,803
Sales and marketing	1,124,185	1,737,458	2,276,907	2,848,860
Depreciation of property and equipment and amortization of intangible assets	92,854	59,909	164,694	119,583
Write-off of intangible assets ( Note 5)	1,141,000	—	1,141,000	—
Foreign exchange loss (gain)	202,181	(379,442)	258,133	(211,814)
Operating expenses	10,483,653	8,541,654	19,000,477	16,113,670
Operating loss	10,894,076	10,378,155	19,353,740	17,879,370
Amortization of deferred financing costs and debt discounts	91,810	71,909	158,060	144,709
Financial charges (income), net (Note 9)	3,828,765	3,870,799	4,259,575	16,223,520
Equity participation in losses of equity method investments (Note 2)	—	(162)	—	(108)
Other expense (income), net	517	(185,000)	(21,050)	(185,000)
Loss before income taxes	14,815,169	14,135,701	23,750,325	34,062,491
Income taxes (Note 13)	10,603	9,439	43,923	34,690
Net loss	14,825,772	14,145,140	23,794,248	34,097,181

Net loss attributable to:
BioAmber Inc. shareholders	14,025,558	13,992,561	22,283,740	33,903,606
Non-controlling interest	800,214	152,579	1,510,508	193,575
	14,825,772	14,145,140	23,794,248	34,097,181

Net loss per share attributable to BioAmber Inc. shareholders - basic	$0.58	$0.75	$0.97	$1.83
Weighted-average of common shares outstanding - basic	24,283,275	18,574,690	23,067,190	18,567,213

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
	$	$	$	$
Net loss	14,825,772	14,145,140	23,794,248	34,097,181
Foreign currency translation adjustment	(1,719,473)	(1,378,656)	5,166,361	(530,548)
Total comprehensive loss	13,106,299	12,766,484	28,960,609	33,566,633

Total comprehensive loss attributable to:
BioAmber Inc. shareholders	14,370,876	12,972,600	24,156,177	33,473,419
Non-controlling interest	(1,264,577)	(206,116)	4,804,432	93,214
	13,106,299	12,766,484	28,960,609	33,566,633

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30,	December 31,
	2015	2014
	$	$
Assets
Current assets
Cash	48,665,225	51,042,752
Accounts receivable	406,559	476,851
Inventories (Note 3)	1,312,228	1,801,826
Prepaid expenses and deposits (Note 3)	903,307	765,539
Valued added tax, income taxes and other receivables	3,442,468	3,005,153
Total current assets	54,729,787	57,092,121
Property and equipment, net (Note 4)	126,962,707	88,664,899
Investment in equity method and cost investments (Note 2)	447,682	34,817
Intangible assets, net (Note 5)	5,313,260	4,332,911
Goodwill	625,364	625,364
Restricted cash	607,050	646,500
Deferred financing costs (Note 7)	1,386,472	1,043,788
Total assets	190,072,322	152,440,400

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	17,172,075	16,459,918
Income taxes payable (Note 13)	204,181	204,096
Accounts payable Agro-industries Recherches et Développements (“ARD”)	—	983,465
Deferred grants (Note 8)	5,161,808	2,274,802
Short-term portion of long-term debt (Note 7)	12,025,123	2,977,707
Total current liabilities	34,563,187	22,899,988
Long-term debt (Note 7)	46,186,934	34,653,101
Warrants financial liability (Note 12)	15,776,000	13,040,000
Other long-term liabilities	458,622	127,500
Total liabilities	96,984,743	70,720,589
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 11)	25,358,535	24,190,412
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 25,857,671 and 21,836,046 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	258,576	218,360
Additional paid-in capital	256,528,245	220,460,559
Warrants	2,867,170	2,949,018
Accumulated deficit	(183,749,650)	(161,465,910)
Accumulated other comprehensive loss	(8,175,297)	(4,632,628)
Total BioAmber Inc. shareholders’ equity	67,729,044	57,529,399
Total liabilities and equity	190,072,322	152,440,400

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$	$
Balance at January 1, 2014	18,558,369	185,584	177,275,934	1,312,301	2,964,335	(115,043,950)	(373,983)	2,125,925	67,133,845

Stock-based compensation (Note 12)	—	—	6,949,205	—	—	—	—	—	6,949,205
Reclassification of non-controlling interest to redeemable non-controlling interest (Note 11)	—	—	—	—	—	—	—	(2,125,925)	(2,125,925)
Issuance of shares , net of issuance costs	3,220,000	32,200	36,027,708	—	—	—	—	—	36,059,908
Warrants exercised/expired	26,976	269	23,164	(63,175)	(15,317)	—	—	—	8,116
Stock options exercised	30,701	307	184,548	—	—	—	—		184,855
Net loss	—	—	—	—	—	(46,421,960)	—	—	(46,421,960)
Foreign currency translation	—	—	—	—	—	—	(4,258,645)	—	(4,258,645)
Balance at December 31, 2014	21,836,046	218,360	220,460,559	1,249,126	2,949,018	(161,465,910)	(4,632,628)	—	57,529,399

Stock-based compensation (Note 12)	—	—	3,012,813	—	—	—	—	—	3,012,813
Issuance of shares , net of issuance costs of	3,900,000	39,000	32,741,069	—	—	—	—	—	32,780,069
Warrants exercised/expired (Note 12)	107,625	1,076	233,584	(107,695)	(81,848)	—	—		152,812
Stock options exercised	14,000	140	80,220	—	—	—	—	—	80,360
Net loss	—	—	—	—	—	(22,283,740)	—	—	(22,283,740)
Foreign currency translation	—	—	—	—	—	—	(3,542,669)	—	(3,542,669)
Warrants adjustment (Note 12)	—	—	—	4,124	—	—	—	—	—
Balance at June 30, 2015	25,857,671	258,576	256,528,245	1,145,555	2,867,170	(183,749,650)	(8,175,297)	—	67,729,044

The accompanying notes are integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	$	$
Cash flows from operating activities
Net loss	(23,794,248)	(34,097,181)
Adjustments to reconcile net loss to cash:
Stock-based compensation	3,012,813	4,521,641
Depreciation of property and equipment and amortization of intangible assets	164,694	119,583
Write-off of intangible assets (Note 5)	1,141,000	—
Amortization of deferred financing costs and debt discounts	158,060	144,709
Equity participation in losses of equity method investments	—	(108)
Other long-term liabilities	25,147	22,500
Financial charges (income), net	3,079,750	15,114,362
Changes in operating assets and liabilities
Change in accounts receivable	70,374	127,479
Change in inventories	489,020	(1,562,258)
Change in prepaid expenses and deposits	(163,090)	1,252,076
Change in valued added tax, income taxes and other receivables	(530,725)	(1,246,416)
Change in accounts payable to ARD	(983,465)	2,606,462
Change in accounts payable and accrued liabilities	1,760,106	5,046,282
Net cash used in operating activities	(15,570,564)	(7,950,869)

Cash flows from investing activities
Acquisition of property and equipment and intangible asset	(52,433,486)	(32,728,279)
Change in restricted cash	—	(678,450)
Capital investment in cost investment (Note 2)	(412,433)	675,000
Net cash used in investing activities	(52,845,919)	(32,731,729)

Cash flows from financing activities
Deferred financing costs	(490,477)	(561,100)
Issuance of long-term debt (Note 7)	21,967,288	2,191,218
Government grants (Note 8)	7,946,840	792,111
Net proceeds from issuance of common shares	33,114,135	143,990
Proceeds from issuance of shares by a subsidiary (Note 11)	4,302,196	8,120,700
Net cash provided by financing activities	66,839,982	10,686,919

Foreign exchange impact on cash	(801,026)	571,096
Decrease in cash	(2,377,527)	(29,424,583)
Cash, beginning of period	51,042,752	83,728,199

Cash, end of period	48,665,225	54,303,616
Supplemental cash flow information:
Non-cash transactions:
Deferred financing costs related to the second public offering not yet paid	60,000	93,559
Construction in Progress costs not yet paid	12,323,000	8,113,000
Amortization of debt discounts and interests capitalized to CIP	1,255,600	303,635

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Notes to Consolidated Financial Statements

for the three and six months ended June 30, 2015 and 2014, and the year ended December 31, 2014

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the fiscal year ended December 31, 2015 or any other future period.

Risk and uncertainties

         BioAmber is an industrial biotechnology company producing sustainable chemicals and the Company has not yet commenced its planned, principal operations. The Company’s principal operations will start once commercial production begins at the Sarnia, Ontario facility, currently under construction. The Company’s activities since inception have consisted principally of raising capital for performing research and development activities, developing market related to its bio-succinic acid product and derived products, acquiring technology patents, producing and selling bio-succinic acid from a large-scale demonstration facility in Pomacle, France, and building its Sarnia facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including future operation of the commercial-scale manufacturing facility in Sarnia, Ontario, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel.

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

Recently adopted and recently issued accounting guidance

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2017, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

2. Equity and Cost Investments

AmberWorks had a net loss of $nil and $(324), for the three months ended June 30, 2015 and 2014, respectively. Sinoven’s share of the net loss amounted to $nil and $(162) for those periods, respectively.

AmberWorks had a net loss of $nil and $(216) for the six months ended June 30, 2015 and 2014, respectively. Sinoven’s share of the net loss amounted to $nil and $(108) for those periods, respectively.

AmberWorks had total assets of $70,496 and $69,634 and total liabilities of nil as of June 30, 2015 and December 31, 2014, respectively. Sinoven’s share of net assets amounted to $35,248 and $34,817 as of those periods, respectively.

          On May 6, 2014, AmberWorks made a capital distribution totaling $1,350,000, to our wholly-owned subsidiary, Sinoven and a third-party, NatureWorks LLC, both 50% holders of the joint venture, in proportion of their respective investments in the joint venture. This distribution was in the form of cash and was recorded as a reduction of investment.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in a start-up private company, which represents a 6.6% ownership interest.

3. Inventories and Prepaid expenses and deposits

The Company had approximately $1,312,228, and $1,801,826 of finished goods inventory as of June 30, 2015 and December 31, 2014, respectively. The Company recorded an inventory reserve of approximately $300,000 in the three and six months ended June 30, 2015.

The Company had approximately $903,307 million and $765,539 of prepaid expenses and deposits as of June 30, 2015 and December 31, 2014 respectively, which was comprised primarily of deposits made to secure the purchase of equipment and advances for the construction of the manufacturing facility in Sarnia, Ontario.

4. Property and equipment

	Estimated
	Useful	June 30,	December 31,
	Life	2015	2014
	(years)
		$	$
Land		272,632	290,349
Furniture and fixtures	5 - 8	113,212	77,448
Machinery and equipment	5 - 15	1,283,684	1,215,561
Computers, office equipment and peripherals	3 - 7	199,431	134,248
Leasehold improvement	7 - 10	369,117	12,342
Construction in-progress		145,554,611	101,664,351
Grants applied to construction in-progress		(20,369,861)	(14,362,312)
		127,422,826	89,031,987
Less: accumulated depreciation		(460,119)	(367,088)
Property and equipment, net		126,962,707	88,664,899

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $72,740 and $59,909 for the three months ended June 30, 2015 and 2014, respectively, and to $132,918 and $119,583 for the six months ended June 30, 2015 and 2014 respectively.

5. Intangible assets

	June 30,	December 31,
	2015	2014
	$	$
Intellectual property, patents and licenses:
Beginning balance	4,528,739	4,528,739
Addition of license	2,017,182	—
	6,545,921	4,528,739
Less: accumulated amortization	(4,528,739)	(4,528,739)
Intellectual property, patents and licenses, net	2,017,182	—
Acquired in-process research and development	4,158,550	4,158,550
Write-off of license acquired	(1,141,000)	—
	3,017,550	—
Computer software and license	414,699	279,201
Less: accumulated depreciation	(136,171)	(104,840)
Intangible assets, net	5,313,260	4,332,911

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $20,114 and nil for the three months ended June 30, 2015 and 2014, respectively and to $31,776 and $nil for the six months ended June 30, 2015 and 2014 respectively.

On December 11, 2014, we entered into a license agreement with Johnson Matthey Davy Technologies (Davy). We intend to use the technology licensed from Davy in our planned 100,000 ton per year capacity plant that will use bio-succinic acid as the feedstock to produce 70,000 tons of BDO and 30,000 tons of THF. We also secured the right to license the Davy technology for two additional BDO/THF plants. As of June 30, 2015, an amount of $2,017,182 was capitalized as license fee under Davy’s license.

On April 20, 2015, the Company elected to terminate its license with DuPont for their catalysts following the decision to pursue with the BDO technology licensed from Davy for all future plants, in addition to the planned 100,000 ton per year capacity plant. As a result, the carrying value of the DuPont license of $1,141,000 was written off during the three months ended June 30, 2015.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2015	2014
	$	$
Trade accounts payable	14,043,285	13,184,825
Accrued payroll and bonus	1,865,736	2,232,590
Consulting and legal fees	760,471	614,993
Other	502,583	427,510
Total	17,172,075	16,459,918

7. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of the manufacturing facility in Sarnia, Ontario:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

          On September 30, 2011, BioAmber Sarnia Inc. (“BioAmber Sarnia”) and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $12,141,000 when converted into U.S. dollars as of June 30, 2015, was granted to BioAmber Sarnia, according to the following principal terms:

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

As of June 30, 2015, all disbursements were received for a total of CAD$15,000,000, or $12,141,000 when converted into U.S. dollars as of June 30, 2015. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan was recorded as a short-term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

ii)	Sustainable Chemistry Alliance (“SCA”)

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000, or $404,700 when converted into U.S. dollars as of June 30, 2015. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed CAD$45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender. In July 2014, the loan agreement was amended to increase the third party credit facilities from CAD$45 million in the aggregate as described above, to CAD$60 million in the aggregate. These covenants were met as of June 30, 2015.

The loan was originally recorded at $209,940 when converted into U.S. dollars as of June 30, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $194,760 was recorded as a deferred grant (see Note 8).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (“FEDDEV”)

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD$12,000,000 or $9,712,800 when converted into U.S. dollars as of June 30, 2015, was granted to BioAmber Sarnia. The loan is non-interest bearing with original repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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

These covenants were met as of June 30, 2015.

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

During the three months ended March 31, 2015, BioAmber Sarnia received the final disbursement and the release of the holdback, for a total of CAD$1,445,000, or $1,169,610 when converted into U.S. dollars as of June 30, 2015. This amount was originally recorded at $824,158 when converted into U.S. dollars as of June 30, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $345,452 when converted into U.S. dollars as of June 30, 2015 was recorded as a grant and applied as reduction of the cost of construction in progress. The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

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

v)Minister of Agriculture and Agri-Food of Canada (“AAFC”)

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million, or $8,094,000 when converted into U.S. dollars as of June 30, 2015, for the AgriInnovation Program. This loan provides for progressive disbursements as eligible costs are incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. These covenants were met as of June 30, 2015.

During the three months ended March 31, 2015, BioAmber Sarnia received the third and last disbursement for CAD$2,745,000 or, 2,221,523 when converted in U.S. dollars as of June 30, 2015. The loan was originally recorded at $1,197,288 when converted into U.S. dollars as of June 30, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,024,235 when converted into U.S. dollars as of June 30, 2015 was recorded as a grant applied as reduction of such cost of construction in-progress.

vi)	Comerica Bank, Export Development Canada and Farm Credit Canada (“EDC”)

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million. The loan bears interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%, subject to a reduction to 4% under certain circumstances. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning on September 30, 2015. The disbursement of the loan, net of the 2.5% upfront fee of CAD$500,000, or $404,700 when converted into U.S. dollars as of June 30, 2015, was recorded as deferred financing costs and will be amortized over the estimated term of the loan using the effective interest method. BioAmber Sarnia paid a 1.0% per annum commitment fee on the undrawn amount, until the drawdown on May 12, 2015. The loan was originally recorded at $16,188,000 when converted into U.S. dollars as of June 30, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,899,534 when converted into U.S. dollars as of June 30, 2015, was recorded as a grant applied as reduction of the cost of construction in-progress in the amount of $792,801, and an amount of $1,106,808 was deferred until the associated costs are incurred.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at the end of any and each quarter during the term of the loan following the commercial operation date of Sarnia facility. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately.

As of June 30, 2015, the balance of deferred financing cost associated with this transaction was $1,200,098 and is being amortized over the estimated term of the loan.

vii)	Tennenbaum Capital Partners, LLC (“TCP”)

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

The loan obligations are secured by a security interest on substantially all of the Company’s assets (subject to certain exceptions), including its intellectual property, but excluding certain identified licenses from third parties and its equity interest in its subsidiary, BioAmber Sarnia subject to the conditions specified in the Agreement. The security interest does not apply to any assets owned by BioAmber Sarnia, the entity that will own the Company’s Sarnia facility.

The Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Facility, the failure to comply with certain covenants and agreements specified in the Agreement, the occurrence of a material adverse change, defaults in respect of certain other indebtedness, and certain events of insolvency.  In addition, the expiration, termination or unavailability of the Company’s license agreements with Cargill, Inc. are deemed to be a default under the Agreement.  The Company is required to maintain at least $12.5 million in unrestricted cash through the period ending March 31, 2016.  After that period, (i) the Company must maintain the lesser of $12.5 million and the amount of the outstanding principal on the loan or (ii) BioAmber Sarnia’s trailing 6 month free cash flow shall be at least 85% of certain projections agreed to with the Lender. The Company will require its subsidiary BioAmber Sarnia to make certain cash distributions to its shareholders on a quarterly basis beginning January 1, 2016, within the terms of the BioAmber Sarnia Joint Venture Agreement unless prohibited by applicable law or the BioAmber Sarnia financing agreements, such that amounts of cash will not accumulate in BioAmber Sarnia.  If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Facility may become due and payable immediately. These covenants were met as of June 30, 2015.

As of June 30, 2015, the balance of deferred financing cost associated with this transaction was $141,667 and is being amortized over the estimated term of the loan.

The balance of the outstanding long-term debt is as follows:

	June 30,	December 31,
	2015	2014
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $500,000)	404,700	431,000
Less: debt discount	(194,760)	(207,417)
Amortization of debt discount	105,603	97,778
Less: short-term portion of debt	(40,470)	—
	275,073	321,361

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	12,141,000	6,249,585
Less: debt discount	(5,562,249)	(2,963,205)
Amortization of debt discount	574,904	248,000
	7,153,655	3,534,380

Federal Economic Development Agency:
Face value (CAD $12,000,000)	9,712,800	9,097,991
Less: debt discount	(3,446,816)	(3,302,910)
Less: short-term portion of debt	(1,456,920)	(457,255)
Gain on debt extinguishment	(654,324)	(696,846)
Amortization of debt discount	1,233,387	872,602
	5,388,127	5,513,582

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $10,000,000)	8,094,000	6,254,108
Less: debt discount	(3,841,513)	(3,000,363)
Amortization of debt discount	286,891	50,485
Less: short-term portion of debt	(297,027)	—
	4,242,351	3,304,230

Tennenbaum Capital Partners, LLC :
Face value	25,000,000	25,000,000
Less: debt discount	(500,000)	(500,000)
Amortization of debt discount	83,333	—
End of term charge	343,750	—
Less: short-term portion of debt	(7,740,244)	(2,520,452)
	17,186,839	21,979,548
EDC:
Face value (CAD $20,000,000)	16,188,000	—
Less: debt discount	(1,899,534)	—
Amortization of debt discount	142,885	—
Less: short-term portion of debt	(2,490,462)	—
	11,940,889	21,979,548
Long-term debt, net	46,186,934	34,653,101

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	TCP	EDC	Total
	$	$	$	$	$	$	$
July 2015 - June 2016	40,470	—	1,456,920	297,027	7,740,244	2,490,462	12,025,123
July 2016 - June 2017	80,940	—	1,942,560	891,082	11,226,541	2,490,462	16,631,585
July 2017 - June 2018	80,940	—	1,942,560	891,082	6,033,215	2,490,462	11,438,259
July 2018 - June 2019	80,940	2,428,200	1,942,560	891,082	—	2,490,462	7,833,244
July 2019 and thereafter	121,410	9,712,800	2,428,200	5,123,727	—	6,226,152	23,612,289
Total	404,700	12,141,000	9,712,800	8,094,000	25,000,000	16,188,000	71,540,500

8. Deferred Grants

As of June 30, 2015, the Company has the following deferred grants:

a) Sustainable Development Technology Canada (“SDTC”)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia in the amount of CAD$14,500,000, or $11,736,300 when converted into U.S. dollars as of June 30, 2015, with progressive disbursements according to the terms of the agreement and milestones as follows:

I.	Detailed Engineering Package, Construction and Procurement. The Company fulfilled this Milestone in October 2012.
II a).	Re-engineering of the Production Process and Plant Design. The Company fulfilled this Milestone in 2014.
II b). Engineering Site Preparation and General Contractor Selection. The Company fulfilled this Milestone in 2014.
III.	Engineering, Procurement of Equipment and Construction of the Plan. The Company fulfilled this Milestone in June 30, 2015
IV.	Commissioning, Start-up and Optimization of the manufacturing facility, expected to be prior to 2016.

The grant is non-reimbursable by BioAmber Sarnia except upon the occurrence of certain events of default defined in the agreement.

An advance on Milestone I of CAD$1,982,726, or $1,604,818 when converted into U.S. dollars as of June 30, 2015, was received in December 2011 and was originally recorded as deferred grant. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia received an additional amount of CAD$3,015,000, or $2,440,516 when converted into U.S. dollars as of June 30, 2015, as an advance on Milestone II a). Accordingly, the advance on Milestone I was reclassified from deferred grants reducing the cost of construction in-progress whereas the advance in Milestone II a) was originally recorded as a deferred grant. During December 2014, following the amendment of the milestones as described above, BioAmber Sarnia received an amount of CAD$896,300, or $725,465, when converted into U.S. dollars as of June 30, 2015 for Milestone II b) and advance on Milestone III of CAD$2,398,359, or $1,941,499 when converted into U.S. dollars as of June 30, 2015. The advance on Milestone II a) was reclassified from deferred grants reducing the cost of construction in-progress, and the amount on Milestone II b) was directly applied against construction in-progress. On May 26, 2015, BioAmber Sarnia completed the milestone III and received the advance on Milestone IV of CAD$ 4,769,354, or $3,860,315 when converted into U.S. dollars are of June 30, 2015. The milestone III was reclassified from deferred grants reducing the cost of construction in-progress and the advance on milestone IV was recorded as a deferred grant as of June 30, 2015. The amounts received above are net of a holdback of CAD$1,437,715 or $1,163,687 when converted into U.S. dollars as of June 30, 2015, expected to be received at the completion of the milestone IV.

b) SCA

The loan received from SCA is to be used primarily for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenditures for which the loan was received have not yet been incurred as of June 30, 2015, but are expected to be incurred during the next year. Accordingly, the grant portion of the loan in the amount of

$194,760 when converted into U.S. dollars as of June 30, 2015, has been deferred and will be reclassified as a reduction of such expenditures as they are incurred in the future.

c) EDC

The loan received from EDC is to be used primarily to complete the ongoing construction of the Sarnia Plant and fund its startup and commissioning. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant in proportion of the associated costs not yet incurred as of June 30, 2015. Accordingly, the grant portion of the loan in the amount of $1,106,733 when converted into U.S. dollars as of June 30, 2015, has been deferred and will be reclassified as a reduction of such costs as they are incurred in the future.

The balance of the outstanding current liability deferred grant is as follows:

	June 30,	December 31,
	2015	2014
	$	$
SDTC	3,860,315	2,067,385
SCA	194,760	207,417
EDC	1,106,733	—
Total	5,161,808	2,274,802

9. Financial charges (income), net

	Three Months		Six Months
	ended		ended
	June 30,		June 30,
	2015	2014	2015	2014
	$	$	$	$
End of term charge on long-term debt (Note 7 vii) )	171,875	238,492	343,750	474,362
Interest on long-term debt	600,348	631,944	1,194,098	1,256,944
Revaluation of the warrants financial liability (Note 12)	3,056,000	3,040,000	2,736,000	14,640,000
Interest (revenue) expense, net	542	(39,637)	(14,273)	(147,786)
Total financial charges (income), net	3,828,765	3,870,799	4,259,575	16,223,520

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

The Company has such contractual agreements with the following partners: Cargill Inc., Celexion LLC, University of Guelph, Gene Bridges GmbH, the University of North Dakota and the National Research Council of Canada in partnership with the INRS University.

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $54,393 and $ 135,224 for the three months ended June 30, 2015 and 2014, respectively, and $181,433 and $317,307 for the six months ended June 30, 2015 and 2014, and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$750,000 or $607,050 when converted into U.S. dollars as of June 30, 2015 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required.

As of December 31, 2014, BioAmber Sarnia has commitments related to purchase obligations and service payments as follows:

December 31, 2014
$
2015	1,276,214
2016	2,323,733
2017	2,541,857
2018	2,541,857
2019	2,541,857
Thereafter	8,682,382

Litigation

As of June 30, 2015 there were no outstanding claims or litigation.

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

On August 15, 2014, Mitsui invested $16.5 million (CAD$18 million) of equity in BioAmber Sarnia maintaining its 30% ownership. On February 6, 2015, Mitsui invested an additional $2.0 million (CAD$2.6 million) of equity in BioAmber Sarnia. Mitsui invested additional amounts of $1.1 million (CAD $1.3 million) on April 30, 2015 and May 14, 2015. As of June 30, 2015, the estimated redemption value of the redeemable non-controlling interest was $15.9 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, January 1, 2014	$-
Reclassification of non-controlling interest to redeemable non-controlling interest	2,125,925
Mitsui’s additional capital contribution	24,608,700
Net loss attributable to non-controlling interest (NCI)	(874,890)
Accumulated other comprehensive loss attributable to NCI	(1,669,323)
Balance, December 31, 2014	24,190,412
Mitsui’s additional capital contribution	4,302,323
Net loss attributable to NCI	(1,510,508)
Accumulated other comprehensive loss attributable to NCI	(1,623,692)
Balance at June 30, 2015	25,358,535

12. Share capital

Secondary Public Offering

On May 6, 2015, the Company completed a public offering and issued 3,900,000 shares of common stock, at an offering price of $9.00 per share. The total net proceeds from the public offering, after deducting underwriting discounts and estimated offering expenses was approximately $32.8 million.

Warrants financial liability

The warrants issued upon the completion of the IPO, are exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. The warrants contain full ratchet, anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrant, with certain exceptions. The exercise price of $11.00 per whole share of common stock is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock issuances or other similar events affecting the company’s common stock. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. Following the May 2015 public offering, the exercise price per share of those warrants were adjusted to $9.00 pursuant the terms of such warrants.

The fair value of the warrants was determined to be $2.02 per warrant using the Black-Scholes option pricing model using the following assumptions:

Risk free interest rate	0.54%
Expected life	4 years
Volatility	56.06%
Expected dividend yield	0%
Forfeiture rate	0%

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On June 30, 2015, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $1.972 per warrant, as compared to $1.63 per warrant on December 31, 2014. As a result, the liability was revalued at the balance sheet date resulting in a financial charge of $3,056,000 for the three months ended June 30, 2015, and $2,736,000 for the six months ended June 30, 2015.

Stock option plan

Stock-based compensation expense was allocated as follows:

	Three Months		Six Months
	ended		ended
	June 30,		June 30, 2015
	2015	2014	2015	2014
	$	$	$	$
General and administrative	882,219	796,215	1,683,893	1,460,237
Research and development	507,168	1,583,261	1,069,851	2,230,786
Sales and marketing	115,728	658,484	259,069	830,618
Total compensation expense	1,505,115	3,037,960	3,012,813	4,521,641

The following table summarizes activity under the Plan:

	Three Months ended				Six Months ended
	June 30,		June 30,		June 30,		June 30,
	2015		2014		2015		2014
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise	of	Exercise
	options	price	options	price	options	price	options	price
		$		$		$		$
Options outstanding, beginning of period	5,160,450	7.72	4,342,841	8.49	4,923,596	7.67	4,329,560	8.46
Granted	98,000	8.95	125,901	10.27	358,000	8.70	185,901	10.84
Exercised	(14,000)	10.55	(21,000)	5.74	(14,000)	9.62	(21,000)	5.74
Forfeited/Cancelled	(29,896)	5.74	(314,542)	27.06	(53,042)	5.74	(361,261)	24.86
Options outstanding, end of period	5,214,554	7.72	4,133,200	7.15	5,214,554	7.72	4,133,200	7.15
Options exercisable, end of period	2,710,618	6.92	1,588,022	6.46	2,710,618	6.92	1,588,022	6.46
Per share weighted average grant-date fair value of options granted		$7.02		$5.73		6.48		$6.05

As of June 30, 2015, the weighted-average remaining contractual life of options outstanding and options exercisable were 7.65 years and 6.50 years, respectively.

The fair value of options granted during the three and six months ended June 30, 2015 and 2014, respectively, was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.66%	1.93%	1.78%	2.53%
Expected life	6.25 years	6.25 years	6.25 years	10 years
Volatility	81.99%	57.79%	84.42%	72.31%
Expected dividend yield	0%	0%	0%	0%

Warrants

During the six months ended June 30, 2015, 2,625 warrants were exercised at an exercise price of $1.07 per share, and 105,000 warrants were exercised at an exercise price of $1.43. During the six months ended June 30, 2014, 3,500 warrants were exercised at an exercise price of $1.07 per share and an additional 3,430 warrants were exercised at an exercise price of $1.43 per share.

The warrants issued on April 1, 2011 are subject to appropriate adjustments upon issuance of additional securities. Following the May 2015 public offering, the exercise price per share of those warrants expiring on April 1, 2021 were adjusted to an exercise price of $10.11 per share and an additional 4,124 warrants were issued. The fair value of these warrants was minimal.

As at June 30, 2015, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
331,846	$1.07	July 2016 - April 2019
505,890	$1.43	February 2019
208,950	$5.74	June 2019
98,869	$10.11	April 2021
4,000,000	$9.00	May 2017
5,145,555

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

Based on the Company’s evaluation at June 30, 2015, management has concluded that there has been a change to the recorded uncertain tax positions requiring adjustments to deferred tax assets and related valuation allowance, but did not require any recognition in the consolidated financial statements. Open tax years include the tax years December 31, 2010 through December 31, 2014.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions; however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as an income tax expense.

For the three month periods ended June 30, 2015 and June 30, 2014, the Company’s effective income tax rates was 0.07% and 0.07% respectively, compared to an applicable U.S. combined federal and state income tax rate of 40.54%. The difference between the effective tax rate and U.S. statutory tax rate as of June 30, 2015 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended June 30, 2015, the Company recorded valuation allowances on deferred tax assets relating to current year losses and temporary differences.

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

Credit risk

The Company’s exposure to credit risk as of June 30, 2015, is equal to the carrying amount of its financial assets. As of June 30, 2015 the amounts due from two customers represented approximately 57% of the total accounts receivable. As of June 30, 2014, the amounts due from one customer represented approximately 63% of the total accounts receivable.

Interest Rate Risk

We had unrestricted cash totaling $48.7 million at June 30, 2015. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%.  If the LIBOR rate were to increase, the interest rate for the remaining term of the loan would increase.

15. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at June 30, 2015 and December 31, 2014. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

16. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
	$	$	$	$
Product sales to a shareholder	8,000	42,104	11,250	63,686

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

17. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014
	$	$	$	$	$	$
Property and equipment, net	—	—	126,962,707	88,664,899	126,962,707	88,664,899
Investment in equity method and cost investments	—	—	447,682	34,817	447,682	34,817
Intangible assets, net (Note 5)	3,017,550	4,158,550	2,295,710	174,361	5,313,260	4,332,911
Goodwill	625,364	625,364	—	—	625,364	625,364

18. Subsequent events

On July 29, 2015, the Company signed an amendment to the TCP loan agreement to increase the permitted investment in BioAmber Sarnia from $10 million to $25 million after July 29, 2015. In exchange, the restricted cash balance requirement increased from $12.5 million to $15 million from July 29, 2015 to December 31, 2015, with possibility to decrease at $12.5 million if the Company’s revenues exceeds a minimum threshold, and decreases to $12.5 million thereafter under certain conditions. A fee of $0.5 million is payable under this amendment.

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

Overview

We are an industrial biotechnology company producing sustainable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into sustainable chemicals that are cost-competitive replacements for petroleum-derived chemicals, which are used in a wide variety of everyday products including plastics, resins, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We intend to produce bio-succinic acid that is cost-competitive with succinic acid produced from petroleum at our facility in Sarnia, Ontario, pursuant to a joint venture agreement with Mitsui and Co. Ltd., or Mitsui.

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30 per barrel, based on management’s estimates of production costs at our facility in Sarnia, Ontario and an assumed corn price of $4.00 per bushel. While we can provide no assurance that we will be able to secure corn at $4.00 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.82 per bushel to a high of $8.44 per bushel. As of June 30, 2015, the spot price was $3.98 per bushel and the six-month forward price was $4.32 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.024 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We achieved mechanical completion of our first facility in cooperation with Mitsui in Sarnia, Ontario in June 2015. We began commissioning and start-up in March 2015, achieved mechanical completion in June 2015 and expect to be in commercial operation in the third quarter of 2015. We also intend to build and operate additional facilities over the next three to five years.

We manufactured our bio-succinic acid at a large-scale demonstration facility in Pomacle, France for five years. We shipped commercial quantities to customers, such as shipments of one ton super sacks and container loads. We and our customers used the products produced at the facility as part of our efforts to validate and optimize our process and to continue to refine and improve our bio-succinic acid to meet our customers’ specifications. As we scale-up our manufacturing capacity and prepare to manufacture and commercialize, we expect the majority of our revenue will initially come from sales of bio-succinic acid. We also intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target additional high value-added products, such as bio-based 1,4-butanediol (BDO), tetrahydrofuran (THF), bioplastics, de-icing solutions and plasticizers. In addition, we are also working to expand our product portfolio to additional building block chemicals, including adipic acid and caprolactam.

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

On May 6, 2015, we completed the closing of a secondary public offering and issued 3,900,000 shares of common stock, at an offering price to the public of $9.00 per share.   The gross aggregate proceeds from this secondary public offering was approximately $35.1 million, with net proceeds of approximately $32.8 million, after deducting underwriting discounts and commissions and expenses payable by us. The completion of this public offering at a public offering price of $9.00 per share triggered an adjustment to the exercise price of the outstanding warrants to purchase common stock issued upon the completion of the IPO. The exercise price of such warrants was reduced from $11.00 per whole share of common stock to $9.00 per whole share of common stock, pursuant to the terms of such warrants.

As of June 30, 2015, we had raised an aggregate of $258.5 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes.

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

We expect to fund the remaining costs of our facility in Sarnia, Ontario using available cash, equity from our partner Mitsui, interest free and low-interest loans and government grants. For future facilities, we currently expect to fund the construction of these facilities using internal cash flows, minority interest partners, debt financing and we may also require fundraising through the capital markets.

We also expect to grow our revenue base by developing new value-added applications and derivative products. In January 2014, we entered into a take-or-pay supply contract with Vinmar International Ltd., or Vinmar, to supply BDO and THF from a planned facility with an annual capacity of 100,000 metric tons, or MT. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO and THF produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2018. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. BDO and THF are building block chemicals used in a wide range of products, including engineering plastics for the automotive industry, polyurethanes, biodegradable plastics, and spandex. While this agreement is binding, our inability to finance and construct the plant would relieve Vinmar of its obligation to purchase BDO and THF under the terms of the take-or-pay agreement. We believe the current size of the global BDO and THF market is approximately $6.5 billion. We believe our bio-based BDO is cost competitive with petroleum-derived BDO. To date, we have validated the high quality of our BDO with over 20 purchasers of petroleum-derived BDO.

We signed a second take-or-pay agreement in July 2014 with Vinmar to supply 10,000 MT of bio-succinic acid per year for 15 years from the Sarnia plant. The take-or-pay agreement also includes an expansion to the BDO facility previously announced of an additional 70,000 MT per year of bio-succinic acid, with Vinmar off-taking 67% of the bio-succinic acid produced for 15 years. Vinmar also commits to off-take 75% of the production from a new, third bio-succinic acid plant with 200,000 MT capacity that BioAmber plans to commission in 2020.

Sarnia Facility

Our first facility in partnership with Mitsui is located in a bio-industrial park in Sarnia, Ontario. We began commissioning and start-up in March 2015, achieved mechanical completion in June 2015, and expect to be in commercial operations in the third quarter of 2015. The facility is being constructed to have an initial projected capacity of 30,000 MT of bio-succinic acid and could subsequently be expanded to produce another 20,000 MT of bio-succinic acid. The total expected completion cost of this initial phase of our facility in Sarnia was revised to approximately $141.5 million, slightly above the initial estimated cost of $125.0 million +/- 10%.  The facility was funded through capital contributions from us and from Mitsui, and from CAD$72.0 million ($58.3 million) in interest free and low-interest loans and governmental grants. As of June 30, 2015, we have received loans and grants proceeds from Canadian government agencies of CAD$70.6 million.

Additional Facilities

Our agreement with Mitsui contemplates the potential construction and operation of an additional manufacturing facility. We have entered into a take-or-pay contract with Vinmar to purchase 100% of a planned 100,000 MT per year BDO/THF facility in North America, to be expanded by an additional 70,000 MT per year of succinic acid, with Vinmar off-taking 67% of the bio-succinic acid produced for 15 years. In addition, Vinmar plans to invest at least 10% in the equity of the facility and will help us to secure other funding to construct the planned facility. We anticipate that Vinmar and other potential parties will be equity partners in this facility, but we may also seek low interest loans and government grants to fund the facility, which would substantially reduce our equity funding requirement. Based on current estimates and assumptions, we expect our second manufacturing facility to have a projected initial BDO/THF capacity of 100,000 MT and bio-succinic acid capacity of 70,000 MT with construction costs of approximately $500.0 million. This facility is expected to be commissioned and beginning production in 2018.

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

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new value-added applications and derivative products. The supply agreement we signed with PTTMCC Biochem Company Limited, or PTTMCC Biochem, on April 18, 2014 is an example of market development in new applications (biodegradable plastics), and we have signed additional supply agreements in other new applications such as synthetic leather and other polyurethane applications, including coatings (polyurethane dispersions) made from bio-based succinic acid and recycled PET. We also plan to develop and commercialize derivatives of succinic acid, such as BDO, and to target large and established chemical markets such as adipic acid, where succinic acid can partially substitute the incumbent chemical.

In April 2014, we entered into a three year supply agreement with PTT MCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical Corporation that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and BDO. PTTMCC has constructed a PBS plant in Thailand that is being commissioning and is expected to be operational in 2015 and consume approximately 14,000 tons of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTTMCC’s total bio-succinic needs until the end of 2017, with approximately 50% of the total purchases under take-or-pay terms. We also entered into a second take-or-pay agreement with Vinmar in July 2014, for 10,000 tons per year for 15 years from the Sarnia plant. These are two of many potential customers and applications that we are targeting for the bio-succinic acid that we plan to produce at our Sarnia facility. These supply agreements reflect our ongoing efforts to expand the succinic acid addressable market into new applications such as PBS.

We have also entered into several agreements and MOUs that contemplate, but do not obligate, us to supply approximately 47,000 metric tons of bio-succinic acid until the end of 2017, and, as we continue operation of our facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers

Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we are developing our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. In January 2014, we entered a take-or-pay supply contract with Vinmar to supply BDO and THF from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO and THF produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2018. We entered into a second take-or-pay agreement with Vinmar in July 2014 for an additional 70,000 MT per year of bio-succinic acid, with Vinmar off-taking 67% of the bio-succinic acid produced for 15 years. Our second take-or-pay contract withVinmar also commits them to off-take 75% of the production from a third bio-succinic acid plant with 200,000 MT per year capacity that we plan to commission in 2020.

We are also engaging in a collaborative process with our customers to test and optimize new applications and derivative products such as BDO in order to ensure that they meet specifications in each of their potential applications. We will continue to seek to establish supply agreements and distribution agreements with strategic customers as we expand our markets and product offerings after Sarnia has been commissioned. For example, in October 2014, we entered into a five year exclusive supply agreement with Xuchuan Chemicals, a global leader in polyester polyols, to supply bio-based succinic acid from our Sarnia facility to be used in manufacturing cast polyurethane elastomers. Xuchuan is initially launching polyurethane (PU) systems for cast polyurethane elastomers (CPU) made with bio-succinic acid. CPU is used in applications including automotive instruments, caster wheels, industrial and mining equipment, power tools, industrial tires, coating rolls, drive belts, mold makers and hoses. By replacing adipic acid with succinic acid, Xuchuan has produced CPUs that offer better properties: they are more abrasion/scratch resistant and more resistant to solvents. Other applications for our bio-based succinic acid include polyurethane (PU) elastomers and dispersions for shoe soles and synthetic leather.

Production capacity. Our ability to further lower our production costs and drive customer adoption of our product is dependent on our manufacturing expansion strategy. In particular, in our facility in Sarnia, Ontario, we expect to benefit from significantly lower operating expenses than those in the large-scale demonstration facility in Pomacle, France due to lower expected raw material, utility and other costs. We also project direct labor costs, electricity costs and other raw material costs in Sarnia, Ontario, to be lower than in Pomacle, France. If we were to adjust the current costs of goods sold in the large-scale demonstration facility we operated in Pomacle, France for the lower expected raw material and utility costs, the economies of scale and the engineering design improvements we have incorporated into our facility in Sarnia, Ontario, our gross profit from products sold would increase significantly. As a result, we expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30 per barrel. We expect to further reduce costs by the transition from our E. coli-based technology to our yeast-based technology and by implementing on-going process improvements. We intend to capitalize on our first-to-market advantage by rapidly expanding our production capacity and building additional facilities. Our results will be impacted by the speed with which we execute on this strategy and the capital costs and operating expenses of each of these facilities.

Feedstock and other manufacturing input prices. We use sugars that can be derived from wheat, corn and other feedstocks. We intend to locate our facilities near readily available sources of sugars and other inputs, such as steam, electricity and hydrogen, in order to ensure reliable supply of cost-competitive feedstocks and utilities. While our process requires less sugar than most other renewable products and is therefore less vulnerable to sugar price increases relative to other bio-based processes, our margins will be affected by significant fluctuations in these required inputs.

Petroleum prices. We expect sales of our bio-based products to be impacted by the price of petroleum. In the event that petroleum prices increase, we may see increased demand for our products as chemical manufacturers seek lower-cost alternatives to petroleum-derived chemicals. Conversely, a long-term reduction in petroleum prices below $30 per barrel may result in our products being less competitive with petroleum-derived alternatives. In addition, oil prices may also impact the cost of certain feedstocks we use in our process, which may affect our operating profits.

Recent Developments

Davy license and engineering agreement

On December 11, 2014, we entered into a license agreement with Johnson Matthey Davy Technologies, or Davy. We intend to use the technology licensed from Davy in our planned 100,000 ton per year capacity plant that uses bio-succinic acid as the feedstock to produce 70,000 tons of BDO and 30,000 tons of THF. We also secured the right to license the Davy technology for two additional BDO/THF plants. We also entered into an engineering agreement with Davy in relation with the license agreement, under which, Davy provides a complete basic engineering package for converting bio-succinic acid to bio-BDO and bio-THF, along with certain pieces of equipment and the catalyst needed to operate the plant.  Davy will also provide on-site construction and commissioning support, and performance guarantees for the subsequent operation of the plant.  As of June 30, 2015, we incurred an amount of $2.0 million as license fees and an amount of $2.3 million as engineering fees, recorded under intangible assets and property and equipment respectively, in the consolidated balance sheets.

Termination notice of DuPont license agreement

On April 20, 2015, we elected to terminate our license with DuPont for their BDO catalysts as a result of the decision to pursue the BDO technology licensed from Davy. As a result, the carrying value of the DuPont license of $1.1 million was written-off.

Public Offering

On May 6, 2015, we completed the closing of a follow-on public offering and issued 3,900,000 shares of common stock, at an offering price to the public of $9.00 per share. The gross aggregate proceeds from this secondary public offering were approximately $35.1 million, with net proceeds of approximately $32.8 million, after deducting underwriting discounts and commissions and expenses payable by us.

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

We expect revenue to grow as our sales and marketing efforts continue and our facility in Sarnia, Ontario reaches the commercial production stage. We currently sell products manufactured in Pomacle, France.

Cost of Goods Sold

Cost of goods sold consists of the cost to produce finished goods at the large-scale demonstration facility in Pomacle, France under a tolling arrangement that ended on December 31, 2014. The costs to produce product in this facility was higher than we expect to incur in the future at Sarnia due to the higher raw material costs such as sugar and utilities, the amount of fixed costs relative to the total production capacity available to us, and the inefficiencies created by the need to stop production from time to time to allocate the capacity to other parties. Going forward, from the succinic acid produced in Sarnia, we expect our cost of goods sold as a percent of revenues to decrease as we will transition from a demo plant production to a full scale commercial production and will benefit from efficiencies in utilizing our yeast in the fermentation process at the Sarnia facility.

Operating Expenses

Operating expenses consist of general and administrative expenses, research and development expenses, net, sales and marketing expenses, depreciation of property and equipment, amortization of intangible assets, write-offs of intangible assets and foreign exchange gains and losses.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of the amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. We expect depreciation of property and equipment to increase significantly as our planned manufacturing facilities are put in to use. As of June 30, 2015, $20.4 million of grants were applied as a reduction of construction in-progress. This will result in reduced depreciation expense over the useful life of the asset.

Foreign Exchange Loss

We expect to conduct operations throughout the world. Our financial position and results of operations will be affected by economic conditions in countries where we plan to operate and by the changing foreign currency exchange rates. We are exposed to changes in exchange rates in Europe and Canada. The Euro and the Canadian dollar are our most significant foreign currency exchange risks. A strengthening of the Euro and the Canadian dollar against the U.S. dollar may increase our revenues and expenses since they are expressed in U.S. dollars. As we start our production from our manufacturing facility in Sarnia, Ontario, we expect our foreign currency risk to continue as a significant portion of our uses of cash will be denominated in Canadian dollars while our sources of cash will be primarily in U.S. dollars and in Euros. We will monitor foreign currency exposures and will look to mitigate exposures through normal business operations such as manufacturing and selling in the same currencies where practical or buying required currencies at spot where advantageous. We may use forward contracts or currency swaps to mitigate any remaining exposures.

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

Comparison of Three months ended June 30, 2015 and Three Months Ended June 30, 2014

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three months	Three months	$
	ended	ended	Increase
	June 30, 2015	June 30, 2014	(decrease)
	(in thousands)
Revenues
Product sales	$342	$415	$(73)
Total revenues	342	415	(73)
Cost of goods sold	752	2,251	(1,499)
Gross loss	(410)	(1,836)	1,426
Operating expenses
General and administrative	2,964	2,865	99
Research and development, net	4,960	4,259	701
Sales and marketing	1,124	1,737	(613)
Depreciation of property and equipment and amortization of intangible assets	93	60	33
Write-off of intangible assets	1,141	—	1,141
Foreign exchange (gain) loss	202	(379)	581
Operating expenses	10,484	8,542	1,942

Operating loss	10,894	10,378	516
Amortization of deferred financing costs and debt discounts	92	72	20
Financial charges (income), net	3,829	3,871	(42)
Other expense (income), net	—	(185)	185
Loss before income taxes	14,815	14,136	679
Income taxes	11	9	2
Net loss	14,826	14,145	681
Net loss attributable to:
BioAmber Inc. shareholders	14,026	13,992	34
Non-controlling interest	800	153	647
	14,826	14,145	681

Product sales

Product sales decrease from $415,000 for the three months ended June 30, 2014 to $342,000 for the three months ended June 30, 2015 due to an increase in the volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold decreased from $2.3 million for the three months ended June 30, 2014 to $752,000 for the three months ended June 30, 2015. This decrease was driven primarily by an inventory reserve of $1.6 million recorded during the three months ended June 30, 2014, as compared to an inventory reserve of $0.3 million in the same period this year. The increase is offset by an increase in the volume sold, partially reduced by a decrease in the average cost per unit sold due to the previous inventory reserve taken.

General and administrative expenses

General and administrative remained relatively stable from the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Research and development expenses, net

Research and development expenses, net, increased by $701,000 to $5.0 million for the three months ended June 30, 2015, as compared to $4.3 million for the three months ended June 30, 2014. This was driven primarily by an increase in expenses related to the commissioning and start-up of the Sarnia plant and legal fees associated with patents maintenance, partially offset by the decrease in stock-option compensation expenses related to the stock option cancellations in the second quarter of 2014, which did not occur in 2015.

Sales and marketing expenses

Sales and marketing expenses decreased by $613,000 to $1.1 million for the three months ended June 30, 2015, as compared to $1.7 million for the three months ended June 30, 2014. This decrease is driven primarily by a decrease in stock-option compensation expenses related to the stock option cancellations in the second quarter of 2014, which did not occur in 2015.

Write-off of intangible asset

On April 20, 2015, we elected to terminate our license with DuPont for their catalysts following the decision to pursue with the BDO technology licensed from Davy. As a result, the carrying value of the DuPont license of $1.1 million was written off during the three months ended June 30, 2015.

Foreign exchange (gain) loss

The foreign exchange loss increased by $0.6 million from a gain of $379,000 for the three months ended June 30, 2014 compared to a loss of $202,000 for the three months ended June 30, 2015. This increase was driven by large foreign transactions triggering foreign exchange losses, partially offset by a gain from a strengthening of the Canadian Dollar versus the U.S. Dollar during the 3 months ended June 30, 2015, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia Project.

Financial charges (income), net

Financial charges (income), net remained stable with a charge of $3.8 million for the three months ended June 30, 2015 as compared to $3.9 million for the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2015 and Six Months Ended June 30, 2014

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Six months	Six months	$
	ended	ended	Increase
	June 30, 2015	June 30, 2014	(decrease)
	(in thousands)
Revenues
Product sales	$709	$765	$(56)
Total revenues	709	765	(56)
Cost of goods sold	1,062	2,531	(1,469)
Gross loss	(353)	(1,766)	1,413
Operating expenses
General and administrative	5,591	5,784	(193)
Research and development, net	9,568	7,573	1,995
Sales and marketing	2,277	2,849	(572)
Depreciation of property and equipment and amortization of intangible assets	165	120	45
Write-off of intangible assets	1,141	—	1,141
Foreign exchange (gain) loss	258	(212)	470
Operating expenses	19,000	16,114	2,886

Operating loss	19,353	17,880	1,473
Amortization of deferred financing costs and debt discounts	158	145	13
Financial charges (income), net	4,260	16,223	(11,963)
Other expense (income), net	(21)	(185)	164
Loss before income taxes	23,750	34,063	(10,313)
Income taxes	44	34	10
Net loss	23,794	34,097	(10,303)
Net loss attributable to:
BioAmber Inc. shareholders	22,284	33,903	(11,619)
Non-controlling interest	1,510	194	1,316
	23,794	34,097	(10,303)

Product sales

Product sales decreased from $765,000 for the six months ended June 30, 2014 to $709,000 for the six months ended June 30, 2015 due to a decrease in the average selling price, partially offset by an increase in volume sold.

Cost of goods sold

Cost of goods sold decreased from $2.5 million for the six months ended June 30, 2014 to $1.1 million for the six months ended June 30, 2015. The decrease is primarily due to a non-cash charge from an inventory reserve of $1.6 million recorded during the second quarter of 2014, as compared to an inventory reserve of $300,000 in the same period this year.

General and administrative expenses

General and administrative expenses decreased by $193,000 to $5.6 million for the six months ended June 30, 2015, as compared to $5.8 million for the six months ended June 30, 2014. The decrease is related to a general reduction of corporate expenses.

Research and development expenses, net

Research and development expenses, net, increased by $2 million, to $9.6 million for the six months ended June 30, 2015, as compared to $7.6 million for the six months ended June 30, 2014. This was driven primarily by an increase in expenses related to the commissioning and start-up of the Sarnia plant and legal fees associated with patents maintenance, partially offset by the decrease in stock-option compensation expenses related to the stock option cancellations in the second quarter of 2014, which did not occur in 2015.

Sales and marketing expenses

Sales and marketing expenses decreased by $572,000 to $2.3 million for the six months ended June 30, 2015, as compared to $2.8 million the six months ended June 30, 2014. The decrease is primarily due to a decrease in stock-based compensation expense due the stock option cancellations in the second quarter of 2014, which did not occur in 2015.

Foreign exchange (gain) loss

The foreign exchange loss increased by $470,000 to $258,000 for the six months ended June 30, 2015 as compared to a gain $212,000 for the six months ended June 30, 2014. The foreign exchange loss was driven by a strengthening of the U.S. Dollar versus the Canadian Dollar during the six months ended June 30, 2015, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia Project.

Financial charges (income), net

Financial charges (income), net comprised of a charge of $4.3 million for the six months ended June 30, 2015 as compared to $16.2 million for the six months ended June 30, 2014. The decrease was mainly due to the mark-to-market adjustment change of $11.9 million on the warrants that were part of the units issued in our IPO.

Liquidity and Capital Resources

From inception through June 30, 2015, we have funded our operations primarily through an aggregate of $258.5 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, including net proceeds of $32.8 million from our May 2015 public offering of our common stock. We also received CAD$70.6 million from loan and grants proceeds from various Canadian government agencies and net proceeds of $24.5 million from a loan with TCP.

The expected cash needs for the construction of our manufacturing facility in Sarnia, Ontario was revised to approximately $141.5 million, slightly above the estimated initial cost of $125.0 million +/- 10%, of which the remaining costs are expected to be funded by us through available cash, low-interest loans, governmental grants, and Mitsui’s capital contribution. We began commissioning and start-up of this facility in March 2015 and achieved mechanical completion in June 2015. In addition, we will require funds for our research and development programs and for general corporate purposes. Based on these funding activities, the additional equity expected from our partner Mitsui, the cash on hand at June 30, 2015, combined with the previously committed funding from grants not yet drawn as of June 30, 2015, we believe that we have sufficient cash to fund our operations for at least the next twelve months.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)

Net cash used in operating activities	(15,571)	(7,951)

Net cash used in investing activities	(52,846)	(32,732)

Net cash provided by financing activities	66,840	10,687

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the six months ended June 30, 2015 of $15.6 million reflected our net loss of $23.8 million, which was adjusted for non-cash charges of $7.6 million and a positive change in operating assets and liabilities of $642,000. Non-cash expense adjustments included stock-based compensation of $3.0 million, $1.1 million of intangible assets write-off and financial charges of $3.1 million including the mark-to-market accounting for warrants that were part of the units issued in our IPO and the end of term charge on long-term debt. The amount of operating assets and liabilities is a net inflow of $642,000 due to an increase in current liabilities, which offsets an increase in current assets.

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

Investing activities

Cash used in investing activities during the six months ended June 30, 2015 of $52.8 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario of $52.4 million and $0.4 million of an investment in a cost investment.

Cash used in investing activities during the six months ended June 30, 2014 of $32.7 million represented property and equipment purchases related to the building of our facility in Sarnia, Ontario of $32.7 million and an increase in restricted cash of $678,000, offset by a capital distribution from our equity investment in AmberWorks LLC of $675,000.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2015 of $66.8 million included the proceeds from issuance of shares including the May 2015 public offering, for a total of $33.1 million, an additional disbursement of $30.0 million from the government under the actual loans and grants agreements, including the loan proceeds of the CAD$20.0 million commercial loan from a financial consortium, and capital contributions by Mitsui in our BioAmber Sarnia joint venture of $4.3 million.

Cash provided by financing activities during the six months ended June 30, 2014 of $10.7 million represents a capital contribution by Mitsui maintaining their 30% equity in our BioAmber Sarnia joint venture of $8.1 million, the loan and grant proceeds from FEDDEV of $3.0 million, offset by the deferred financing costs related to the CAD$20.0 million ($16.2 million) commercial loan from a financial consortium and our public offering in July 2014 of $561,000.

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

Interest Rate Risk

We had unrestricted cash totaling $48.7 million at June 30, 2015. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of constructing our facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%.  If the LIBOR rate were to increase, the interest rate for the remaining term of the loan would increase.

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

Foreign Currency Risk

We currently conduct our operations in U.S. dollars, Canadian dollars, Euros and British pounds, which exposes us to fluctuations in foreign currency exchange rates. The facility under construction in Sarnia, Ontario will require Canadian dollar funding as well as U.S. dollar funding. We will monitor the amounts and timing of foreign currency exposures related to the construction of the facility and will look to mitigate exposure through normal business operations such as carrying appropriate foreign currency deposits and sourcing as much funding in Canadian dollars as practicable. We may use forward contracts or currency swaps to mitigate any remaining exposure.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e)  promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to begin commercial operations at our facility in Sarnia, Ontario in the third quarter of 2015 and we may encounter substantial difficulties in ramping up operations and meeting the expectations of our customers.  Because we produce all of our products at our single facility any disruption or delays may have a material adverse effect on our business finance conditions and results of operations.

We began commissioning and start-up of our Sarnia facility in March 2015, and expect to start commercial operations in the third quarter of 2015.  Because our facility is the first of its kind, none of our employees have any prior experience in its operation.  As a result, at the beginning of our facility’s operation, we may experience unforeseen challenges and difficulties, and until the operations stabilize and we get more experience operating a commercial scale facility, the Sarnia facility may be more susceptible to start-ups, shutdowns, quality issues, or other delays or disruptions.  We cannot know with certainty when or if we will achieve optimized operations.   The skills and knowledge gained in operating our large-scale demonstration facility in Pomacle, France may prove insufficient for successful operation of a larger-scale commercial facility, and we may be required to expend significant time and resources to develop our capabilities in commercial facility operations. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

Our operations at our Sarnia, Ontario facility may be adversely affected by changes and events, including the following:

•	loss of key talent, including technical and administrative personnel, in operating the facility;
•	failure to maintain or timely renew regulatory approvals, including environmental ;
•	issues with the quality of our products produced at the facility;
•	shortages or changes in the price of equipment, materials or labor and related budget overruns;
•	adverse changes in the political and/or regulatory environment;
•	adverse weather conditions or natural disasters, accidents or other unforeseen events;
•	insufficient capital to continue operations at the facility and the inability to obtain additional financing on satisfactory terms or at all;

•	workplace health and safety issues at the facility;
•	costs associated with the external processing of our co-products;.
•	issues associated with our environmental emissions, effluents, air and noise; and
•	failure during commissioning and start-up of a key piece of equipment, particularly one with long lead time delivery.

Currently, our only production site is our Sarnia facility.  As a result, significant and prolonged disruptions at the facility would have a material adverse effect on our business, financial condition and results of operations.  Our operations also may be disrupted by external events such as natural disasters, severe weather conditions, workplace or environmental accidents, mechanical failure, fires, explosions, interruptions of supply, work stoppage, losses of permits or authorizations or acts of terrorism.  Some of these events can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension or cessation of operations and the imposition of civil or criminal penalties. Our facilities and the manufacturing equipment we use would be very costly to replace and could require substantial lead time to repair or replace. In addition, telecommunications failures or other systems interruptions, such as computer viruses or other cyber-attacks, at any of the locations in which we do business could significantly disrupt our operations, laboratory processes and delay shipments to our customers.  We can provide no assurance that we will not incur losses related to these or other events beyond the limits or outside the coverage of our insurance policies. Further, disruptions to our operations could have a material adverse effect on our business and results of operations during the period of time that the facility is not operating.

In addition, we may also experience difficulties in producing sufficient quantities or quality of products or in achieving sufficient quality and manufacturing yield levels.  Our Sarnia facility is also subject to risks associated with having single suppliers for certain key inputs, such as sugar, power and steam, so the failure of any of these suppliers to perform as expected, would also have a material adverse effect on our performance and results of operations.   If we are unable to successfully operate and manage our manufacturing operations at our new facility or otherwise fail to meet our manufacturing needs, we may not be able to provide our customers with the quality or quantity of products they require, and thus could lose customers and suffer reduced revenues and may have a material adverse effect on our results of operations.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Use of Proceeds

None

Item 5.	Other Information

The Securities and Exchange Commission recently provided guidance to issuers such as BioAmber regarding the use of social media to disclose material non-public information. In this regard, investors and others should note that we announce material financial information using our company website (www.bio-amber.com), our investor relations website (investor.bio-amber.com), SEC filings, press releases, public conference calls and webcasts. Information about BioAmber, its business, and its results of operations may also be announced by posts on the following social media channels:

—      BioAmber’s Twitter feed (www.twitter.com/BioAmber)

— BioAmber’s Facebook feed (www.facebook.com/bioamber)

— BioAmber’s LinkedIn feed (www.linkedin.com/company/bioamber-inc.)

— BioAmber’s Google+ feed (https://plus.google.com/+BioamberInc/posts)

— BioAmber’s youtube feed (www.youtube.com/user/BioAmber)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in BioAmber to review the information that we post on these social media channels. These channels may be updated from time to time on BioAmber’s investor relations website.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13
10.1	Amended and Restated 2013 Stock Option and Incentive Plan		8-K	001-35905	10.1	5/19/15
31.1	Certification of the Principal Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Principal Chief Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

August 5, 2015

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ François Laurin
François Laurin
Chief Financial Officer
(Principal Financial Officer)