Form 10-Q
period 2015-09-30
BioAmber Inc.
filed 2015-11-09
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 25,857,671 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

•

the expected funding sources of our Sarnia, Ontario plant and our other planned manufacturing facilities and the expected timing of the completion of construction and the start of commercial operations at each of these facilities;

•	our joint venture with Mitsui & Co. Ltd., or Mitsui;

•

our take-or-pay agreements with Vinmar International Ltd., or Vinmar, related to bio-based 1,4-butanediol(1,4 BDO or BDO), tetrahydrofuran (THF), and bio-based succinic acid, and with PTTMCC Biochem for bio-succinic acid;

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

BIOAMBER INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Revenues
Product sales	351,695	469,315	1,060,844	1,234,576
Cost of goods sold excluding depreciation and amortization	366,854	1,447,819	1,429,266	3,978,780
Gross loss	(15,159)	(978,504)	(368,422)	(2,744,204)
Operating expenses				—
General and administrative	2,220,429	2,420,584	7,811,701	8,204,822
Research and development	5,999,272	3,577,733	15,567,742	11,150,536
Sales and marketing	920,705	954,150	3,197,612	3,803,010
Depreciation of property and equipment and amortization of intangible assets	123,490	68,645	288,184	188,228
Write-off of intangible assets (Note 5)	—	—	1,141,000	—
Foreign exchange loss	610,086	287,671	868,219	75,857
Operating expenses	9,873,982	7,308,783	28,874,458	23,422,453
Operating loss	9,889,141	8,287,287	29,242,880	26,166,657
Amortization of deferred financing costs and debt discounts	123,370	72,952	281,430	217,661
Financial charges (income), net (Note 9 and 18)	(1,552,042)	506,657	2,801,178	17,218,956
Gain on debt extinguishment (Note 7)	—	(451,450)	—	(451,450)
Equity participation in losses of equity method investments (Note 2)	—	216	—	108
Other expense (income), net	(515)	—	(21,565)	(185,000)
Loss before income taxes	8,459,954	8,415,662	32,303,923	42,966,932
Income taxes (Note 13)	(28,651)	18,048	15,272	52,738
Net loss	8,431,303	8,433,710	32,319,195	43,019,670
		—		—
Net loss attributable to:		—		—
BioAmber Inc. shareholders	7,050,906	8,128,821	29,428,290	42,521,206
Non-controlling interest	1,380,397	304,889	2,890,905	498,464
	8,431,303	8,433,710	32,319,195	43,019,670

Net loss per share attributable to BioAmber Inc. shareholders - basic	$0.27	$0.39	$1.23	$2.17
Weighted-average of common shares outstanding - basic	25,857,671	21,054,225	24,007,572	19,405,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
Net loss	8,431,303	8,433,710	32,319,195	43,019,670
Foreign currency translation adjustment	7,032,463	3,703,432	12,198,824	3,172,884
Total comprehensive loss	15,463,766	12,137,142	44,518,019	46,192,554

Total comprehensive loss attributable to:
BioAmber Inc. shareholders	11,993,577	10,936,137	37,913,629	44,898,335
Non-controlling interest	3,470,189	1,201,005	6,604,390	1,294,219
	15,463,766	12,137,142	44,518,019	46,192,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30,	December 31,
	2015	2014
	$	$
Assets
Current assets
Cash	34,205,612	51,042,752
Accounts receivable	226,924	476,851
Inventories (Note 3)	1,290,564	1,801,826
Prepaid expenses and deposits	861,913	765,539
Valued added tax, income taxes and other receivables	1,453,262	3,005,153
Total current assets	38,038,275	57,092,121
Property and equipment, net (Note 4)	125,536,123	88,664,899
Investment in equity method and cost investments (Note 2)	447,681	34,817
Intangible assets, net (Note 5)	6,382,723	4,332,911
Goodwill	625,364	625,364
Restricted cash	559,725	646,500
Deferred financing costs (Note 7)	1,612,041	1,043,788
Total assets	173,201,932	152,440,400

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	16,428,976	16,459,918
Income taxes payable (Note 13)	148,117	204,096
Accounts payable Agro-industries Recherches et Développements (“ARD”)	—	983,465
Deferred grants (Note 8)	3,738,945	2,274,802
Short-term portion of long-term debt (Note 7)	15,066,656	2,977,707
Total current liabilities	35,382,694	22,899,988
Long-term debt (Note 7)	40,844,312	34,653,101
Warrants financial liability (Note 12 and 18)	15,018,847	14,493,864
Other long-term liabilities	443,538	127,500
Total liabilities	91,689,391	72,174,453
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 11)	26,482,718	24,190,412
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 25,857,671 and 21,836,046 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	258,576	218,360
Additional paid-in capital	257,370,108	220,460,559
Warrants (Note 18)	1,011,415	1,093,263
Accumulated deficit (Note 18)	(190,492,309)	(161,064,019)
Accumulated other comprehensive loss	(13,117,967)	(4,632,628)
Total BioAmber Inc. shareholders’ equity	55,029,823	56,075,535
Total liabilities and shareholders’ equity	173,201,932	152,440,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants (note 18)		Accumulated deficit (note 18)	Accumulated other comprehensive loss	Non-controlling interest	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$	$
Balance at January 1, 2014	18,558,369	185,584	177,275,934	1,008,606	1,108,580	(114,589,995)	(373,983)	2,125,925	65,732,045

Stock-based compensation (Note 12)	—	—	6,949,205	—	—	—	—	—	6,949,205
Reclassification of non-controlling interest to redeemable non-controlling interest (Note 11)	—	—	—	—	—	—	—	(2,125,925)	(2,125,925)
Issuance of shares , net of issuance costs	3,220,000	32,200	36,027,708	—	—	—	—	—	36,059,908
Warrants exercised/expired	26,976	269	23,164	(63,175)	(15,317)	—	—	—	8,116
Stock options exercised	30,701	307	184,548	—	—	—	—		184,855
Net loss	—	—	—	—	—	(46,474,024)	—	—	(46,474,024)
Foreign currency translation	—	—	—	—	—	—	(4,258,645)	—	(4,258,645)
Balance at December 31, 2014	21,836,046	218,360	220,460,559	945,431	1,093,263	(161,064,019)	(4,632,628)	—	56,075,535

Stock-based compensation (Note 12)	—	—	3,854,675	—	—	—	—	—	3,854,675
Issuance of shares , net of issuance costs of	3,900,000	39,000	32,741,069	—	—	—	—	—	32,780,069
Warrants exercised/expired (Note 12)	107,625	1,076	233,585	(107,695)	(81,848)	—	—		152,813
Stock options exercised	14,000	140	80,220	—	—	—	—	—	80,360
Net loss	—	—	—	—	—	(29,428,290)	—	—	(29,428,290)
Foreign currency translation	—	—	—	—	—	—	(8,485,339)	—	(8,485,339)
Balance at September 30, 2015	25,857,671	258,576	257,370,108	837,736	1,011,415	(190,492,309)	(13,117,967)	—	55,029,823

The accompanying notes are integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	$	$
Cash flows from operating activities
Net loss	(32,319,195)	(43,019,670)
Adjustments to reconcile net loss to cash:
Stock-based compensation	3,854,675	5,565,072
Depreciation of property and equipment and amortization of intangible assets	288,184	188,228
Write-off of intangible assets (Note 5)	1,141,000	—
Amortization of deferred financing costs and debt discounts	281,430	217,661
Equity participation in losses of equity method investments	—	108
Other long-term liabilities	34,010	33,750
Financial charges (income), net (Note 9 and 18)	1,040,608	15,570,972
(Gain) loss on debt extinguishment (Note 7)	—	(451,450)
Changes in operating assets and liabilities
Change in accounts receivable	(474,027)	420,393
Change in inventories	494,392	(576,969)
Change in prepaid expenses and deposits	(145,598)	3,111,550
Change in valued added tax, income taxes and other receivables	2,115,019	(1,228,144)
Change in accounts payable to ARD	(983,465)	826,640
Change in accounts payable and accrued liabilities	2,182,397	9,138,372
Net cash used in operating activities	(22,490,570)	(10,203,487)

Cash flows from investing activities
Acquisition of property and equipment and intangible asset	(62,465,211)	(59,474,178)
Change in restricted cash	—	(678,450)
Capital investment in cost investment (Note 2)	(412,433)	675,000
Net cash used in investing activities	(62,877,644)	(59,477,628)

Cash flows from financing activities
Deferred financing costs	(882,485)	(491,462)
Issuance of long-term debt (Note 7)	21,967,288	5,232,699
Repayment of long-term debt (Note 8)	(585,385)	(2,846,411)
Government grants (Note 8)	7,946,840	4,099,665
Net proceeds from issuance of common shares	33,114,136	36,222,070
Proceeds from issuance of shares by a subsidiary (Note 11)	8,896,696	24,608,700
Net cash provided by financing activities	70,457,090	66,825,261

Foreign exchange impact on cash	(1,926,016)	(2,240,681)
Decrease in cash	(16,837,140)	(5,096,535)
Cash, beginning of period	51,042,752	83,728,199

Cash, end of period	34,205,612	78,631,664
Supplemental cash flow information:
Non-cash transactions:
Deferred financing costs related to the second public offering not yet paid	60,000	48,150
Construction in Progress costs not yet paid	9,626,642	12,984,161
Amortization of debt discounts and interest capitalized to CIP	1,669,021	483,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Notes to Condensed Consolidated Financial Statements

for the three and nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange (“SEC”) rules and regulations and using the same accounting policies as described in Note 2 of the audited consolidated financial statements included in BioAmber Inc. (BioAmber or the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Company’s management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the fiscal year ended December 31, 2015 or any other future period.

Risk and uncertainties

         BioAmber is an industrial biotechnology company producing sustainable chemicals and the Company has not yet commenced its planned, principal operations as of September 30, 2015. The Company’s principal operations will start once commercial production begins at the Sarnia, Ontario facility. The Company’s activities since inception have consisted principally of raising capital for performing research and development activities, developing market related to its bio-succinic acid product and derived products, acquiring technology patents, producing and selling bio-succinic acid from a large-scale demonstration facility in Pomacle, France, and building its Sarnia facility. The attainment of profitable operations is dependent upon future events, including future operation of the commercial-scale manufacturing facility in Sarnia, Ontario, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU-2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”).  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016.  The Company is in the process of evaluating the impact of the standard.

2. Equity and Cost Investments

Sinoven, the Company’s wholly-owned subsidiary and a third-party, NatureWorks LLC, are both 50% holders of the joint venture AmberWorks. Amberworks had a net loss of $nil and $432, for the three months ended September 30, 2015 and 2014, respectively. Sinoven’s share of the net loss amounted to $nil and $216 for those periods, respectively.

AmberWorks had a net loss of $nil and $216 for the nine months ended September 30, 2015 and 2014, respectively. Sinoven’s share of the net loss amounted to $nil and $108 for those periods, respectively.

AmberWorks had total assets of $70,496 and $69,634 and total liabilities of $nil as of September 30, 2015 and December 31, 2014, respectively. Sinoven’s share of net assets amounted to $34,817 and $34,817 as of those periods, respectively.

          On May 6, 2014, AmberWorks made a capital distribution totaling $1,350,000, to Sinoven and a NatureWorks LLC, both 50% holders of the joint venture, in proportion of their respective investments in the joint venture. This distribution was in the form of cash and was recorded as a reduction of investment.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in a start-up private company, which represents a 6.6% ownership interest.

3. Inventories

	September 30,	December 31,
	2015	2014
	$	$
Finished goods	928,173	1,801,826
Raw material	323,206	—
Supplies and spare parts	39,185	—
Total	1,290,564	1,801,826

The Company recorded an inventory reserve of approximately $nil and $300,000 in the three and nine months ended September 30, 2015. The Company recorded an inventory reserve of approximately $200,000 and $1.8 million in the three and nine months ended September 30, 2014.

4. Property and equipment

	Estimated
	Useful	September 30,	December 31,
	Life	2015	2014
	(years)
		$	$
Land		251,378	290,349
Furniture and fixtures	5 - 8	125,620	77,448
Machinery and equipment	5 - 15	1,268,027	1,215,561
Computers, office equipment and peripherals	3 - 7	187,462	134,248
Leasehold improvement	7 - 10	341,303	12,342
Construction in-progress		143,295,181	101,664,351
Grants applied to construction in-progress		(19,437,767)	(14,362,312)
		126,031,204	89,031,987
Less: accumulated depreciation		(495,081)	(367,088)
Property and equipment, net		125,536,123	88,664,899

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $105,411 and $45,841 for the three months ended September 30, 2015 and 2014, respectively, and to $238,329 and $165,424 for the nine months ended September 30, 2015 and 2014 respectively.

5. Intangible assets

	September 30,	December 31,
	2015	2014
	$	$
Intellectual property, patents and licenses:
Beginning balance	4,528,739	4,528,739
Addition of license	3,106,767	—
	7,635,506	4,528,739
Less: accumulated amortization	(4,528,739)	(4,528,739)
Intellectual property, patents and licenses, net	3,106,767	—
Acquired in-process research and development	4,158,550	4,158,550
Write-off of license acquired	(1,141,000)	—
	3,017,550	—
Computer software and license	411,250	279,201
Less: accumulated depreciation	(152,844)	(104,840)
Intangible assets, net	6,382,723	4,332,911

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $18,079 and $22,804 for the three months ended September 30, 2015 and 2014, respectively and to $49,855 and $22,804 for the nine months ended September 30, 2015 and 2014 respectively.

On December 11, 2014, we entered into a license agreement with Johnson Matthey Davy Technologies (Davy). We intend to use the technology licensed from Davy in our planned 100,000 ton per year capacity plant that will use bio-succinic acid as the feedstock to produce 70,000 tons of BDO and 30,000 tons of THF. We also secured the right to license the Davy technology for two additional BDO/THF plants. As of September 30, 2015, an amount of $3,106,767 was capitalized as a license fee under the Davy license.

On April 20, 2015, the Company elected to terminate its license with DuPont for their catalysts following the decision to pursue with the BDO technology licensed from Davy for all future plants, in addition to the planned 100,000 ton per year capacity plant. As a result, the carrying value of the DuPont license of $1,141,000 was written off during the second quarter 2015.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
	$	$
Trade accounts payable	12,640,725	13,184,825
Accrued payroll and bonus	2,176,010	2,232,590
Consulting and legal fees	1,010,403	614,993
Accrued interests	358,803	—
Other	243,035	427,510
Total	16,428,976	16,459,918

As of September 30, 2015, accrued interests are related to the Tennenbaum Capital Partners, LLC loan and the loan with Comerica Bank, Export Development Canada and Farm Credit Canada.

7. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of the manufacturing facility in Sarnia, Ontario:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

          On September 30, 2011, BioAmber Sarnia Inc., (“BioAmber Sarnia”), a joint venture owned by Mitsui & Co. at 30% and BioAmber at 70%, and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $11,194,500 when converted into U.S. dollars as of September 30, 2015, was granted to BioAmber Sarnia, according to the following principal terms:

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

As of September 30, 2015, all disbursements were received for a total of CAD$15,000,000, or $11,194,500 when converted into U.S. dollars as of September 30, 2015. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

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

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000, or $373,150 when converted into U.S. dollars as of September 30, 2015. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed CAD$45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender. In July 2014, the loan agreement was amended to increase the third party credit facilities from CAD$45 million in the aggregate as described above, to CAD$60 million in the aggregate. These covenants were met as of September 30, 2015.

The loan was originally recorded at $193,573 when converted into U.S. dollars as of September 30, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $179,577 was recorded as a deferred grant (see Note 8).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (“FEDDEV”)

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD$12,000,000 or $8,955,600 when converted into U.S. dollars as of September 30, 2015, was granted to BioAmber Sarnia. The loan is non-interest bearing with original repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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

These covenants were met as of September 30, 2015.

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

During May 2014, BioAmber Sarnia agreed with FEDDEV to amend the repayment of principal from the period October 2014 to October 2019, to the period from October 2015 to October 2020. The Company recorded the impact of the amendment in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the amendment was recorded as a debt extinguishment and the issuance of new debt, with new terms. As a result, the Company recognized a gain on debt extinguishment of $451,450.

As of September 30, 2015, all disbursements were received for a total of CAD $12,000,000, or $8,955,600 when converted into U.S. dollars as of September 30, 2015. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

iv)	Hercules Technology Growth Capital, Inc. (“HTGC”)

On June 27, 2013, the Company entered into a Loan and Security Agreement (the “HTGC Loan Agreement”) with HTGC. Pursuant to the HTGC Loan Agreement, HTGC agreed to make a senior secured term loan of $25 million, which was funded on June 27, 2013, net of a 2.5% loan fee. The term loan is repayable over 36 months after closing, at a floating interest rate per annum based on the greater of (a) 10% and (b) the prime rate (as reported in the Wall Street Journal) plus 6.75% and is subject to an end of term charge of 11.5% based on the $25 million loaned amount ($2,875,000). There was an initial interest-only period until January 1, 2014, to be extended until July 1, 2014 in the event that the Company received an additional equity contribution by its joint venture partner of at least $1.5 million relating to its Sarnia facility by December 31, 2013, which was subsequently extended to January 31, 2014 pursuant to an amendment dated December 20, 2013. On January 24, 2014, the Company received the additional equity contribution from Mitsui of CAD $9 million, and fulfilled the condition to extend the initial interest-only period until July 1, 2014.

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

On December 17, 2014, the Company voluntarily paid off the outstanding balance and terminated the HTGC Loan Agreement. The payoff amount of $22.4 million included the outstanding principal amount of $19.2 million, an end of term charge of $2.9 million, a prepayment fee of $192,000, accrued interest of $123,000, and other legal fees.  In connection with such repayment, Hercules terminated its security interest in the assets of the Company which were subject to the HTGC Loan Agreement.

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

v)Minister of Agriculture and Agri-Food of Canada (“AAFC”)

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million, or $7,463,000 when converted into U.S. dollars as of September 30, 2015, for the AgriInnovation Program. This loan provides for progressive disbursements as eligible costs are incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. These covenants were met as of September 30, 2015.

During the three months ended March 31, 2015, BioAmber Sarnia received the third and last disbursement for CAD$2,745,000 or, 2,048,355 when converted in U.S. dollars as of September 30, 2015. The loan was originally recorded at $1,103,948 when converted into U.S. dollars as of September 30, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $944,387 when converted into U.S. dollars as of September 30, 2015 was recorded as a grant applied as reduction of such cost of construction in-progress.

vi)	Comerica Bank, Export Development Canada and Farm Credit Canada (“EDC”)

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million. The loan bears interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%, subject to a reduction to 4% under certain circumstances. There will be an initial interest-only period from draw down of the term loan until the first payment of principal. The loan’s principal will be repaid in 26 equal, quarterly installments beginning on September 30, 2015. The disbursement of the loan, net of the 2.5% upfront fee of CAD$500,000, or $373,150 when converted into U.S. dollars as of September 30, 2015, was recorded as deferred financing costs and will be amortized over the estimated term of the loan using the effective interest method. BioAmber Sarnia paid a 1.0% per annum commitment fee on the undrawn amount, until the drawdown on May 12, 2015. The loan was originally recorded at $14,351,923 when converted into U.S. dollars as of September 30, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,751,448 when converted into U.S. dollars as of September 30, 2015, was recorded as a grant applied as reduction of the cost of construction in-progress in the amount of $731,335 during the three months ended June 30, 2015 and an amount of $1,020,113 was deferred and recorded as a reduction of the cost of construction in-progress during the three months ended September 30, 2015.

BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty.

BioAmber Sarnia’s obligations under the loan are secured by (i) a security interest on all of BioAmber Sarnia’s assets and (ii) a pledge of all the shares of BioAmber Sarnia. In addition, the Company will provide the lenders with a guarantee representing 70% of the secured obligations under the loan, and Mitsui & Co., Ltd. will provide a guarantee representing 30% of the secured obligations under the loan that is capped at CAD$6.0 million plus all accrued interest on the secured obligations and fees and expenses. The proceeds of the loan were used by BioAmber Sarnia to complete the ongoing construction of the Sarnia Plant and fund its startup and commissioning.

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

As of September 30, 2015, the balance of deferred financing cost associated with this transaction was $1,065.861 and is being amortized over the estimated term of the loan.

vii)	Tennenbaum Capital Partners, LLC (“TCP”)

On December 17, 2014, the Company entered into a Loan and Security Agreement (the “TCP Agreement”) with funds managed by TCP. The proceeds received were used to repay in full, the HTGC Loan Agreement that was entered into on June 27, 2013, and for general corporate purposes.

Pursuant to the TCP Agreement, TCP agreed to make a senior secured term loan of $25 million (the “Facility”), which was funded on December 18, 2014, net of a 2.0% commitment fee. The term loan is repayable over 36 months after closing at a floating interest rate per annum that is the greater of 9.50% or the 3 month LIBOR rate plus 9.27%, and is subject to an end of term charge of 8.25% based on the $25 million loaned (the “End of Term Charge”) payable on the date on which the term loan is paid or becomes due and payable in full. There will be an initial interest-only period until September 30, 2015, which may be extended for a first additional period of three months and a second additional period of six months, subject to certain conditions.  At its option, the Company may prepay some or all of the loan balance, subject to a prepayment fee equal to 3% of the amount prepaid during the term of the TCP Agreement (and a pro rata portion of the End of Term Charge if the prepayment is less than the full amount of the Facility).

The loan obligations are secured by a security interest on substantially all of the Company’s assets (subject to certain exceptions), including its intellectual property, but excluding certain identified licenses from third parties and its equity interest in its subsidiary, BioAmber Sarnia, subject to the conditions specified in the On February 15, 2012, BioAmber Inc., Sinoven and NatureWorks LLC (“NW”) formed AmberWorks LLC, TCP Agreement. The security interest does not apply to any assets owned by BioAmber Sarnia, the entity that will own the Company’s Sarnia facility.

The TCP Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The TCP Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Facility, the failure to comply with certain covenants and agreements specified in the Agreement, the occurrence of a material adverse change, defaults in respect of certain other indebtedness, and certain events of insolvency.  In addition, the expiration, termination or unavailability of the Company’s license agreements with Cargill, Inc. are deemed to be a default under the TCP Agreement.  The Company is required to maintain at least $12.5 million in unrestricted cash through the period ending March 31, 2016.  After that period, (i) the Company must maintain the lesser of $12.5 million and the amount of the outstanding principal on the loan or (ii) BioAmber Sarnia’s trailing 6 month free cash flow shall be at least 85% of certain projections agreed to with the Lender. The Company will require its subsidiary BioAmber Sarnia to make certain cash distributions to its shareholders on a quarterly basis beginning January 1, 2016, within the terms of the BioAmber Sarnia Joint Venture Agreement unless prohibited by applicable law or the BioAmber Sarnia financing agreements, such that amounts of cash will not accumulate in BioAmber Sarnia.  If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Facility may become due and payable immediately. These covenants were met as of September 30, 2015.

On July 29, 2015, the Company signed an amendment to the TCP loan agreement (the “TCP Amendment”) to increase the permitted investment in BioAmber Sarnia from $10 million to $25 million after July 29, 2015. In exchange, the restricted cash balance requirement increased from $12.5 million to $15 million from July 29, 2015 to December 31, 2015. There is the possibility for the restricted cash balance to decrease to $12.5 million prior to December 31, 2015, if the Company’s revenues exceeds a minimum threshold or if certain conditions are met. A fee of $0.5 million is payable under the “TCP Amendment”, from which $250,000 was paid during the three months ended September 30, 2015. The remaining $250,000 is due at the earliest of (i) on March 31, 2016 or (ii) completion of certain capital raising activities.

As of September 30, 2015, the balance of deferred financing cost associated with this transaction was $364,009 and is being amortized over the estimated term of the loan.

The balance of the outstanding long-term debt is as follows:

	September 30,	December 31,
	2015	2014
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $500,000)	373,150	431,000
Less: debt discount	(179,577)	(207,417)
Amortization of debt discount	103,337	97,778
Less: short-term portion of debt	(55,973)	—
	240,937	321,361

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	11,194,500	6,249,585
Less: debt discount	(5,128,621)	(2,963,205)
Amortization of debt discount	733,938	248,000
	6,799,817	3,534,380

Federal Economic Development Agency:
Face value (CAD $12,000,000)	8,955,600	9,097,991
Less: debt discount	(3,178,106)	(3,302,910)
Less: short-term portion of debt	(1,791,120)	(457,255)
Gain on debt extinguishment	(604,243)	(696,846)
Amortization of debt discount	1,350,918	872,602
	4,733,049	5,513,582

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $10,000,000)	7,463,000	6,254,108
Less: debt discount	(3,542,032)	(3,000,363)
Amortization of debt discount	391,349	50,485
Less: short-term portion of debt	(479,275)	—
	3,833,042	3,304,230

Tennenbaum Capital Partners, LLC :
Face value	25,000,000	25,000,000
Less: debt discount	(500,000)	(500,000)
Amortization of debt discount	125,000	—
End of term charge	515,625	—
Less: short-term portion of debt	(10,443,980)	(2,520,452)
	14,696,645	21,979,548
EDC:
Face value (CAD $19,230,769)	14,351,923	—
Less: debt discount	(1,751,448)	—
Amortization of debt discount	236,655	—
Less: short-term portion of debt	(2,296,308)	—
	10,540,822	—
Long-term debt, net	40,844,312	34,653,101

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	TCP	EDC	Total
	$	$	$	$	$	$	$
October 2015 - September 2016	55,973	—	1,791,120	479,275	10,443,980	2,296,308	15,066,656
October 2016 - September 2017	74,630	—	1,791,120	821,615	11,501,307	2,296,308	16,484,980
October 2017 - September 2018	74,630	—	1,791,120	821,615	3,054,713	2,296,308	8,038,386
October 2018 - September 2019	74,630	2,238,900	1,791,120	821,615	—	2,296,308	7,222,573
October 2019 and thereafter	93,287	8,955,600	1,791,120	4,518,880	—	5,166,691	20,525,578
Total	373,150	11,194,500	8,955,600	7,463,000	25,000,000	14,351,923	67,338,173

8. Deferred Grants

As of September 30, 2015, the Company has the following deferred grants:

a) Sustainable Development Technology Canada (“SDTC”)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia in the amount of CAD$14,500,000, or $10,821,500 when converted into U.S. dollars as of September 30, 2015, with progressive disbursements according to the terms of the agreement and milestones as follows:

I.	Detailed Engineering Package, Construction and Procurement. The Company fulfilled this Milestone in October 2012.

II a) Re-engineering of the Production Process and Plant Design. The Company fulfilled this Milestone in 2014.

II b).Engineering Site Preparation and General Contractor Selection. The Company fulfilled this Milestone in 2014.

III. Engineering, Procurement of Equipment and Construction of the Plan. The Company fulfilled this Milestone in June 30, 2015

IV.	Commissioning, Start-up and Optimization of the manufacturing facility, expected to be prior to 2016.

The grant is non-reimbursable by BioAmber Sarnia except upon the occurrence of certain events of default defined in the agreement.

An advance on Milestone I of CAD$1,982,726, or $1,479,708 when converted into U.S. dollars as of September 30, 2015, was received in December 2011 and was originally recorded as deferred grant. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia received an additional amount of CAD$3,015,000, or $2,250,256 when converted into U.S. dollars as of September 30, 2015, as an advance on Milestone II a). Accordingly, the advance on Milestone I was reclassified from deferred grants reducing the cost of construction in-progress whereas the advance in Milestone II a) was originally recorded as a deferred grant. During December 2014, following the amendment of the milestones as described above, BioAmber Sarnia received an amount of CAD$896,300, or $668,909, when converted into U.S. dollars as of September 30, 2015 for Milestone II b) and advance on Milestone III of CAD$2,398,359, or $1,790,142 when converted into U.S. dollars as of September 30, 2015. The advance on Milestone II a) was reclassified from deferred grants reducing the cost of construction in-progress, and the amount on Milestone II b) was directly applied against construction in-progress. On May 26, 2015, BioAmber Sarnia completed the milestone III and received the advance on Milestone IV of CAD$ 4,769,354, or $3,559,368 when converted into U.S. dollars as of September 30, 2015. The Milestone III was reclassified from deferred grants reducing the cost of construction in-progress and the advance on Milestone IV was recorded as a deferred grant as of September 30, 2015. The amounts received above are net of a holdback of CAD$1,437,715 or $1,072,967 when converted into U.S. dollars as of September 30, 2015. The holdback is expected to be received at the completion of the Milestone IV.

b) SCA

The loan received from SCA is to be used primarily for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenditures for which the loan was received have not yet been incurred as of September 30, 2015, but are expected to be incurred during the next year. Accordingly, the grant portion of the loan in the amount of

$179,577 when converted into U.S. dollars as of September 30, 2015, has been deferred and will be reclassified as a reduction of such expenditures as they are incurred in the future.

The balance of the outstanding current liability deferred grant is as follows:

	September 30,	December 31,
	2015	2014
	$	$
SDTC	3,559,368	2,067,385
SCA	179,577	207,417
Total	3,738,945	2,274,802

9. Financial charges (income), net

	Three Months		Nine Months
	ended		ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
End of term charge on long-term debt (Note 7 vii))	171,875	241,112	515,625	715,474
Interest on long-term debt	619,924	590,847	1,814,022	1,847,791
Revaluation of the warrants financial liability (Note 12 and 18)	(2,304,662)	(273,281)	524,983	14,855,498
Interest (revenue) expense, net	(39,179)	(52,021)	(53,452)	(199,807)
Total financial charges (income), net	(1,552,042)	506,657	2,801,178	17,218,956

10. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. Future lease payments aggregated $1,655,050 as of December 31, 2014 and include the following future amounts payable on a twelve month basis:

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

The Company has such contractual agreements with the following partners: Cargill Inc., Celexion LLC, University of Guelph, the University of North Dakota and the National Research Council of Canada in partnership with the INRS-IAF University.

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $25,001 and $ 144,032 for the three months ended September 30, 2015 and 2014, respectively, and $206,433 and $461,339 for the nine months ended September 30, 2015 and 2014, and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$750,000 or $559,725 when converted into U.S. dollars as of September 30, 2015 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required.

As of December 31, 2014, BioAmber Sarnia has commitments related to purchase obligations and service payments as follows:

December 31, 2014
$
2015	1,276,214
2016	2,323,733
2017	2,541,857
2018	2,541,857
2019	2,541,857
Thereafter	8,682,382

Litigation

As of September 30, 2015 there were no outstanding claims or litigation.

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

On August 15, 2014, Mitsui invested $16.5 million (CAD$18 million) of equity in BioAmber Sarnia maintaining its 30% ownership. On February 6, 2015, Mitsui invested an additional $2.0 million (CAD$2.6 million) of equity in BioAmber Sarnia. Mitsui invested additional amounts of $1.1 million (CAD $1.3 million) on April 30, 2015 and May 14, 2015. During the three months ended September 30, 2015, Mitsui invested an additional $4.6 million (CAD$ 6.0 million). As of September 30, 2015, the estimated redemption value of the redeemable non-controlling interest was $18.2 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, January 1, 2014	$-
Reclassification of non-controlling interest to redeemable non-controlling interest	2,125,925
Mitsui’s additional capital contribution	24,608,700
Net loss attributable to non-controlling interest (NCI)	(874,890)
Accumulated other comprehensive loss attributable to NCI	(1,669,323)
Balance, December 31, 2014	24,190,412
Mitsui’s additional capital contribution	8,896,696
Net loss attributable to NCI	(2,890,905)
Accumulated other comprehensive loss attributable to NCI	(3,713,485)
Balance at September 30, 2015	26,482,718

12. Share capital

Secondary Public Offering

On May 6, 2015, the Company completed a public offering and issued 3,900,000 shares of common stock, at an offering price of $9.00 per share. The total net proceeds from the public offering, after deducting underwriting discounts and offering expenses was approximately $32.8 million.

Warrants financial liability

June 2009 & April 2011 Warrants

On June 22, 2009, the Company issued 208,950 warrants at an exercise price of $5.74 per share in connection with a financing transaction, with an estimated fair value of $1,045,307. On April 11, 2011, the Company issued 94,745 warrants at an exercise price of $10.55 per share with a fair value of $810,448 in connection with a second financing transaction. Those warrants contain anti-dilution protection in the event securities are sold at a lower price than the warrant’s original exercise price.  The anti-dilution protection contains a price adjustment and an adjustment to the number of warrants. The fair value of the warrants are classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. Refer to Note 18 for the non-cash reclassification impact from equity to liability during the third quarter 2015. As of September 30, 2015, the fair value of those warrants was determined to be $2.52 and $2.56 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method.

2013 Warrants

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

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On September 30, 2015, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $1.78 per warrant, as compared to $1.63 per warrant on December 31, 2014. As a result, the liability was revalued at the balance sheet date resulting in a financial (income) charge of $(1,536,000) and $1,200,000 for the three and nine months ended September 30, 2015, respectively.

Following the May 2015 public offering, the exercise price per share of April 2011 warrants expiring on April 2021 were adjusted to an exercise price of $10.11 per share and an additional 4,124 warrants were issued.

As of September 30, 2015, the total fair value of those warrants were $920,079, and was classified as warrants financial liability. The change in fair value from the liability reevaluation resulted in a non-cash financial income of $851,060 and $479,324, for the three and nine months ended September 30, 2015, respectively.

Stock option plan

Stock-based compensation expense was allocated as follows:

	Three Months		Nine Months
	ended		ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
General and administrative	316,141	572,110	2,000,036	2,032,347
Research and development	392,334	371,566	1,462,182	2,602,352
Sales and marketing	133,388	99,755	392,457	930,373
Total compensation expense	841,863	1,043,431	3,854,675	5,565,072

The following table summarizes activity under the Plan:

	Three Months ended				Nine Months ended
	September 30,		September 30,		September 30,		September 30,
	2015		2014		2015		2014
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise	of	Exercise
	options	price	options	price	options	price	options	price
		$		$		$		$
Options outstanding, beginning of period	5,214,554	7.72	4,133,200	7.15	4,923,596	7.67	4,329,560	8.46
Granted	59,000	7.22	20,000	11.17	417,000	8.49	205,901	10.87
Exercised	—	—	(2,800)	6.49	(14,000)	5.74	(23,800)	5.83
Forfeited/Cancelled	(269,188)	8.90	(32,166)	11.31	(322,230)	9.02	(393,427)	23.75
Options outstanding, end of period	5,004,366	7.65	4,118,234	7.14	5,004,366	7.65	4,118,234	7.14
Options exercisable, end of period	2,855,442	6.99	1,663,826	6.54	2,855,442	6.99	1,663,826	6.54
Per share weighted average grant-date fair value of options granted		$5.23		$6.17		6.30		$6.07

As of September 30, 2015, the weighted-average remaining contractual life of options outstanding and options exercisable were 7.35 years and 6.38 years, respectively.

The fair value of options granted during the three and nine months ended September 30, 2015 and 2014, respectively, was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.78%	1.97%	1.78%	1.93%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Volatility	84.31%	57.01%	84.41%	57.85%
Expected dividend yield	0%	0%	0%	0%

Warrants

During the nine months ended September 30, 2015, 2,625 warrants were exercised at an exercise price of $1.07 per share, and 105,000 warrants were exercised at an exercise price of $1.43. During the nine months ended September 30, 2014, 3,500 warrants were exercised at an exercise price of $1.07 per share and an additional 3,430 warrants were exercised at an exercise price of $1.43 per share.

As at September 30, 2015, the Company had the following warrants and warrants financial liability outstanding to acquire common shares:

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

Based on the Company’s evaluation at September 30, 2015, management has concluded that there has been a change to the recorded uncertain tax positions requiring adjustments to deferred tax assets and related valuation allowance, but did not require any recognition in the condensed consolidated financial statements. Open tax years include the tax years December 31, 2010 through December 31, 2014.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions; however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the condensed consolidated financial statements as an income tax expense.

For the three month periods ended September 30, 2015 and September 30, 2014, the Company’s effective income tax rates was (0.34)% and (0.28)% respectively, compared to an applicable U.S. combined federal and state income tax rate of 40.54%. The difference between the effective tax rate and U.S. statutory tax rate as of September 30, 2015 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended September 30, 2015, the Company recorded valuation allowances on deferred tax assets relating to current year losses and temporary differences.

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

14. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. Primarily this is the Euro, the Pound Sterling and the Canadian Dollar. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of September 30, 2015, is equal to the carrying amount of its financial assets.

Interest Rate Risk

We had cash balances totaling $34.2 million at September 30, 2015. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%.  If the LIBOR rate were to increase, the interest rate for the remaining term of the loan would increase.

15. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at September 30, 2015 and December 31, 2014. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

The fair value of the warrants issued in connection with the June 2009 and April 2011 financing transaction was calculated using the Monte Carlo model, which is a level 3 measurement.

16. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
Product sales to a shareholder	—	26,825	11,250	90,511

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

17. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014
	$	$	$	$	$	$
Property and equipment, net	—	—	125,467,260	88,664,899	125,467,260	88,664,899
Investment in equity method and cost investments	—	—	447,681	34,817	447,681	34,817
Intangible assets, net (Note 5)	3,017,550	4,158,550	3,365,173	174,361	6,382,723	4,332,911
Goodwill	625,364	625,364	—	—	625,364	625,364

18. Correction of an error

On June 22, 2009, the Company issued warrants to purchase 208,950 shares of common stock, par value $ 0.01 per share, of the Company (“Common Stock”) at an exercise price of $5.74 per share in connection with a financing transaction (‘’June 2009 Warrants’’), with an estimated fair value of $1,045,307. On April 11, 2011, the Company issued warrants to purchase 94,745 shares of Common Stock at an exercise price of $10.55 per share in connection with a second financing transaction (“April 2011 Warrants”). On the date of issuance, the April 2011 Warrants had a fair value of $810,448. The fair value of the June 2009 and April 2011 Warrants were determined using the Monte Carlo model and were recorded and classified as shareholders’ equity at the time of issuance.  Those warrants contain anti-dilution protection in the event securities are sold at a lower price than the warrant’s original exercise price.  The anti-dilution protection contains a price adjustment and an adjustment to the number of shares issuable upon exercise of the warrant. The adjustments are not based on inputs to models used to value instruments for a fixed amount of shares with a fixed strike price, and therefore those warrants don’t qualify as being indexed to the entity's own stock. Accordingly, it was determined that the June 2009 and April 2011 Warrants should have been recorded in accordance with FASB ASC 815, as derivative instruments and their respective liabilities at fair value and valued at each subsequent balance sheet date. As a result, in the third quarter 2015, those warrants were reclassified from shareholders’ equity to liability, with changes in fair value recorded as non-cash financial charges (income) in the Consolidated Statements of Operations and the impact from previous years recorded retrospectively to retained earnings. The values of these warrants at each period were calculated using the Monte Carlo model. This reclassification was to correct the misapplication of an accounting principle from previous periods.

The following reflects the reclassification on selected quarterly financial information and prior periods presented:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014		Year ended December 31, 2014
	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
	$	$	$	$	$	$
Consolidated Statement of Operations:

Financial charges (income), net	539,138	506,657	16,762,658	17,218,956	11,737,127	11,789,191
Net Loss	8,466,191	8,433,710	42,563,372	43,019,670	47,296,850	47,348,914

Net Loss attributable to:
Bioamber Inc Shareholders	8,161,302	8,128,821	42,064,908	42,521,206	46,421,960	46,474,024
Non-controlling interest	304,889	304,889	498,464	498,464	874,890	874,890

Net Loss per share attributable to
Bioamber Inc shareholders – basic	0.39	0.39	2.17	2.19	2.32	2.32

Consolidated Balance Sheet :
Financial warrants liability	20,239,200	22,149,362	20,239,200	22,149,362	13,040,000	14,493,864
Warrants	2,949,018	1,093,263	2,949,018	1,093,263	2,964,018	1,108,263
Accumulated deficit	157,108,858	157,111,201	157,108,858	157,111,201	161,465,910	161,064,019

Consolidated Statements of Shareholders’ Equity:
Warrants balance	2,949,018	1,093,263	2,949,018	1,093,263	2,964,018	1,108,263

Consolidated Statements of Cash Flows :
Net loss	8,466,191	8,433,710	42,563,372	43,019,670	47,296,850	47,348,914
Financial charges (income), net	312	(32,169)	(15,114,674)	(14,658,376)	(6,707,293)	(6,655,229)
Net cash used in operating activities	2,252,618	2,252,618	10,203,487	10,203,487	22,452,975	22,452,975

	Three Months Ended March 31, 2015		Six Months Ended June 30, 2015
	As previously reported	As corrected	As previously reported	As corrected
	$	$	$	$

Consolidated Statement of Operations:
Financial charges (income), net	66,250	206,298	4,259,575	4,353,219
Net Loss	8,968,476	9,108,524	23,794,248	23,887,892

Net Loss attributable to:
Bioamber Inc Shareholders	8,258,157	8,398,205	22,238,740	22,332,384
Non-controlling interest	710,294	710,294	1,510,508	1,510,508

Net Loss per share attributable to :
Bioamber Inc Shareholders – basic	0.38	0.38	0.97	0.97

Consolidated Balance Sheet :
Financial warrants liability	12,720,000	14,313,912	15,776,000	17,323,509
Warrants	2,946,970	1,091,215	2,867,170	1,011,415
Accumulated deficit	169,724,092	169,985,935	183,749,650	184,057,896

Consolidated Statements of Shareholders’ Equity:
Warrants balance	2,946,970	1,091,215	2,867,170	1,011,415

Consolidated Statements of Cash Flows :
Net loss	8,968,476	9,108,524	23,794,248	23,887,892
Financial charges (income), net	(148,125)	(8,077)	(3,079,750)	(2,986,106)
Net cash used in operating activities	5,922,952	5,922,952	15,570,564	15,570,564

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes included in this Quarterly Report on Form 10-Q.

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

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30 per barrel, based on management’s estimates of production costs at our facility in Sarnia, Ontario and an assumed corn price of $4.00 per bushel. While we can provide no assurance that we will be able to secure corn at $4.00 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.82 per bushel to a high of $8.44 per bushel. As of September 30, 2015, the spot price was $3.68 per bushel and the six-month forward price was $3.99 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.024 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We began commissioning and start-up in March 2015, achieved mechanical completion in June 2015 and started commercial scale production in October 2015. We also intend to build and operate additional facilities over the next three to five years.

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

On May 6, 2015, we completed the closing of a secondary public offering and issued 3,900,000 shares of common stock, at an offering price to the public of $9.00 per share. The gross aggregate proceeds from this secondary public offering was approximately $35.1 million, with net proceeds of approximately $32.8 million, after deducting underwriting discounts and commissions and expenses payable by us. The completion of this public offering at a public offering price of $9.00 per share triggered an adjustment to the exercise price of the outstanding warrants to purchase common stock issued upon the completion of the IPO. The exercise price of such warrants was reduced from $11.00 per whole share of common stock to $9.00 per whole share of common stock, pursuant to the terms of such warrants. The exercise price of the April 2011 Warrants were also reduced following the completion of this public offering, from $10.35 per share to $10.11 per share, and an additional 4,124 warrants at an exercise price of $10.11 per share were issued.

As of September 30, 2015, we had raised an aggregate of $263.2 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes.

Manufacturing Expansion Plan

In order to support our growth strategy, we expanded our manufacturing capacity. We entered into a joint venture with Mitsui to finance, build and operate a manufacturing facility in Sarnia, Ontario through our BioAmber Sarnia subsidiary in which we own a 70% equity interest and Mitsui owns the remaining 30%. The joint venture agreement, which was entered into on November 2, 2011 and subsequently amended on January 24, 2014, also establishes our non-binding intent to build and operate a BDO and/or an additional succinic acid production facility with Mitsui, which we expect to occur in 2018. As part of the amendment, Mitsui increased its maximum capital commitment to the project from $23.7 million to $45.6 million in order to maintain a 30% equity stake in the joint venture. In exchange, Mitsui obtained the right to sell us back its shares in the Sarnia joint venture under certain specific circumstances: (i) Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value if the cost of the Sarnia facility is greater than $140 million and we do not provide the additional funds to complete the facility, with a corresponding increase in our pro rata share of the joint venture; (ii) in the event of an occurrence of a dissolution event of the joint venture until December 31, 2020, Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value, with the dissolution event consisting of the Sarnia plant not being operational by January 31, 2016, cumulative losses accrued from 2016 through 2020 exceeding 75% of paid-in capital, no after-tax profit earned in any three consecutive years from 2016 onwards, and any act of insolvency, bankruptcy, or similar event, and (iii) until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a 50% discount to their investment value.

For future facilities, we currently expect to fund the construction of these facilities using internal cash flows, minority interest partners, debt financing and we may also require fundraising through the capital markets.

We also expect to grow our revenue base by developing new value-added applications and derivative products. In January 2014, we entered into a take-or-pay supply contract with Vinmar, to supply BDO and THF from a planned facility with an annual capacity of 100,000 metric tons, or MT. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO and THF produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2018. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. BDO and THF are building block chemicals used in a wide range of products, including engineering plastics for the automotive industry, polyurethanes, biodegradable plastics, and spandex. While this agreement is binding, our inability to finance and construct the plant would relieve Vinmar of its obligation to purchase BDO and THF under the terms of the take-or-pay agreement. We believe the current size of the global BDO and THF market is approximately $6.5 billion. We believe our bio-based BDO is cost competitive with petroleum-derived BDO. To date, we have validated the high quality of our BDO with over 20 purchasers of petroleum-derived BDO.

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

Sarnia Facility

Our first facility in partnership with Mitsui is located in a bio-industrial park in Sarnia, Ontario. We began commissioning and start-up in March 2015, achieved mechanical completion in June 2015 and started commercial scale production in October2015. The facility has an expected capacity of 30,000 MT of bio-succinic acid and could subsequently be expanded to produce another 20,000 MT of bio-succinic acid. The total completion cost of this initial phase of our facility in Sarnia was revised to approximately $141.5 million, slightly above the initial estimated cost of $125.0 million +/- 10%.  The facility was funded through capital contributions from us and from Mitsui, and from CAD$72.0 million ($53.7 million) in interest free and low-interest loans and governmental grants. As of September 30, 2015, we have received loans and grants proceeds from Canadian government agencies of CAD$70.6 million.

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

In April 2014, we entered into a three year supply agreement with PTT MCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical Corporation that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and BDO. PTTMCC has constructed a PBS plant in Thailand that is being commissioning and is expected to be operational in 2015 and consume approximately 14,000 tons of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTTMCC’s total bio-succinic needs until the end of 2017, with approximately 50% of the total purchases under take-or-pay terms. We also entered into a second take-or-pay agreement with Vinmar in July 2014, for 10,000 tons per year for 15 years from the Sarnia plant. These are two of many potential customers and applications that we are targeting for the bio-succinic acid produced at our Sarnia facility. These supply agreements reflect our ongoing efforts to expand the succinic acid addressable market into new applications such as PBS.

We have also entered into several agreements and memorandum of understanding, or MOUs, that contemplate, but do not obligate, us to supply approximately 47,000 metric tons of bio-succinic acid until the end of 2017, and, as we continue operation of our facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers

Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we are developing our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. In January 2014, we entered a take-or-pay supply contract with Vinmar to supply BDO and THF from a planned 100,000 MT facility. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO and THF produced in a 100,000 MT per year capacity plant that we plan to build in North America and commission in 2018. We entered into a second take-or-pay agreement with Vinmar in July 2014 for an additional 70,000 MT per year of bio-succinic acid, with Vinmar off-taking 67% of the bio-succinic acid produced for 15 years. Our second take-or-pay contract withVinmar also commits them to off-take 75% of the production from a third bio-succinic acid plant with 200,000 MT per year capacity that we plan to commission in 2020.

We are also engaging in a collaborative process with our customers to test and optimize new applications and derivative products such as BDO in order to ensure that they meet specifications in each of their potential applications. We are continuing to seek to establish supply agreements and distribution agreements with strategic customers as we expand our markets and product offerings. For example, in October 2014, we entered into a five year exclusive supply agreement with Xuchuan Chemicals, a global leader in polyester polyols, to supply bio-based succinic acid from our Sarnia facility to be used in manufacturing cast polyurethane elastomers. Xuchuan is initially launching polyurethane (PU) systems for cast polyurethane elastomers (CPU) made with bio-succinic acid. CPU is used in applications including automotive instruments, caster wheels, industrial and mining equipment, power tools, industrial tires, coating rolls, drive belts, mold makers and hoses. By replacing adipic acid with succinic acid, Xuchuan has produced CPUs that offer better properties: they are more abrasion/scratch resistant and more resistant to solvents. Other applications for our bio-based succinic acid include polyurethane elastomers and dispersions for shoe soles and synthetic leather.

Production capacity. Our ability to further lower our production costs and drive customer adoption of our product is dependent on our manufacturing expansion strategy. In particular, in our facility in Sarnia, Ontario, we expect to benefit from significantly lower operating expenses than those in the large-scale demonstration facility in Pomacle, France due to lower expected raw material, utility and other costs. We also project direct labor costs, electricity costs and other raw material costs in Sarnia, Ontario, to be lower than in Pomacle, France. If we were to adjust the cost of goods sold realized in the large scale demonstration facility we previously operated in Pomacle, France for the lower expected raw material and utility costs, the economies of scale and the engineering design improvements we have incorporated into our facility in Sarnia, Ontario, our gross profit from products sold would increase significantly. As a result, we expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30 per barrel. We expect to further reduce costs by the transition from our E. coli-based technology used in the Pomacle facility to our yeast-based technology to be used in our Sarnia facility and by implementing on-going process improvements. We intend to capitalize on our first-to-market advantage by rapidly expanding our production capacity and building additional facilities. Our results will be impacted by the speed with which we execute on this strategy and the capital costs and operating expenses of each of these facilities.

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

Recent Developments

Davy license and engineering agreement

On December 11, 2014, we entered into a license agreement with Johnson Matthey Davy Technologies, or Davy. We intend to use the technology licensed from Davy in our planned 100,000 ton per year capacity plant that uses bio-succinic acid as the feedstock to produce 70,000 tons of BDO and 30,000 tons of THF. We also secured the right to license the Davy technology for two additional BDO/THF plants. We also entered into an engineering agreement with Davy in relation with the license agreement, under which, Davy provides a complete basic engineering package for converting bio-succinic acid to bio-BDO and bio-THF, along with certain pieces of equipment and the catalysts needed to operate the plant.  Davy will also provide on-site construction and commissioning support, and performance guarantees for the subsequent operation of the plant.  As of September 30, 2015, we incurred an amount of $3.1 million as license fees and an amount of $3.2 million as engineering fees, recorded under intangible assets and property and equipment respectively, in the consolidated balance sheets.

Termination notice of DuPont license agreement

On April 20, 2015, we elected to terminate our license with DuPont for their BDO catalysts as a result of the decision to pursue the BDO technology licensed from Davy. As a result, the carrying value of the DuPont license of $1.1 million was written-off.

Public Offering of Common Stock

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

The completion of this public offering at a public offering price of $9.00 per share triggered an adjustment to the exercise price of the outstanding warrants to purchase common stock issued upon the completion of the IPO. The exercise price of such warrants was reduced from $11.00 per whole share of common stock to $9.00 per whole share of common stock, pursuant to the terms of such warrants. The exercise price of the April 2011 Warrants were also reduced following the completion of this public offering, from $10.35 per share to $10.11 per share, and an additional 4,124 warrants at an exercise price of $10.11 per share were issued.

Financial Operations Overview

Revenue

Revenue comprises the fair value of the consideration received or receivable for the sale of products and services in the ordinary course of our activities and is presented net of discounts.

We expect revenue to grow as our sales and marketing efforts continue and our facility in Sarnia, Ontario increases its volumes of commercial production. We currently sell products manufactured in Pomacle, France and have started to sell our first product from our Sarnia facility.

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

Research and Development Expenses

Research and development expenses consist primarily of fees paid for contract research and internal research costs in connection with the development, expansion and enhancement of our proprietary technology platform. These costs also include personnel costs (salaries and other personnel-related expenses, including stock-based compensation), expenses incurred in our facility located in Plymouth, Minnesota, laboratory supplies, research consultant costs, patent and trademark maintenance costs, royalties, professional and consulting fees and business travel expenses. It also includes development costs for bringing our Sarnia facility in line for production.

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

We expect to increase our sales and marketing efforts as we look to establish additional strategic alliances, grow our commercial customer base and expand our product offerings. We expect to significantly increase our sales and marketing personnel and programs to support the expected expansion of our business from our transition to our commercial operations in our facility in Sarnia, Ontario. This may include increasing the use of distributors and other commercial partners where deemed appropriate.

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of the amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. We expect depreciation of property and equipment to increase significantly as our manufacturing facilities are put in to use. As of September 30, 2015, $19.9 million of grants were applied as a reduction of construction in-progress. This will result in reduced depreciation expense over the useful life of the asset.

Foreign Exchange Loss

We expect to conduct operations throughout the world. Our financial position and results of operations will be affected by economic conditions in countries where we plan to operate and by the changing foreign currency exchange rates. We are exposed to changes in exchange rates in Europe and Canada. The Euro and the Canadian Dollar are our most significant foreign currency exchange risks. A strengthening of the Euro and the Canadian Dollar against the U.S. Dollar may increase our revenues and expenses since they are expressed in U.S. Dollars. As we increase our production from our manufacturing facility in Sarnia, Ontario, we expect our foreign currency risk to continue as a significant portion of our uses of cash will be denominated in Canadian Dollars while our sources of cash will be primarily in U.S. Dollars and in Euros. We will monitor foreign currency exposures and will look to mitigate exposures through normal business operations such as manufacturing and selling in the same currencies where practical or buying required currencies at spot where advantageous. We may use forward contracts or currency swaps to mitigate any remaining exposures.

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

Financial Charges (Income), Net

Financial charges (income), net, include interest on long-term debt, end of term accretion charge from the TCP loan and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with our initial public offering, or IPO completed on May 9, 2013.

Following the reclassification of the June 2009 and April 2011 Warrants from equity to derivative liabilities (refer to the Note 18 of the condensed consolidated financial statements of Item 1, for details) in the third quarter of 2015, financial charges (income), net, also includes the gains or losses resulting from the mark-to-market adjustment from those warrants. Those mark-to-market adjustments are non-cash financial charges (income).

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities were valued using the Black-Scholes pricing model at the date of initial issuance and using the closing value as quoted on the New York Stock Exchange at each subsequent balance sheet date. The June 2009 and April 2011 Warrants are valued using the Monte Carlo method.

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

Comparison of Three months ended September 30, 2015 and Three Months Ended September 30, 2014

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three months	Three months	$
	ended	ended	Increase
	September 30, 2015	September 30, 2014	(decrease)
	(in thousands)

Revenues
Revenues	$352	$469	$(117)
Total revenues	352	469	(117)
Cost of goods sold	367	1,448	(1,081)
Gross loss	(15)	(979)	964
Operating expenses
General and administrative	2,220	2,420	(200)
Research and development, net	5,999	3,578	2,421
Sales and marketing	921	954	(33)
Depreciation of property and equipment and amortization of intangible assets	124	69	55
Foreign exchange loss	610	287	323
Operating expenses	9,874	7,308	2,566

Operating loss	9,889	8,287	1,602
Amortization of deferred financing costs and debt discounts	123	73	50
Financial charges (income), net	(1,552)	507	(2,059)
Gain on debt extinguishment	—	(451)	451
Other expense (income), net	(1)	—	(1)
Loss before income taxes	8,459	8,416	43
Income taxes	(28)	18	(46)
Net loss	8,431	8,434	(3)
Net loss attributable to:
BioAmber Inc. shareholders	7,051	8,129	(1,078)
Non-controlling interest	1,380	305	1,075
	8,431	8,434	(3)

Product sales

Product sales decreased from $469,000 for the three months ended September 30, 2014 to $352,000 for the three months ended September 30, 2015 due to a decrease in the volume sold and a decrease in average selling price. The decrease in average selling price was partially due to the decrease in the Euros exchange rate versus the U.S. dollar.

Cost of goods sold

Cost of goods sold decreased from $1.5 million for the three months ended September 30, 2014 to $367,000 for the three months ended September 30, 2015. This decrease was driven primarily by the under-absorption of fixed costs realized during the third quarter 2014 at the Pomacle facility and a decrease in the average cost per unit sold due to the previous inventory reserve taken since the same period in 2014.

General and administrative expenses

General and administrative expenses decreased from $2.4 million for the three months ended September 30, 2014 to $2.2 million for the three months ended September 30, 2015. This was primarily due to the Canadian Dollar depreciation against the U.S. Dollar from 2014 to 2015, partially offset by an increase in insurance and legal fees related to Sarnia start-up operations.

Research and development expenses

Research and development expenses increased by $2.4 million to $6.0 million for the three months ended September 30, 2015, as compared to $3.6 million for the three months ended September 30, 2014. This was driven primarily by an increase in expenses related to the commissioning and start-up of the Sarnia plant, partially offset by the decrease in royalty expense due to the termination of the DuPont and E. coli technology licenses.

Sales and marketing expenses

Sales and marketing expenses remained stable from the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Foreign exchange loss

The foreign exchange loss increased by $323,000 from a loss of $287,000 for the three months ended September 30, 2014 compared to a loss of $610,000 for the three months ended September 30, 2015. This increase was driven by the strengthening of the U.S. Dollar versus the Canadian Dollar during the three months ended September 30, 2015, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia Project.

Financial charges (income), net

Financial charges (income), net decreased from an income of $1.6 million for the three months ended September 30, 2015 as compared to a charge of $507,000 for the three months ended September 30, 2014. The increase is mainly due to the non-cash mark-to-market adjustment change of $2.0 million on the warrants that were part of the units issued in our IPO, as well as on the June 2009 Warrants and the April 2011 Warrants. This was partially off-set by the interest charges on our long-term debts.

Comparison of Nine Months Ended September 30, 2015 and Nine Months Ended September 30, 2014

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Nine months	Nine months	$
	ended	ended	Increase
	September 30, 2015	September 30, 2014	(decrease)
	(in thousands)

Revenues	$1,061	$1,235	$(174)
Cost of goods sold	1,429	3,979	(2,550)
Gross loss	(368)	(2,744)	2,376
Operating expenses
General and administrative	7,812	8,205	(393)
Research and development, net	15,568	11,151	4,417
Sales and marketing	3,198	3,803	(605)
Depreciation of property and equipment and amortization of intangible assets	288	188	100
Write-off of intangible assets	1,141	—	1,141
Foreign exchange loss	868	76	792
Operating expenses	28,875	23,423	5,452

Operating loss	29,243	26,167	3,076
Amortization of deferred financing costs and debt discounts	281	218	63
Financial charges (income), net	2,801	17,218	(14,417)
Other expense (income), net	(21)	(185)	164
Loss before income taxes	32,304	42,967	(10,663)
Income taxes	15	52	(37)
Net loss	32,319	43,019	(10,700)
Net loss attributable to:
BioAmber Inc. shareholders	29,428	42,521	(13,093)
Non-controlling interest	2,891	498	2,393
	32,319	43,019	(10,700)

Product sales

Product sales decreased from $1.2 million for the nine months ended September 30, 2014 to $1.1 million for the nine months ended September 30, 2015 due to a decrease in the average selling price, partially offset by an increase in volume sold. The decrease in average selling price was partially driven by the depreciation of the Euro against the U.S. Dollar.

Cost of goods sold

Cost of goods sold decreased from $4.0 million for the nine months ended September 30, 2014 to $1.4 million for the nine months ended September 30, 2015. The decrease is primarily due to a non-cash charge from an inventory reserve of $2.4 million recorded during 2014, as compared to an inventory reserve of $300,000 in the same period this year, and the realization of under-absorption of fixed costs during the third quarter 2014 at the Pomacle facility.

General and administrative expenses

General and administrative expenses decreased by $393,000 to $7.8 million for the nine months ended September 30, 2015, as compared to $8.2 million for the nine months ended September 30, 2014 due to the Canadian Dollar depreciation against the U.S. Dollar from 2014 to 2015, partially offset by an increase in insurance and legal fees related to Sarnia start-up operations.

Research and development expenses

Research and development expenses increased by $4.4 million, to $15.6 million for the nine months ended September 30, 2015, as compared to $11.2 million for the nine months ended September 30, 2014. This was driven primarily by an increase in expenses related to the commissioning and start-up of the Sarnia plant, partially offset by a decrease in BDO related expenses that are now performed mainly by Davy under the license agreement, which is being capitalized, and a decrease in stock-option compensation expenses related to the stock option cancellations in the second quarter of 2014, which did not occur in 2015.

Sales and marketing expenses

Sales and marketing expenses decreased by $605,000 to $3.2 million for the nine months ended September 30, 2015, as compared to $3.8 million the nine months ended September 30, 2014. The decrease is primarily due to a decrease in stock-based compensation expense due the stock option cancellations in the second quarter of 2014, which did not occur in 2015.

Foreign exchange loss

The foreign exchange loss increased by $792,000 to $868,000 for the nine months ended September 30, 2015 as compared to a loss $76,000 for the nine months ended September 30, 2014. The foreign exchange loss was driven by a strengthening of the U.S. Dollar versus the Canadian Dollar during the nine months ended September 30, 2015, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia Project.

Financial charges (income), net

Financial charges (income), net comprised of a charge of $2.8 million for the nine months ended September 30, 2015 as compared to $17.2 million for the nine months ended September 30, 2014. The decrease was mainly due to the non-cash mark-to-market adjustment change of $14.3 million on the warrants that were part of the units issued in our IPO as well as on the June 2009 Warrants and the April 2011 Warrants.

Liquidity and Capital Resources

From inception through September 30, 2015, we have funded our operations primarily from  an aggregate of $263.2 million raised from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, including net proceeds of $32.8 million from our May 2015 public offering of our common stock. We also received CAD$70.6 million from loan and grants proceeds from various Canadian government agencies and net proceeds of $24.5 million from a three year term loan with TCP

The total expected cash needs for the construction of our manufacturing facility in Sarnia, Ontario was revised to approximately $141.5 million, slightly above the estimated initial cost of $125.0 million +/- 10%, of which the remaining costs are expected to be funded by us through available cash, governmental grants, and Mitsui’s capital contribution. We began commissioning and start-up of this facility in March 2015, achieved mechanical completion in June 2015 and started commercial scale production in October 2015. In addition to the remaining capital expenditures payable, we will require funds to ramp up production levels at our Sarnia operations, and build inventory levels, for our research and development programs and for general corporate purposes. We expect to fund these needs by increasing our cash balance with one or more of the following:

•	Increase revenues from succinic acid produced in Sarnia, Ontario
•	Refinance existing debt obligations
•	Raise additional equity capital and or debt financing
•	Reduce or delay operating expenses as deemed appropriate in order to conserve cash

If we are unsuccessful in implementing any of the initiatives listed above, it could have a material adverse effect on our ability to continue with our business plan.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our condensed consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)

Net cash used in operating activities	(22,491)	(10,203)

Net cash used in investing activities	(62,878)	(59,478)

Net cash provided by financing activities	70,457	66,825

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, expenses related to the commissioning and start-up of the Sarnia facility, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the nine months ended September 30, 2015 of $22.5 million reflected our net loss of $32.3 million, which was adjusted for non-cash charges of $6.6 million and a positive change in operating assets and liabilities of $3.2 million. Non-cash expense adjustments included stock-based compensation of $3.9 million, $1.1 million of intangible assets write-off and financial charges of $1.0 million including the mark-to-market accounting for warrants that were part of the units issued in our IPO and the June 2009 and April 2011 Warrants, and the end of term charge on long-term debt. The amount of operating assets and liabilities is a net inflow of $3.2 million due to an increase in current liabilities and a decrease in current assets.

Cash used in operating activities during the nine months ended September 30, 2014 of $10.2 million reflected our net loss of $43.0 million, which was adjusted for non-cash charges of $21.1 million and a positive change in operating assets and liabilities of $11.7 million. Non-cash expense adjustments included stock-based compensation of $5.6 million and financial charges of $15.6 million for the mark-to-market accounting for warrants that were part of the units issued in our IPO and the June 2009 and April 2011 Warrants, and the end of term charge on long-term debt. The amount of operating assets and liabilities is a net inflow of $11.7 million due to an increase in current liabilities and a decrease in current assets.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2015 of $62.9 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario of $62.5 million.

Cash used in investing activities during the nine months ended September 30, 2014 of $59.5 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario of $59.5 million and an increase in restricted cash of $678,000, offset by a capital distribution from our equity investment in AmberWorks LLC of $675,000.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2015 of $70.5 million included the proceeds from issuance of shares including the May 2015 public offering, for a total of $33.1 million, an additional disbursement of $30.0 million from the government under the actual loans and grants agreements, including the loan proceeds of the CAD$20.0 million commercial loan from a financial consortium including Export Canada Development (EDC), Comerica, and Farm Credit Canada, capital contributions by Mitsui to our BioAmber Sarnia joint venture of $9.0 million, and reimbursement of our EDC loan for $0.6 million.

Cash provided by financing activities during the nine months ended September 30, 2014 of $66.8 million represents net proceeds from our public offering of $36.0 million a capital contribution by Mitsui maintaining its 30% equity in our BioAmber Sarnia joint venture of $24.6 million, the loan and grant proceeds from FEDDEV, SJIF and AAFC of $9.3 million, offset by the repayment of Hercules long-term debt of $2.8 million and the deferred financing costs of $0.5 million related to the CAD$20.0 million commercial loan from Export Canada Development, Farm Credit Canada, and Comerica.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include fair value determination of assets, liabilities, fair value of intangible assets and goodwill, useful lives of intangible assets, income taxes, stock-based compensation and value of certain equity and debt instruments. These critical accounting policies are the same as those detailed in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent accounting pronouncements

For information on recent accounting pronouncements, see ”Recently adopted and recently issued accounting guidance” in the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash totaling $34.2 million at September 30, 2015. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of payments related to the construction of our facility in Sarnia, Ontario, Canada and funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%.  If the LIBOR rate were to increase, the interest rate for the remaining term of the loan would increase.

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

As we increase our production our production from our facility in Sarnia, Ontario, we expect our foreign currency risk to increase as our sources of cash will be primarily in U.S. dollars, while our uses of cash will be primarily in Canadian Dollars. We will monitor foreign currency exposures and will look to mitigate exposures through normal business operations such as manufacturing and selling in the same currencies where practical. We may use forward contracts or currency swaps to mitigate any remaining exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e)  promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were ineffective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our quarter ended September 30, 2015 condensed consolidated financial statements, we identified a material weakness in internal control over financial reporting, that if not corrected, could result in a material misstatements in our financial statements. The material weakness was in an inappropriate review process of non-routine complex financial instruments that may have embedded derivatives or other provisions that may have complex accounting impacts, and resulted in an error in the accounting treatment of warrants issued in 2009 and in 2011 (“Legacy Warrants”).  This error resulted in the reclassification of the Legacy Warrants from equity to a non-cash liability and in the correction of our comparative condensed consolidated financial statements as presented in our Note 18 of the condensed consolidated financial statements. The accounting treatment of previous warrants issued was reviewed during the quarter ended September 30, 2015 and confirmed that the error was limited to these Legacy warrants.  Our review process for non-routine complex financial instruments allowed this error to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the years ended June 30, 2009 to December 31, 2014 or any interim condensed consolidated financial statements for the quarters included therein. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the existence of this material weakness, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States of America, and do not contain any untrue statement of a material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it was made.  The condensed consolidated financial statements together with the other financial information included in the consolidated filings fairly present, in all material respects, the financial condition, financial performance and cash flows of the Company for the quarter ended September 30, 2015.

During the fourth quarter of 2015, specific actions are being implemented to address the above identified material weakness including: improving processes and implementing additional controls around review of new complex financial instruments to identify appropriate accounting treatment and monitoring implication thereafter,  and strengthening management’s review controls.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We began operations at our facility in Sarnia, Ontario in October 2015 and we may encounter substantial difficulties in ramping up commercial operations and meeting the expectations of our customers.  Because we produce all of our products at our single facility any disruption or delays may have a material adverse effect on our business finance conditions and results of operations.

We began commissioning and start-up of our Sarnia facility in March 2015, and started operations in October 2015.  Because our facility is the first of its kind, none of our employees have any prior experience in its operation.  As a result, at the beginning of our facility’s operation, we may experience unforeseen challenges and difficulties, and until the operations stabilize and we get more experience operating a commercial scale facility, the Sarnia facility may be more susceptible to start-ups, shutdowns, quality issues, or other delays or disruptions.  We cannot know with certainty when or if we will achieve optimized operations.   The skills and knowledge gained in operating our large-scale demonstration facility in Pomacle, France may prove insufficient for successful operation of a larger-scale commercial facility, and we may be required to expend significant time and resources to develop our capabilities in commercial facility operations. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2015 and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

In connection with the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2015, we identified a material weakness in internal control over financial reporting that, if not corrected, could result in a material misstatement in our financial statements.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our internal control over financial reporting was in the inappropriate review process of non-routine complex financial instruments in an inappropriate review process of non-routine complex financial instruments that may have embedded derivatives or other provisions that may have complex accounting impacts, and resulted in an error in the accounting treatment of warrants issued 2009 and 2011, or the Legacy Warrants. This error resulted in the reclassification of the Legacy Warrants from equity to a non-cash liability and in the correction of our comparative condensed consolidated financial statements as presented in the Note 18 of Item 1.  The accounting treatment of warrants previously issued was reviewed during the quarter ended September 30, 2015, and we determined that the error was limited to these Legacy Warrants.  Our review process for non-routine complex financial instruments allowed this error to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the years ended June 30, 2009 to December 31, 2014 or any interim condensed consolidated financial statements for the quarters included therein. We have taken certain actions to remediate this material weakness, including, improving processes and implementing additional controls around review of new complex financial instruments to identify appropriate accounting treatment and monitoring implication thereafter, and strengthening management’s review controls.  However, we cannot assure our shareholders that these measures will be sufficient to remediate the material weakness that has been identified or prevent future material weaknesses or significant deficiencies from occurring. We also cannot assure our shareholders that we have identified all of our existing material weaknesses. Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of Sarbanes Oxley. In light of the control deficiencies and the resulting material weakness that were previously identified as a result of the limited procedures performed, we believe that it is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes Oxley, additional material weaknesses and significant control deficiencies may have been identified.

If we identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes Oxley, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Under Section 404, we are required to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with the annual report for the year ended December 31, 2018, provide a management report as internal control over financial reporting. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. We cannot assure that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

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

The Securities and Exchange Commission recently provided guidance to issuers such as BioAmber regarding the use of social media to disclose material non-public information. In this regard, investors and others should note that we announce material financial information using our company website (www.bio-amber.com), our investor relations website (investor.bio-amber.com), SEC filings, press releases, public conference calls and webcasts. Information about BioAmber, its business, and its results of operations may also be announced by posts on the following social media channels:

—     BioAmber’s Twitter feed (https://twitter.com/bioamber)

— BioAmber’s Facebook feed (https://www.facebook.com/bioamber)

— BioAmber’s LinkedIn feed (https://goo.gl/YhtwRZ)

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

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13
10.1	Second Amendment to Loan and Security Agreement, dated as of July 29, 2015, between the Registrant and the other parties thereto		8-K	001-35905	10.1	8/4/15
31.1	Certification of the Principal Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Principal Chief Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

BIOAMBER INC.

November 9, 2015

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew P. Ashworth
Andrew P. Ashworth
Chief Financial Officer
(Principal Financial Officer)