Form 10-K
period 2015-12-31
BioAmber Inc.
filed 2016-03-15
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35905

BioAmber Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1579162
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
1250 Rene Levesque West, Suite 4310 Montreal, Quebec, Canada H3B 4W8	H3B 4W8
(Address of principal executive offices)	(Zip Code)

(514) 844-8000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2015, was $205 million. As of March 15, 2016, there were 28,781,753 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•

the expected funding sources of our future planned manufacturing facilities and the expected timing of the completion of construction and the start of commercial operations at each of these facilities;

•	our joint venture with Mitsui & Co. Ltd., or Mitsui;

•

our offtake agreements with Vinmar International Ltd., or Vinmar, related to bio-based 1,4-butanediol, which we refer to as 1,4 BDO or BDO, tetrahydrofuran, which we refer to as THF, and bio-based succinic acid, and with PTTMCC Biochem Company Limited, or PTTMCC Biochem, for bio-succinic acid;

•	the expected market applications for our products and the sizes of these addressable markets;

•	our ability to gain market acceptance for bio-succinic acid, its derivatives including 1,4 BDO and THF and other building block chemicals;

•	our ability to ramp up commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;

•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;

•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives and other building block chemicals;

•	customer qualification, approval and acceptance of our products;

•	our ability to maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;

•	the impact of our off-take agreements on our business with our customers, our distributors and our current and future equity partners;

•	our ability to economically obtain feedstock and other inputs;

•	the achievement of advances in our technology platform;

•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others rights;

•	government regulatory and industry certification approvals for our facilities and products;

•	government policymaking and incentives relating to bio-chemicals; and

•	our ability to maintain an effective system of internal controls, remediate our existing material weakness and prevent future material weaknesses or significant deficiencies from occurring;

PART I

Item  1.Business

Overview

We are an industrial biotechnology company producing sustainable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into sustainable chemicals that are cost-competitive replacements for petroleum-derived chemicals, which are used in a wide variety of everyday products including plastics, resins, paints, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We produce bio-succinic acid at our facility in Sarnia, Ontario, pursuant to a joint venture agreement with Mitsui.. Prior to the completion of our Sarnia facility, we produced our bio-succinic acid in a large-scale demonstration facility in Pomacle, France.

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

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30.00 per barrel, based on management’s estimates of production costs at our facility in Sarnia, Ontario and an assumed corn price of $4.00 per bushel. While we can provide no assurance that we will be able to secure corn at $4.00 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.82 per bushel to a high of $8.44 per bushel. As of March 7, 2016, the spot price was $3.49 per bushel and the six-month forward price was $3.64 per bushel. We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.024 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs.

We are working to rapidly expand our accessible markets and product portfolio. We have entered into strategic relationships with several leading companies, such as our multi-year agreements with PTTMCC Biochem for bio-succinic acid and Vinmar for bio-succinic acid, 1,4 BDO and THF. We have also entered into agreements with other companies for the supply of bio-succinic acid.

We have also entered into technology partnerships to lower our production costs, expand our product portfolio and enhance our biochemical production platform. For example, we entered into a technology partnership with Cargill, Inc., or Cargill, through which we exclusively license a proprietary yeast organism for use in our fermentation process to produce our products. We refer to the yeast organism that we have licensed from Cargill as “our yeast.” We have also established other technology licenses and collaborations, including with Johnson Matthey Davy Technologies, or Davy, and Celexion, LLC, or Celexion.

Our business strategy is to leverage the value of our technology by building and operating production facilities around the world. However, depending on our access to capital and third-party demand for our technology, we may also enter into technology licenses on an opportunistic basis.

We have entered into a joint venture agreement with Mitsui & Co. Ltd. for our facility in Sarnia, Ontario, which has a nameplate capacity of 30,000 metric tons of bio-succinic acid per year.  We started commercial scale production at our Sarnia facility in October 2015 and ramp-up to full production capacity is expected by 2017. We terminated production at the large-scale demonstration facility in Pomacle, France at the end of 2014. Our joint venture with Mitsui also contemplates the potential construction and operation of an additional facility, which we expect to occur over the next three to five years.

On January 22, 2014, we entered into a 15 year offtake contract for bio-based 1,4 BDO with Vinmar, a privately held marketing, distribution, and project development company headquartered in Houston, Texas. Under the terms of the master offtake agreement, Vinmar has committed to purchase 100% of the bio-based 1,4 BDO and THF produced in our next plant, a 100,000 metric ton per year capacity plant that we plan to build in North America and commission in late 2018. Vinmar also plans to invest in the facility alongside us. While this agreement is binding, our inability to finance and construct this BDO and THF plant would relieve Vinmar of its obligation to purchase BDO and THF under the terms of the offtake agreement. We signed a second offtake agreement on July 3, 2014 with Vinmar to supply 10,000 metric tons of bio-succinic acid per year for 15 years from the Sarnia plant. A second agreement includes Vinmar off-taking 50,000 metric tons of the 70,000 metric tons of bio-succinic acid that we plan to produce in our next plant for 15 years. Vinmar has also committed to off-take 150,000 metric tons of the production from a third bio-succinic acid plant with 200,000 metric tons of annual capacity that we plan to begin building in 2019 and commission in 2021.

We are committed to managing our economic, social, environmental and ethical performance through continued sustainable business practices. We have completed a life cycle analysis for our facility in Sarnia that indicates that no carbon dioxide equivalent (greenhouse gases) will be emitted per kilogram of our bio-succinic acid produced, making our process carbon neutral. This is significantly less carbon emission intensive than the current petrochemical process for making succinic acid, in which 7.1 kilograms of carbon dioxide equivalent are emitted per kilogram of succinic acid produced. This represents a 100% reduction in greenhouse gases for our bio-succinic acid process, relative to the current petrochemical process for making succinic acid. The life cycle analysis also indicates that our facility in Sarnia will consume 64% less energy than the current petrochemical process.

We were incorporated in the State of Delaware in October 2008 as DNP Green Technology, Inc. and were established as the result of a spin-off of certain assets from Diversified Natural Products, Inc. In September 2010, we acquired the 50% interest in our joint venture Bioamber S.A.S. that we did not already own, after which, Bioamber S.A.S. became wholly owned by us. Concurrent with this acquisition, the Company changed its name from DNP Green Technology, Inc. to BioAmber Inc. and changed its fiscal year end from June 30 to December 31. Bioamber S.A.S. was wholly owned by the Company until its liquidation in December 2014.

Our Industry

The global chemical industry is a $2.5 trillion market, according to a 2015 report by Roland Berger Strategy Consultants. Chemicals are utilized in a broad range of end-use markets, including heavy industry, mining, construction, consumer goods, textiles and healthcare. While there is significant ongoing process innovation and technological development in the broader chemicals industry, producers are still heavily reliant on petroleum-derived feedstocks. The following table lists five of the key chemical classes from two carbon, or C2, to six carbon, or C6, that are primarily being produced from fossil fuels today along with examples of derivative compounds and end-use applications.

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
•

Hydrocarbon Feedstock Price Volatility. Crude oil prices have experienced significant price volatility over time. For example, during the last five years, the market price per barrel of West Texas Intermediate crude oil ranged from a low of $26.21 to a high of $112.93 and was $37.90 on March 7, 2016. As a result, we believe chemical companies are looking for more stable solutions.

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

•

Reduced Supply of C4 Chemicals. In certain geographies including North America, there has been a shift away from naphtha cracking to natural gas liquid cracking as a means of producing ethylene. As such, there is significantly less crude C4 fraction produced, which is a principal source of supply for C4 chemicals. Consequently, the shift to natural gas cracking has led to a drop in the supply of crude C4, a primary feedstock for C4 chemicals. This has led to increased volatility in the prices of C4 derived chemicals, including butadiene, maleic anhydride and 1,4 BDO.  While the significant reduction in global oil prices over the past 18 months has led to an increase in naphtha cracking in Europe and, to a lesser extent, the United States, which moderately reversed the shift from naptha cracking in favor of natural gas cracking, we believe this shift is temporary and will continue only for as long as oil prices remain low.

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

Our Strengths

Our business benefits from a number of competitive strengths, including:

Proprietary Technology Platform that Addresses a Large Market Opportunity

Our proprietary technology platform integrates industrial biotechnology, and chemical catalysis to produce bio-based chemicals as cost-competitive, chemically identical replacements for petroleum-derived equivalents. We own or have exclusive rights to specific microorganisms, chemical catalysis technology and a scalable and flexible purification process that, when combined and optimized, convert renewable feedstocks into platform chemicals. We believe the strength of our platform, our intellectual property portfolio and our licensing agreements with Cargill, Celexion and Davy will allow us to extend our chemical production beyond our current product, bio-succinic acid, to large markets including bio-based 1,4 BDO and bio-based adipic acid. We believe our bio-based chemicals can serve as “drop-in” replacements for existing petroleum-based chemicals in these markets. Together, these chemicals address what we believe to be an approximately $30 billion market opportunity.

Selling Commercial Product Today

We are the first company selling bio-succinic acid in commercial quantities. Our customers utilize our product as a cost-competitive, sustainable alternative to the petroleum-based specialty chemicals they currently use in polymers, food additives and flavorings, bath salts, polyurethanes, pharmaceutical and other applications. Our ability to supply large scale quantities of bio-succinic acid allows our customers to develop new applications and initiate commercialization of their products.

Cost-Competitive Economics at Large Scale

Our experience operating the large-scale demonstration facility in Pomacle, France for five years prior to commencing operations in our Sarnia plant helped us to refine our process to make bio-succinic acid cost-competitively without subsidies. We expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30.00 per barrel, based on management’s estimate of production costs at our facility in Sarnia, Ontario and an assumed corn price of $4.00 per bushel. Through extensive research and development efforts relating to our bio-succinic acid production process, including pilot plant phase, process efficiency enhancements and scaling up our process to our current scale, we have been able to thoroughly address the operational complexities in our process. We believe that our experience operating at the large demonstration scale in France provided us with know-how to more efficiently operate our Sarnia facility.

Limited Exposure to the Availability and Price of Sugar

Our process requires less sugar than other renewable products. We require approximately 50% less sugar to produce a pound of bio-succinic acid than is needed to produce a pound of ethanol (0.15 gallons), and even less sugar than is needed to produce a pound of several other bio-based chemicals. This makes our process less vulnerable to price increases in sugar, relative to other bio-based processes. This efficient use of sugar translates into reduced consumption. To produce $1 billion worth of bio-succinic acid and $1 billion worth of bio-based 1,4 BDO at current prices, we would require approximately 1.5 million metric tons of sugar. Even if the entire $2 billion worth of bio-succinic acid and bio-based 1,4 BDO were produced in North America, it would require only 0.7% of the sugar produced in existing corn wet mills. Given this modest demand and our ability to source sugar from a variety of sources, rapid growth in our production capacity would not likely have a material impact on the sugar markets from which we plan to source.

Established, Diverse Customer Base

Our leadership in bio-succinic acid technology, our product quality and the economics of our process are validated by the contracts we have signed with customers in a variety of end-markets. We have entered into two offtake agreements for the Sarnia plant for the sale of 160,000 metric tons of bio-succinic acid over the next 15 years. We have also entered into supply agreements for the sale of approximately 28,000 metric tons of bio-succinic acid and its derivatives until the end of 2017. These supply agreements typically obligate our customers, subject to certain conditions, to purchase 75% to 100% of their succinic acid needs from us, contingent on our ability to meet their price and other requirements. There are no penalties in the event these customers do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes indicated in the agreements.

Global Manufacturing Expansion Plan

In 2011 we entered into a joint venture agreement with Mitsui to build and operate a commercial scale plant in Sarnia, Ontario, to produce bio-succinic acid. We commenced construction of this facility in 2013, mechanically completed the facility in the second quarter of 2015 and commenced commercial operations there in October 2015. This facility was designed to have an initial nameplate capacity of 30,000 metric tons of bio-succinic acid.  The facility could be expanded in the future, but the likelihood, timing and size of an eventual expansion will be a function of the timing of construction of our second facility that will produce 1,4-BDO and THF in addition to succinic acid.  We are unlikely to undertake two construction projects simultaneously.

Experienced Management Team with Strong Track Record

Our management team consists of experienced professionals, possessing on average over 25 years of relevant experience in scaling up, manufacturing and commercializing chemicals and bio-based products, gained at both large companies and entrepreneurial start-ups. Members of our senior management team have worked at companies including Abengoa, Bombardier, Cargill, DuPont, Dow Corning Corporation, Royal DSM N.V., Quebecor World Inc., Suncor, Sanofi and Tate & Lyle.

Our Strategy

Our goal is to be the leading provider of renewable chemicals by replacing petroleum-based chemicals with our bio-based alternatives, which we believe could revolutionize the global chemical industry.

Rapidly Expand Our Global Manufacturing Capacity

We operated a large-scale demonstration facility in Pomacle, France until December 31, 2014, and started commercial operations in the fourth quarter of 2015 at our first commercial facility in Sarnia, Ontario in cooperation with Mitsui. We plan to construct additional large-scale bio-based succinic acid facilities in multiple geographic regions employing a standardized design that facilitates expedient and capital-efficient growth. We expect to benefit from incremental cost reductions and further technological and engineering improvements at each additional facility. To further streamline production and reduce costs, we plan to integrate production and locate these facilities in proximity to required infrastructure and feedstock. We intend to retain operational control and a majority interest in these facilities and collaborate with third parties to obtain capital, construct the facilities, secure feedstock, sell future output and assist with manufacturing and market access.

Target the Large and Established 1,4 BDO Market

We intend to leverage our ability to produce high quality bio-succinic at low cost, as well as high value-added derivatives of bio-succinic, such as bio-based 1,4 BDO and THF, which is used in the production of polyesters, plastics, spandex and other products.

We have licensed technology from Davy, which we believe will enable us to produce bio-based 1,4 BDO and THF at a cost that is competitive with alternative processes, with equivalent purity. In January 2014, we announced our intention to build a 100,000 metric ton per year capacity bio-based 1,4-BDO and THF plant in North America, which we plan to commission in late 2018. We have entered into a 15 year offtake contract with Vinmar in which they will guarantee 100% off-take of the bio-based 1,4 BDO and THF produced in this planned facility. We expect to benefit from Vinmar’s global logistics expertise and its experience selling large volumes of BDO and THF and executing large chemical facility projects. We expect that Vinmar will invest alongside us in the planned North American facility.

Develop Next-Generation Succinic-Derived Products

We intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target derivatives including salts, esters, polyols and plasticizers that can be made with succinic acid.

Continue to Reduce the Cost of Our Products

Our goal is to be the low-cost producer of the bio-based chemicals we manufacture. Our bio-succinic acid production process has high yields and benefits from our proprietary, low-cost purification. We believe that at our manufacturing facility in Sarnia, Ontario, we will produce bio-succinic acid at a lower cost compared to the cost of other bio-based succinic acid processes and petroleum-derived succinic acid, according to our estimates of what the costs of the inputs are at our facility in Sarnia.

Expand Product Platform to Additional Building Block Chemicals

We are working to expand our product portfolio to C6 building block chemicals including adipic acid, hexamethylene diamine (HMDA) and caprolactam. These products are used in the production of carpeting, rugs, textile laminations, garment linings, adhesives for shoe soles and resins used in the paper products industry. We expect to use our flexible technology platform to expand our product base, starting with bio-adipic acid, by leveraging our extensive experience developing, producing and marketing bio-succinic acid. We believe our technology platform, including an exclusive license to a biochemical pathway discovered by Celexion, an exclusive license to use Cargill’s proprietary yeast and our purification expertise will provide us with a cost competitive route to these chemicals.

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

Market Opportunity

	C4 Platform			C6 Platform
	Commercial	Pre-Commercialization(1)		In Development(2)
	Bio-Succinic Acid	1,4 BDO / THF /	Polyesters made with Succinic Acid, including PBS and blends	Adipic Acid	Caprolactam	HMDA
Applications	•Plasticizers •Polyurethanes •Personal care products •Resins and coatings/paints •De-icing and coolant solutions •Fine chemicals •Lubricants •Food additives	•Elastomers •Engineering plastics •Shoe soles •Spandex •Solvents	•Automotive interiors •Fibers and non-wovens •Food packaging •Plastic bags •Plastic cups •Organic composite boards	•Carpets •Engineering plastics •Textiles and fibers	•Carpets •Films •Textiles and fibers	•Carpets •Engineering plastics •Polyurethanes •Textiles and fibers

	$4.0 billion	$5.5 billion	$2.0 billion	$6 billion	$10 billion	$4.5 billion

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

•

Third, we intend to convert bio-succinic acid to bio-based 1,4 BDO and THF, which are large volume, existing markets accessible to our “drop-in” bio-based alternatives. These chemical intermediates are used to produce polyesters, plastics, spandex and other products.

Historically, the high cost of producing succinic acid from petroleum feedstock limited its use to a narrow range of applications such as pharmaceuticals and food ingredients. A study published in August 2012 by Roland Berger, a consulting firm, estimated the market for petroleum-based succinic acid at approximately 51,000 metric tons per year, representing a market size of approximately $350 million. However, market research firms and consultants have predicted that manufacturing bio-succinic acid will make succinic acid economically feasible for use in greater volumes across a spectrum of new applications. Roland Berger projects that the succinic acid market will grow at a compounded annual growth rate of between 25% and 30% through 2020, when the global market size is expected to be between 500,000 and 700,000 metric tons.

We have entered into two offtake agreements for the Sarnia plant for the sale of 162,000 metric tons of bio-succinic acid over the next 15 years.  We have also entered into supply agreements for the sale of approximately 28,000 metric tons of bio-succinic acid and its derivatives until the end of 2017. These supply agreements obligate our customers to exclusively fulfill 75% to 100% of their needs for bio-succinic acid from us, contingent on our ability to meet their price and other requirements; however, there are no penalties in the event they do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes indicated in the agreements.

We are currently focused on the following applications for bio-succinic acid, listed in descending size of the addressable markets:

•

Plasticizers. Plasticizers are organic esters that are primarily used to render polyvinyl chloride, or PVC, more flexible. PVC is widely used in multiple end-markets because it is low cost, durable and versatile. Bio-succinic acid esters can serve as replacements for the major phthalate-based plasticizers, which account for over 80% of the worldwide plasticizer market. There is increasing demand for renewable, phthalate-free plasticizers, particularly in sensitive applications such as children’s toys and childcare articles. We entered into a joint development agreement with Lanxess, Inc., or Lanxess, a global leader in phthalate-free plasticizers, to develop a portfolio of bio-succinic-based phthalate-free plasticizers that can exceed the performance of general purpose plasticizers at competitive prices. Lanxess has begun to market a range of succinic acid based plasticizers, under the Uniplex brand. These succinic acid based plasticizers have been tested by Solvin, a division of Solvay and one of the world’s leading producers of PVC, and they achieved positive results that collectively outperformed existing phthalate alternatives. While the global market for plasticizers exceeds $30 billion, we believe the addressable market for phthalate-free plasticizers is approximately $1.5 billion.

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

•

Resins and Coatings. Bio-succinic acid can be used to replace adipic acid in polyester coating resins, powder coatings, unsaturated polyester resins, or UPR, and polyester polyols used in urethane surface coatings. Bio-succinic acid can also replace, or be used in conjunction with phthalic anhydride in UPR and alkyd resins. Bio-succinic acid offers performance equivalent to petroleum-based raw materials, as well as environmental advantages and cost-effectiveness. We believe the addressable market for resins and coatings exceeds $600 million.

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

Our Product Pipeline

Derivatives of Bio-Succinic Acid

Succinic acid can be used to produce 1,4 BDO and THF. Succinic acid is also a monomer used to produce certain polyesters, including PBS. We are actively targeting these derivatives of bio-succinic acid, which offer large existing drop-in markets to broaden our addressable market and maximize the value of our technology.

1,4 Butanediol (1,4 BDO) and Tetrahydrofuran (THF)

The major uses of 1,4 BDO are in the production of THF and polybutylene terephthalate, or PBT. THF is used to produce spandex fibers and other performance polymers, resins, solvents and printing inks for plastics. PBT is an engineering-grade thermoplastic that combines excellent mechanical and electrical properties with robust chemical resistance. The automotive and electronics industries heavily rely on PBT to produce connectors, insulators, wheel covers, gearshift knobs and reinforcing beams. We believe there is also growing demand in the automotive industry to produce PBT and blends that are partially bio-based to enable automobile manufacturers to meet their sustainability goals. There is also growing demand in the apparel industry for renewable, bio-based spandex. In 2014, we licensed Davy’s vapor phase hydrogenation technology to make bio-based 1,4 BDO and bio-THF from our bio-succinic acid. Davy validated our bio-succinic acid as a feedstock in its pilot plant and Davy is providing performance guarantees for its technology as part of the licensing package. We believe the addressable market for 1,4 BDO and THF exceeds $5.5 billion.   Following the licensing of the Davy BDO/THF technology package, we terminated our previous license to DuPont’s liquid phase hydrogenation catalysts and ended our associated catalyst development collaboration with Evonik Industries AG, or Evonik, that we had previously.

Succinic Acid Based Polyesters

Succinic acid can be reacted with different alcohols to produce polyesters. Polybutylene succinate, or PBS, is one such polyester. PBS is a biodegradable polymer made by reacting succinic acid with 1,4 BDO. The market for this biopolymer is currently limited by capacity and price, and the fact that it has traditionally been made with petroleum-derived succinic acid and 1,4 BDO. Applications range from single use in food service ware, including cutlery, cups and lids, agricultural mulching film and compostable bags. Our bio-succinic acid enables PBS to be lower cost and partially renewable, and upon commercialization, we expect our bio-based 1,4 BDO will enable PBS to be 100% bio-based. We believe that this will drive PBS market growth beyond current applications to include paper coating, food packaging, fibers and non-wovens, and durable applications including automotive interiors, consumer goods and household appliances. We are the exclusive supplier of bio-succinic acid to the joint venture between PTT Biochem Limited, or PTT, and Mitsubishi Chemical, which they use to produce partially bio-based PBS.

PBS can be used in combination with other biopolymers such as PLA, PHA and poly (3-hydroxybutyrate-co-3-hydroxyvalerate), or PHBV, and with petrochemical polymers such as polypropylene, polystyrene and polycarbonate. These combinations, known as blends, combine the properties of the polymers that are being mixed and can lead to specific properties and performance that are being sought by customers. PBS composites are compounds in which PBS is filled with fibers (such as natural fibers, glass fibers or carbon fibers) or fillers (such as wood flour or starch). Blends and composites can alter properties such as stiffness, mechanical resistance and density, and lead to more cost-effective solutions. Potential applications include automotive interiors, non-wovens (such as disposal hygiene products), construction materials, consumer goods and appliances. We believe the potential addressable market for succinic acid based polyesters, including PBS, along with polyols, polyester and composites is approximately $2 billion.

C6 Building Block Chemicals

We expect to use our flexible technology platform, including our partnership with Celexion and our exclusive rights to the Cargill yeast, to expand our product base to C6 building block chemicals, starting with bio-adipic acid, by leveraging our extensive experience developing, producing and marketing bio-succinic acid. We also plan to produce bio-based caprolactam and bio-based hexamethylenediamine.

Adipic Acid

Adipic acid is primarily used in the production of Nylon 6,6 fibers, plastics and resins. Nylon fibers are used in carpeting and rugs, nylon plastics are used in molding and extrusion applications and nylon resins are used mainly for injection molding in automotive and electrical applications, as well as for hardware, appliance and machine parts. We believe the addressable market for adipic acid exceeds $6 billion.

Caprolactam

Caprolactam is an intermediate used in the production of Nylon 6, a major engineering plastic. Nylon 6 finds significant use in film and wire and cable insulation, as well as in automotive applications like intake manifolds, previously made with aluminum ingots, replaced by plastics such as Nylon 6 in order to reduce weight and obtain flexibility of design. We believe the addressable market for caprolactam is approximately $10 billion.

Hexamethylenediamine (HMDA)

Our C6 Platform also offers a proprietary route to bio-HMDA, which is an intermediate used to produce Nylon 6,6. Nylon 6,6 polymer is principally converted into fibers, with the remainder going into Nylon 6,6 plastics used in molding and extrusion applications, primarily in automotive applications such as exterior body components, under-the-hood components, and some mechanical components. Other Nylon 6,6 resin applications include electronics, film and extrusion coatings. A major use of Nylon fibers is in carpeting and rugs. We believe the addressable market for HMDA exceeds $4.5 billion.

Our Commercial Strategy and Partnerships

Existing Markets for Succinic Acid

For the past six years we have been sampling and qualifying our bio-succinic acid among existing purchasers of succinic acid. Our initial focus was to identify customers that valued natural, bio-based succinic acid, and to sign them to long-term supply agreements. The figure below illustrates the existing markets and applications we have targeted with this product. The use of succinic acid in these markets and applications is already well-established.

During the year ended December 31, 2015, 31% of our sales were to PTT MCC Biochem Company Ltd. During the year ended December 31, 2014, 47% our sales were to International Flavor and Fragrances, Inc., or IFF, Brenntag AG, or Brenntag and Olon Italy.

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

Existing Markets for Derivatives of Bio-Succinic Acid

In an effort to expand the addressable markets for our bio-succinic acid, we secured a technology license from Davy in 2015 that allows us to convert our bio-succinic acid into “drop-in” 1,4 BDO and THF, which together represent existing chemical markets with annual sales in excess of $5.5 billion. The figure below illustrates value-added derivatives we have been developing.

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

Butadiene. Butadiene can be made from BDO and is used in the production of synthetic rubber and we estimate that the market for butadiene is approximately $14.5 billion. However, we do not believe that in the current environment of low oil prices and relative low butadiene prices that BDO is a cost effective feedstock for making butadiene.

Our Technology

Our proprietary technology platform combines commercial scale industrial biotechnology and chemical catalysis to convert renewable feedstocks into chemicals that are cost-competitive replacements for petroleum-derived chemicals. We are developing three distinct technologies:

•	the production of succinic acid through fermentation;
•	the conversion of succinic acid into 1,4 BDO and THF by catalyst assisted hydrogenation reaction; and
•	the production of adipic acid and other C6 chemical intermediates through fermentation and purification with or without catalytic conversion.

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

We worked with Cargill for over three years to develop our yeast and reached the final development milestone in the fall of 2013. Working with Cargill, we sequentially scaled up our yeast at the 20 liter, 600 liter, 2,000 liter and 180,000 liter scale, and we observed the same performance (measured as succinic acid production over time) for our yeast at each successive size of fermenter. We validated the purification process at small-scale and at the large-scale demonstration facility in Pomacle, France.

Our yeast produces succinic acid at a low pH, so that there is very little base added during the fermentation. This results in reduced energy consumption and a simplified purification process. Yeast also gives us the ability to use larger, less complex fermenters relative to bacteria, leading to lower capital intensity. Our Sarnia plant has been designed to operate the yeast. We are continuing to make improvements to our yeast to further improve its performance and reduce the cost of production and the capital intensity of future plants.

1,4-BDO / THF Production

We utilize catalyst technology licensed from Davy to transform our bio-succinic acid into bio-based 1,4 BDO, and bio-THF. The process involves passing bio-succinic acid and hydrogen gas into a fixed bed reactor over a heterogeneous catalyst, converting the bio-succinic acid into a mixture of bio-based 1,4 BDO and bio-THF, followed by distillation to separate, purify and recover the bio-based 1,4 BDO, and bio-THF. The relative concentrations of these three products can be modified by adjusting the reaction conditions. Our bio-succinic acid has been tested and validated in Davy’s pilot plant to assure performance.

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

Technology Partnerships

We have developed our succinic acid, BDO/THF and C6 platforms through open innovation—using partnerships and licenses to access the best available technologies, facilities and know-how. We have complemented these third party contributions with in-house development efforts, integrating the whole into competitive platforms. The use of open innovation has reduced the capital and operating costs of development and accelerated our development efforts. This approach to technology development contributed to our winning the 2011 ICIS Innovation Award, which recognized our use of open innovation to develop our succinic acid platform. Our principal technology partnerships are summarized below.

Cargill

In April 2010, we entered into a commercial license agreement with Cargill Inc., or Cargill, pursuant to which Cargill granted to us an exclusive, worldwide, royalty bearing license, with a limited right to sub-license, to use certain patents that cover our yeast strain to be used in our fermentation process at our Sarnia facility under construction. We agreed to pay Cargill a royalty based on net sales of our products, but in no event less than a minimum annual royalty payment if we wish to maintain our exclusive license. If royalties based on net sales are below the minimum annual royalty payment, we may elect to pay the difference. If we elect not to pay the difference in any one year, Cargill may transform the exclusive license granted to us under the agreement to a non-exclusive, worldwide, royalty-free license. This is a long-term agreement that renews automatically, unless previously terminated.

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

Johnson Matthey Davy Technologies

In December 2014, we entered into a license agreement with Davy. We intend to use the technology licensed from Davy in our planned 100,000 metric ton per year capacity plant that uses bio-succinic acid as the feedstock to produce 70,000 metric tons of BDO and 30,000 metric tons of THF. We also secured the right to license the Davy technology for two additional BDO/THF plants. We also entered into an engineering agreement with Davy in relation with the license agreement, under which Davy provided a complete basic engineering package for converting bio-succinic acid to bio-BDO and bio-THF, along with the provision to supply certain pieces of equipment and the catalysts needed to operate the plant.  Davy will also provide on-site construction and commissioning support, and performance guarantees for the subsequent operation of the plant.

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

National Research Council of Canada

We have partnered with the National Research Council of Canada, the Government of Canada’s premier organization for research and development, and with the INRS, a Canadian university dedicated to fundamental and applied research, to develop an organism that can consume methanol or methane for the production of bio-succinic acid. We began this work in November 2012.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain protection for our proprietary technologies and to operate without infringing the intellectual property rights of others. We primarily protect our intellectual property in Canada, the United States, Europe and certain other jurisdictions through a combination of patents and patent applications on inventions, trademark protection on our product names and trade secret protection as we deem appropriate. We also seek to ensure a competitive position through several partnerships, joint development and joint venture agreements.

We own or have rights in patents and patent applications directed to various aspects of our business. Our licensing agreement with Cargill gives us access to four existing patent families covering topics such as methods and materials for the production of organic products including organic acids using genetically-modified yeast species to fermentation process optimization. Patents resulting from these four patent families are scheduled to expire from 2019 to 2026. Our collaboration with Cargill has also generated three international patent applications licensed to us or owned by us that are directed to the production of succinic acid. Patents, if granted on these patent applications, would expire in 2031 and 2033.

With regard to the purification of bio-succinic acid and other dicarboxylic acids produced by fermentation, we own three U.S. patents, nine granted patents in Europe and other countries directed to processes for producing succinic acid, adipic acid, and other di-carboxylic acids, or their ammonium salt forms from fermentation broths. U.S. patent to this purification technology is scheduled to expire in 2031 onwards. For 1,4 BDO production, we entered into a technology license with Davy. Davy’s process is designed with an esterification step prior to hydrogenolysis. This achieves greater efficiency, and a higher quality product. In addition, the process can make BDO’s derivatives such as THF in variable ratios which are adjustable according to market need. This licensing package will enable us to construct and operate a 100,000 metric ton per year capacity plant that uses bio-based succinic acid as the feedstock to produce 70,000 metric tons of 1,4 BDO and 30,000 metric tons of THF. We have also secured the right to license that same technology for two additional BDO/THF plants.  Additionally, for the conversion of bio-succinic acid to bio-based 1,4 BDO, we own two U.S. patents, one U.S. patent applications, and counterpart patent applications in Europe, Canada, and in other countries directed to the conversion of bio-succinic acid to 1,4 BDO. Our two U.S. patents to the conversion of bio-succinic acid to bio-based 1,4 BDO are scheduled to expire in 2031 and patents, if granted, on our pending patent applications to this technology could expire in 2031. In addition, we own one international patent application, four U.S. patent applications, and counterpart patent applications in Europe, Canada, and in other countries directed to the conversion of bio-succinic acid to other compounds such as diaminobutane, succinic dinitrile, succinamide, and pyrrolidones. Patents, if granted on these applications, could expire in 2031. We also own or have rights in patents and patent applications directed to the use of succinic acid and succinic acid salts. For example, we own a U.S. granted patent and a Canadian granted patent directed to deicing compositions. Those patents are scheduled to expire in 2029.

BioAmber re-branded in November of 2014.  At that time, we commissioned the creation of a new trademark, which included our stylized name and “infinity” logo.  Protection for the logo and composite trademark (name & logo) in association with chemicals for industrial purposes, namely, organic acids, difunctional alkanes, organic salts, and derivatives were sought in the United States as well as internationally in the jurisdictions of China, Japan, South Korea, European Union, Switzerland, India, Mexico, Turkey, Canada, Thailand, Taiwan and Brazil.

We still maintain our trademarks for our C4 and C6 technology platform, including BIO-SA (bio-based succinic acid), BIO-AA (adipic acid), BIO-BDO (1,4-butanediol), mPBS and BIOmPBS (modified polybutylene succinate), BIOCAPRO (caprolactam) BIOGBL and BIOTHF (gamma-butyrolactone and tetrahydrofuran).

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

Our Feedstock Strategy

Our yeast can use a range of renewable feedstocks as a source of fermentable “sugars” including glucose (also called dextrose) from corn, wheat, tapioca and other starch and cellulose sources, sucrose (also called sugar) from cane, beets or sorghum, and biomass sugars containing significant quantities of xylose and or glucose, derived from agricultural and forestry waste. Given the small quantity of fermentable sugars that we require to produce bio-succinic acid, we have initially sourced commercially available dextrose syrup for our facility in Sarnia, which we believe to be the most cost competitive source of fermentable sugars today in Canada. We have entered into a multi-year glucose supply agreement with a leading producer that operates several glucose production plants in North America. As biomass sugar technologies mature and become commercially available at competitive prices, our plan is to also source them for the production of our chemicals (feedstock hedging and diversification)

We would require less than 0.35% of the 13.6 billion bushels of corn harvested in the United States in 2015 to produce $1.0 billion worth of bio-succinic acid, based on management estimates and our projected selling price for succinic acid. We would require less than 0.6% of the 16.0 billion pounds of high fructose corn syrup produced in North America in 2015 to operate our Sarnia facility at its full nameplate capacity of 30,000 metric tons per year. As such, a rapid growth in our production capacity will not have a material impact on the North American glucose market

We recognize the growing need to focus the food chain on human nutrition, and to use sustainable, non-food, sources of biomass to produce chemicals and materials. As such, we plan to move to biomass fermentable sugars when they become commercially available and economically viable. We will pursue three strategies to achieve this goal: (i) incorporate Cargill’s proven technology into the succinic acid producing yeast, so that it can consume ligno-cellulosic sugars efficiently at low pH; (ii) actively screen ligno-cellulosic sugar technologies to determine which are best adapted to our technology (our yeast and purification process) and have the most competitive cost structure; and (iii) develop a next-generation organism that can consume methanol or methane as the source of carbon to produce succinic acid. This would allow us to use alternative feedstock such as syngas.

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

Manufacturing Operations

Sarnia, Ontario

Our facility in Sarnia, Ontario is on land we own and is located within a bio-industrial park. The site is co-located in a large petrochemical hub with existing infrastructure that facilitates access to utilities and certain raw materials and finished product shipment, including steam, electricity, cooling water and water treatment. The facility has a nameplate capacity of 30,000 metric tons of bio-succinic acid per year and we started commercial scale production in October 2015. We anticipate that this facility will ramp up to full capacity in 2017.  In the first months of operations, the plant encountered some operational inefficiencies related to human errors, equipment adjustments and minor equipment failures. These difficulties were expected and pertain to the learning curve associated with operating a new facility.

The plant has received ISO 9001 (for its quality management system), ISO 14001 (for its environmental management system, OHSAS 18001 (for its health and safety management system) and FSSC 22000 certification (for its food safety management system).  These certifications were granted by accredited certification bodies following audits of the Sarnia plant in the fourth quarter of 2015.

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build and operate our facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. On February 8, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a binding term sheet with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which will increase Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of the joint venture.

(Sarnia facility)

Government Grants and Loans and Commercial Institutions Loans Related to Sarnia Facility

BioAmber Sarnia, our joint venture entity with Mitsui that built and now operates the Sarnia plant, has received certain government grants and loans in connection with the construction of our facility. Grants and loans totaling CAD $72.0 million were received as of December 31, 2015 and are described below.

On September 16, 2011, BioAmber Sarnia entered into a contribution agreement with the Federal Economic Development Agency for Southern Ontario, or FEDDEV, pursuant to which FEDDEV has agreed to make a repayable contribution of up to CAD $12.0 million to construct our planned facility in Sarnia, Ontario. The contribution is interest free and requires repayment of principal from October 2015 to September 2020 in 60 monthly payments of CAD $0.2 million, according to the latest amended agreement from May 2014. The agreement contains a statement of work that requires BioAmber Sarnia to work towards reaching certain distinct project goals that relate to the physical construction of the facility and certain other objectives including addressing the growing global demand for bio-succinic acid and job-creation. A federal environment assessment was required as a condition of the loan. The final report was submitted to FEDDEV and approved in 2015.

On September 30, 2011, BioAmber Sarnia entered into a loan agreement with Minister of Economic Development, Employment and Infrastructure, or MEDEI, pursuant to which MEDEI has agreed to make available to BioAmber Sarnia a secured non-revolving term loan in principal amount of CAD $15.0 million in connection with the construction of our facility in Sarnia, Ontario. The loan is interest free for the first five years if BioAmber Sarnia is successful in creating an average of 31 jobs, calculated on an annual basis. Thereafter, the loan bears interest at an annual rate of 3.98%, or if BioAmber Sarnia is not successful in reaching the job target for the first five years, an annual rate of 5.98%. The principal is required to be repaid in five annual equal installments from the sixth anniversary of the date of the disbursement of the loan. The loan is guaranteed by BioAmber Inc. and Mitsui & Co. (U.S.A.) and is secured by collateral including BioAmber Sarnia’s present and future accounts, inventory, equipment and other property including the land purchased from Lanxess on which the facility is located.

On November 29, 2011, BioAmber Sarnia entered into a contribution agreement with Sustainable Development Technology Canada, or SDTC, pursuant to which SDTC has agreed to grant BioAmber Sarnia up to CAD $7.5 million in connection with the construction of our facility in Sarnia, Ontario. The funds are payable in installments, the first CAD $1.9 million of which was paid upon execution of the agreement. The deliverable as defined under the first milestone which has already been met, included conducting site-specific engineering work and environmental assessments, and recruiting plant personnel. All subsequent installments are contingent on meeting certain deliverables as defined in three milestones, which was amended to four milestones in a modification to the Contribution Agreement dated December 18, 2014. This amendment also included an increase to the SDTC contribution from CAD $7.5 million to CAD $14.5 million.

SDTC advanced CAD $3.4 million (less a 10% holdback as provided in the contribution agreement) for purposes of the second milestone, part a), which was met as of December 31, 2014. Deliverables defined under the second milestone, part a) was re-engineering of the production process and plant design. BioAmber Sarnia received an amount of CAD $0.90 million for the second milestone, part b) defined as engineering site preparation and general contractor selection, which was fulfilled as of December 31, 2014. SDTC advanced CAD $2.4 million for the purpose of milestone III as of December 31, 2014. In May 2015, the third milestone was reached, which includes the engineering, procurement of equipment and construction of the plant, and an amount of CAD$4.8 million was advanced for milestone IV. The fourth and final milestone, expected to be met prior to March 2016, includes commissioning, start-up and optimization of the facility.

On November 30, 2011, BioAmber Sarnia was issued a loan for CAD $0.5 million from the Sustainable Chemistry Alliance in connection with the construction of our facility in Sarnia, Ontario. The principal amount is repayable in 20 successive quarterly installments of CAD $25,000 each beginning upon the fourth anniversary of the funding. Interest is accrued at 5% per annum since October 1, 2013. Accrued interest is payable upon the third anniversary of funding then quarterly thereafter.

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

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD $20.0 million. The loan bears interest at a floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. The loan’s principal is repayable in 26 equal, quarterly installments, which began on September 30, 2015. Between the signed loan agreement date and the drawdown of the CAD$20.0 million term loan, on May 12, 2015, BioAmber Sarnia paid a 1.0% per annum commitment fee on the undrawn amount. BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty.

BioAmber Sarnia’s obligations under the loan are secured by (i) a security interest on all of BioAmber Sarnia’s assets and (ii) a pledge of all the shares of BioAmber Sarnia. In addition, the Company will provide the lenders with a guarantee representing 70% of the secured obligations under the loan, and Mitsui & Co., Ltd. will provide a guarantee representing 30% of the secured obligations under the loan that is capped at CAD $6.0 million plus all accrued interest on the secured obligations and fees and expenses. The proceeds of the loan was used by BioAmber Sarnia to complete the construction of the Sarnia Plant and fund its startup and commissioning. The loan agreement contains certain representations and warranties, financial covenants, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan.

Additional Planned Manufacturing Facilities

We plan to build a second integrated manufacturing facility that will produce approximately 200,000 metric tons per year of bio-succinic acid and then transform a majority of the bio-succinic acid into 100,000 metric tons per year of bio-based 1,4 BDO and THF, along with 70,000 metric tons per year of crystalline succinic acid. We have signed two 15 year offtake agreements with Vinmar for 100% of the BDO and THF output (100,000 metric tons per year) and 71.5% of the succinic acid output (50,000 metric tons per year) of this second planned facility. Vinmar plans to take a 10% equity stake in the plant. We are actively seeking other minority equity partners for this facility, as well as government support in the form of low interest loans and loan guarantees.  Based on current estimates and assumptions, we expect this commercial scale manufacturing facility to have construction costs of approximately $500 million, and it would be commissioned in late 2018 assuming we achieve a financial close in late 2016.

As part of the succinic acid offtake agreement, Vinmar has also committed to purchase for 15 years, 75% of the output (150,000 metric tons per year) from a third manufacturing facility that would have an annual capacity of 200,000 metric tons of bio-succinic acid and which we plan to begin building  in 2019 and commission in 2021.  As part of the BDO offtake agreement, Vinmar has an option to secure 100% of the output from a fourth manufacturing facility that would produce 100,000 metric tons of BDO and THF per year and would be commissioned in 2023 or 2024.

Research and Development

As of December 31, 2015, our research and development department activities funded an internal team of 36 scientists and engineers that were employed by us. We also work with partners, including Cargill, to accelerate time to market and leverage existing know-how and infrastructure. Our technology development was initially focused on capabilities in fermentation engineering, analytical chemistry and molecular biology. We have more recently expanded our focus to include catalysis, purification process development and application development for bio-succinic acid.

Our net research and development expenditures were approximately $20.3 million, $15.1 million and $16.6 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 respectively.

Competition

We expect our advanced bio-based specialty chemicals to compete with petrochemical equivalents that are proven in the market and manufactured by established companies, such as Gadiv Petrochemical Industries Ltd., Kawasaki Kasei, Nippon Shokubai, and numerous Chinese producers including Anqing Hexing Chemical Co. Ltd, and Anhui Sunsing Chemicals Co., Ltd. In addition, our products will compete against other companies in the bio-based specialty chemical industry, both early stage companies, such as Genomatica, Inc. (for bio-based 1,4 BDO) and Myriant Corporation (for bio-succinic acid), and established companies, such as Reverdia, a collaborative venture between DSM and Roquette Frères S.A. and Succinity, a collaborative venture between BASF and Corbion (both for bio-succinic acid).

We believe that the primary competitive drivers include:

•	the ability to use yeast as opposed to a bacterium in the production of bio-succinic acid;
•	technology performance including overall yields and fermentation productivity relative to our bio-based competitors;
•	price and production costs relative to both bio-based and petroleum-derived suppliers of our products;
•	capital requirements and access to capital, particularly in relation to our bio-based competitors;

•	feedstock (sugar) flexibility;
•	location and size of production facilities, which dictate raw material and utility prices and the economies of scale that can be achieved for capital expenditures, labor and maintenance;
•	drop-in and replacement capability for existing markets;
•	the ability to rapidly scale-up production to large scale, produce meaningful volumes and offer customers reliable supply in qualified facilities;
•	the purity and quality of our products; and

We believe we compete favorably with respect to all of these drivers. With our yeast and our simple purification process, we are confident that we will be a cost competitive producer of high quality bio-succinic acid both relative to our bio-based competitors and existing petroleum producers. In addition to our technology advantage, we believe the size of our Sarnia plant also provides a cost advantage in terms of depreciation and fixed operating costs, given that our bio-succinic competitors operate plants that are less than half our annual capacity, and in the case of DSM-Roquette and Purac-BASF, one third the size of Sarnia. The location of our plant also provides us with lower cost sugars and energy than in Southern Europe, where the DSM-Roquette (Italy) and Purac-BASF (Spain) plants are located.

Our first-to-market leadership in bio-succinic acid provides us with a lead-time advantage that we have leveraged to secure customer relationships, enter into contractual agreements and establish partnerships for new succinic acid applications and derivative products. However, our competitors include large chemical companies that are better capitalized, with larger research and development departments and budgets, and well-developed distribution systems and networks for their products. These companies have relationships with our potential customers and have sales and marketing programs in place to promote their products.

With respect to our bio-based 1,4 BDO/THF, we believe we can be cost competitive with petroleum derived processes.  We calculate that our technology to produce bio-based 1,4 BDO will require approximately 20% less capital than the n-butane-based process and will have comparable cash costs (variable costs and fixed costs). As we scale-up our processes and our variable costs decrease, we believe our bio-based 1,4 BDO will cost approximately 10% less than the n-butane-based process in the future. Given the competitive cost structure of our bio-succinic acid, which will serve as the starting material for the production of bio-based 1,4 BDO/THF in our integrated production plants, we project that our full cost for bio-based 1,4 BDO and THF will be situated in the bottom third of the cost stack for existing worldwide capacity.

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

We believe the cost competitiveness of converting succinic acid to BDO/THF is significantly reduced if the process is not integrated in a common production facility. If the succinic acid is produced and sold at arm’s length to a third party for subsequent conversion to 1,4 BDO, with a selling price that recovers the depreciation costs and an acceptable return on capital employed, the cost of the resulting 1,4 BDO is significantly higher and the production cost of the BDO is in our view not competitive. We believe that we are currently the only bio-succinic acid producer with an integrated technology for making both bio-succinic acid and bio-based 1,4 BDO and THF. We recognize however, that BASF is the world leader in 1,4 BDO production and as such, could have the ability to integrate its bio-succinic acid production in its Corbion joint venture with its existing 1,4 BDO production in the future.

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

In Canada, similar regulatory programs exist under the Canadian Environmental Protection Act (CEPA 1999). In particular, a regulatory program similar to TSCA requires that Environment Canada approve the manufacture of any chemical not already included on the Domestic Substances List (DSL). We obtained the approval from Environment Canada with respect to the use of our yeast in 2013. If Environment Canada requires any of our future C6-based products, to undergo extensive testing, which we currently do not anticipate, securing approval to manufacture such products would potentially be subject to significant delays or costs. In the European Union, we are subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). Under REACH, we are required to register our products with the European Commission. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union. BioAmber’s bio-based succinic acid has been approved under REACH.

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

Employees

As of December 31, 2015, we had 98 full-time employees. Of these employees, 14 were engaged in research and development, 9 were engaged in sales and marketing, 19 were engaged in general and administrative activities and 56 were engaged in operations activities including engineering. 74 employees are based in Canada, 18 are based in the United States and the remaining six employees are located in Europe and Asia. We also employ other temporary staff across the organization to augment support for our employees. None of our employees are represented by a labor union. We have never experienced any employment-related stoppages and we consider our employee relations to be good.

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

We have only been in existence since October 2008 and, therefore, we have a limited operating history upon which you can base your evaluation of our business. As a result, any assessments of our current business and predictions you make about our future success or viability may not be as accurate as they could have been if we had a longer operating history. Since our inception, we have incurred substantial net losses, including net losses of $41.2 million for the year ended December 31, 2015, $47.4 million for the year ended December 31, 2014, and $27.9 million for the year ended December 31, 2013. We expect these losses to continue. We expect to continue to incur substantial costs and expenses related to the continued development and expansion of our business, including those related to the development, continuation and operation of our additional manufacturing facilities, research, testing and development of new products and the growth of our sales and marketing efforts. We will need to generate and sustain increased revenues in future periods in order to become profitable. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

To achieve profitability, we need to execute our manufacturing expansion strategy, including the ramp up of our facility in Sarnia, Ontario.

We are currently ramping up our first facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be operating at full capacity in 2017. We intend to build and operate additional facilities over the next three to five years. We have limited experience in operating a commercial-scale production facility, and our technology may not perform as expected in future plants

There is no guarantee that our Sarnia facility will produce at full capacity and even if we do meet these goals, we may encounter operational challenges for which we are unable to devise a workable solution or which may result in additional costs. To date, we have entered into agreements that contemplate, but do not obligate, us to supply approximately 28,000 metric tons of bio-succinic acid and its derivatives per year until the end of 2017, and we are actively seeking to enter into additional supply agreements. Some of these supply agreements obligate our customers to exclusively fulfill their needs for bio-succinic acid from us, contingent on our ability to meet their price and other requirements, however there are no penalties in the event they do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes they have indicated in the agreements. Without increasing our production capacity by completing future facilities, we may not be able to meet the demands of our customers and our customer relationships and commercialization growth may suffer.

We have entered into an offtake agreement with Vinmar which require us to supply bio-succinic acid to them.  In the event that we are unable to supply Vinmar reliably with succinic acid according to the terms of our agreement, due to production or quality issues other than a force majeure, we would incur financial penalties payable to Vinmar.

We began operations at our facility in Sarnia, Ontario in October 2015 and we may encounter substantial difficulties in ramping up commercial operations and meeting the expectations of our customers.  Because we produce all of our products at our single facility, any disruptions or delays may have a material adverse effect on our business, financial condition and results of operations.

We began commissioning and start-up of our Sarnia facility in March 2015, and started operations in October 2015.  Because our facility is the first of its kind, none of our employees have had any prior experience in its operation.  As a result, we may experience unforeseen challenges and difficulties and, until the operations stabilize and we obtain more experience operating a commercial scale facility, the Sarnia facility may be more susceptible to start-ups, shutdowns, quality issues, or other delays or disruptions.  For example, in the first months of operations at the Sarnia facility, the plant encountered some operational inefficiencies related to human errors, equipment adjustments and minor equipment failures.  We cannot know with certainty when or if we will achieve optimized operations.   The skills and knowledge gained in operating our large-scale demonstration facility in Pomacle, France may prove insufficient for successful operation of a larger-scale commercial facility, and we may be required to expend significant time and resources to develop our capabilities in commercial facility operations. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance may suffer if we are unable to hire qualified parties or if they perform poorly.

Our operations at our Sarnia, Ontario facility may be adversely affected by changes and events, including the following:

•	loss of key talent, including technical and administrative personnel, in operating the facility;
•	failure to maintain or timely renew regulatory approvals, including environmental;
•	issues with the quality of our products produced at the facility;
•	shortages or changes in the price of equipment, materials or labor and related budget overruns;
•	adverse changes in the political and/or regulatory environment;
•	adverse weather conditions or natural disasters, accidents or other unforeseen events;
•	insufficient capital to continue operations at the facility and the inability to obtain additional financing on satisfactory terms or at all;
•	workplace health and safety issues at the facility;
•	costs associated with the external processing of our co-products;
•	issues associated with our environmental emissions, effluents, air and noise; and
•	failure of a key piece of equipment, particularly one with long lead time delivery.

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

In addition, we may also experience difficulties in producing sufficient quantities or quality of products or in achieving sufficient quality and manufacturing yield levels.  Our Sarnia facility is also subject to risks associated with having single suppliers for certain key inputs, such as sugar, power and steam, so the failure of any of these suppliers to perform as expected, would also have a material adverse effect on our performance and results of operations.   If we are unable to successfully operate and manage our manufacturing operations at our Sarnia facility or otherwise fail to meet our manufacturing needs, we may not be able to provide our customers with the quality or quantity of products they require, and thus could lose customers and suffer reduced revenues which may have a material adverse effect on our results of operations.

The funding, construction and operation of our facilities involve significant risks.

Having only recently completed construction of our Sarnia, Ontario facility, and we have limited experience constructing a manufacturing facility of the type and size required to produce commercial quantities of chemicals, and doing so is a complex and lengthy undertaking that requires sophisticated, multi-disciplinary planning and precise execution. The funding, construction and operation of manufacturing facilities are subject to a number of risks, any of which could prevent us from executing on our expansion strategy. In particular, the construction costs associated with future facilities may materially exceed budgeted amounts, which could adversely affect our results of operations and financial condition. For example, the total completion cost of this initial phase of our Sarnia facility was revised to approximately $141.5 million, which was above the initial estimated cost of $125.0 million (plus or minus 10%). Additionally, while the Sarnia facility could be expanded in the future beyond its initial nameplate capacity of 30,000 metric tons, the likelihood, timing and size of an eventual expansion will be a function of the timing of construction of our planned second facility as we are unlikely to undertake two construction projects simultaneously.

If we incur future cost overruns, we may not be able to expand our production capacity and product portfolio as quickly as we planned. While our goal is to negotiate contracts with engineering, procurement and construction firms that minimize risk, any delays or cost overruns we encounter may result in the renegotiation of our construction contracts, which could increase our costs. Further, our expansion strategy will require us and/or our subsidiaries to raise additional funds, including through government grants, if available, and the incurrence of additional debt, which may be in the form of interest-free or interest-bearing loans and which may be secured or unsecured. Such additional debt will likely be substantial.

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

We may also encounter new design and engineering or operational challenges as we seek to expand the range of organisms and feedstocks we use. Any design and engineering or operational issues at our facilities may result in diminished production capacity, increased costs of operations or periods in which our facilities are non-operational, all of which could harm our business, financial condition and results of operations. We intend to obtain and maintain insurance to protect against some of the risks relating to the construction of new projects. However, such insurance may not be available or adequate to cover lost revenues or increased costs if we experience construction problems, cost overruns or delays. If we are unable to address these risks in a satisfactory and timely manner, we may not be able to implement our expansion strategy as planned or at all. In addition, in the event that our products are defective or have manufacturing failures, we may have to write off and incur other charges and expenses for products that fail to meet internal or external specifications. We also may have to write off work-in-process materials and incur other charges and expenses associated with contamination and impurities should they occur.

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

The terms of our debt instruments require us to comply with various milestone covenants related to the start-up of our facility in Sarnia, Ontario. A breach of any of these covenants could result in an event of default under one or more of these debt instruments which, if not cured or waived, could give the holders of the defaulted indebtedness the right to terminate commitments to lend and cause all amounts outstanding with respect to the indebtedness to be due and payable immediately. In addition, we are party to certain agreements with governmental entities that provide grants and loans in connection with the operation of our Sarnia facility. If we fail to meet any of the milestones and project goals contained in these grant and loan agreements, we may be forced to repay grants received or the repayment of the loans may be accelerated. If we are forced to repay government grants or accelerate the repayment of government loans, our assets and cash flow may be insufficient to make such repayments or fund our manufacturing expansion strategy.

We have generated only limited sales of bio-succinic acid to date, are dependent on a limited number of customers and face challenges to developing our business.

To date, all our revenue has been derived from the sale of our bio-succinic acid through product and market development efforts related to our bio-succinic acid product, and we have not made sales of any other products. In order to generate sales of our bio-succinic acid and any future products, we must be able to achieve our production cost targets and produce sufficient quantities of our products, both of which are dependent on our ability to maintain our commercial-scale manufacturing facility and build additional manufacturing operations. If we are not successful in operating existing or constructing additional manufacturing facilities or otherwise increasing our manufacturing capacity, developing products that meet our customers’ specifications, further advancing our commercial arrangements with existing customers and gaining new customers, we will be unable to generate meaningful revenue from the sale of our products. In addition, we depend, and expect to continue to depend, on a limited number of customers for sales of our bio-succinic acid. During the year ended December 31, 2015, 31% of our sales were to PTTMCC Biochem. During the year ended December 31, 2014, 47% our sales were to International Flavor and Fragrances, Inc., or IFF, Brenntag AG, or Brenntag and Olon Italy. In the future, a small number of customers may represent a significant portion of our total revenue in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period. A loss of, or any credit issues related to, any of these customers or a failure to capture additional customers could adversely affect our financial performance.

Our financial obligations are expected to continue to be substantial, and we may not obtain the additional financing we need in order to grow our business, develop or enhance our products or respond to competitive pressures.

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

Our expansion strategy will require us and/or our subsidiaries to raise additional funds.  The amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we experience construction problems, cost overruns or delays that adversely affect our ability to generate revenues, we may not be able to fund principal or interest payments under any debt that we may incur.

Based on our current operating plan, we anticipate that the net proceeds from our public offerings, equity contributions from Mitsui, the loan from funds managed by TCP, a combination of government grants, interest-bearing and interest-free loans and our existing cash and cash equivalents, will be sufficient to enable us to maintain our currently planned operations. We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The issuance of additional equity securities could result in dilution to our stockholders and the newly-issued securities may have rights senior to those of the holders of our common stock.

Our ability to execute our business plan is dependent on our ability to generate sufficient cash flows from operations, raise additional capital or refinance our indebtedness to meet our obligations.  If adequate funds are not available to us on a timely basis, or at all, we may be unable to fund our debt service obligations and be required to reduce or delay operating and capital expenses as deemed appropriate in order to conserve cash.

We cannot assure you that we would be able to take any of these actions or that any effort to sell additional debt or equity securities would be successful or would raise sufficient funds to meet our financial obligations or finance additional facilities or that these actions would be permitted under the terms of our existing or future debt agreements. If additional financing is not available when required or is not available on acceptable terms, we may need to delay, modify or abandon our expansion strategy and we may be unable to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our offerings, revenue, results of operations and financial condition.

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

Demand for our bio-succinic acid, bio-based 1,4 BDO, THF and other bio-succinic acid derivatives may take longer to develop or be reduced by technological innovations in our industry that allow our competitors to produce them at a lower cost.

The development of sufficient customer demand for bio-succinic acid, bio-based 1,4 BDO, THF and other bio-succinic acid derivatives will be affected by the cost competitiveness of our products, and the possible emergence of more competitive products. The market for bio-based chemicals will require most potential customers to switch from their existing petroleum-based chemical suppliers. In addition, there has been intense growth and interest in bio-based chemicals, and these industries are subject to rapid technological change and product innovation. Our products are based on our proprietary fermentation and purification process, but a number of companies are pursuing alternative processes and technologies and our success will depend on our ability to maintain a competitive position with respect to technological advances. It is possible that those advances could make bio-succinic acid, bio-based 1,4 BDO, THF and other bio-succinic acid derivatives less efficient or obsolete, causing the renewable chemicals we produce to be of a lesser quality than competing bio-based chemicals or causing the yield of our products to be lower than that for competing technologies. These advances could also allow our competitors to produce bio-based chemicals at a lower cost than ours. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with such new technologies.

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

We are continually working to lower our operating costs, improve our product performance, increase our speed to market and access new markets. As a result, we have made and will continue to make changes we believe will accomplish these goals. For example, we transitioned from an E. coli organism to our yeast for our Sarnia facility operations. In addition, we have expanded the breadth of products we are seeking to commercialize, and entered into a number of early stage partnerships and collaborations related to those products, that we believe will significantly increase our accessible market. We can give no assurances that these and other changes we make will yield the benefits we expect and will not have adverse impacts that we did not anticipate. If these changes are not successful, we may incur additional costs, experience reputational and competitive harm and our business, financial condition and results of operations may be materially and adversely affected.

We are dependent on our relationships with strategic partners, licensors, collaborators and other third parties for research and development, the funding, construction and operation of our manufacturing facilities and the commercialization of our products. The failure to manage these relationships could delay or prevent us from developing and commercializing our products.

We have built our business largely by forming technology partnerships and licensing and other relationships with market leaders in the industrial biotechnology and chemicals industries. For example, through an exclusive worldwide license from Cargill, we have developed a next-generation yeast microorganism. In addition, we have developed a proprietary purification process that we believe will provide a key cost differentiator to our competitors by reducing the cost profile of our products and the capital intensity of our plants. We have also entered into license agreements with Davy for the conversion of succinic acid to BDO and THF, and with Celexion for the production of bio-based adipic acid and other C6 chemicals using a proprietary metabolic pathway. We expect that our ability to maintain and manage these collaborations will be significant factors in the success of our business.

Also, we expect that our ability to maintain and manage partnerships for the funding, construction and operation of our manufacturing facilities will be a significant factor in the success of our business.

We entered into a joint venture agreement with Mitsui for the financing and construction of our facility in Sarnia, Ontario. We began commissioning and start-up in March 2015, achieved mechanical completion in June 2015 and started commercial scale production in October 2015. Our joint venture with Mitsui also contemplates the potential construction and operation of an additional facility, which we expect to build and commission in late 2018.  We may not be able to maintain our partnership with Mitsui if it decides to exercise certain rights granted to it in our joint venture agreement.   In the event of an occurrence of a dissolution event under the agreement prior to December 31, 2020, Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value. The remaining dissolution events giving Mitsui this right are: (i) cumulative losses accrued from 2016 through 2020 exceeding 75% of paid-in capital, (ii) no after-tax profit earned in any three consecutive years from 2016 onwards, and (iii) any act of insolvency, bankruptcy, or similar event. Until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a discount of 50% to the cumulative investment value.  In addition, we intend to leverage Mitsui’s global sales platform for the commercialization of our products, and such commercialization efforts may be adversely affected if we are unable to maintain our relationship with Mitsui.

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

We are vulnerable to the supply availability and price fluctuations of certain raw materials and utilities, principally sugars, hydrogen (in the production of BDO and THF), steam and electricity. In some cases, we do not have long-term supply agreements in place, which may result in supply problems in the future. Our operations may also be adversely impacted by the failure of our suppliers to follow specific protocols and procedures or comply with applicable regulations, equipment malfunctions and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on third-party suppliers also subjects us to other risks that could harm our business, including that:

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

In addition, the variable cost of our bio-succinic acid is based significantly on the price of sugars, which can be derived from corn (which we currently principally rely on), wheat, cane or other feedstocks. Fluctuations in the commodity prices of sugars or other inputs required in our production processes may reduce our profit margins, especially if we do not have long-term contracts for the sale of our output at fixed or predictable prices. The price and availability of sugars or other inputs may be influenced by factors outside of our control, including general economic, market and regulatory factors. For instance, over the past five years, the price of corn ranged from a low of $2.82 per bushel to a high of $8.44 per bushel. As of March 7, 2016, the spot price was $3.49 per bushel and the six-month forward price was $3.64 per bushel We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.024 per pound change in the variable cost of our bio-succinic acid.

Our failure to successfully introduce improved organisms and feedstocks into our processes could adversely affect our business, financial condition and results of operations.

We intend to introduce improved organisms into our processes and are working to increase our conversion yields, feedstock flexibility, manufacturing efficiency and product range through our research and development efforts and strategic partnerships. We may not, however, succeed in ramping up our yeast technology in Sarnia for a number of reasons, including our inability to adapt our purification process for our yeast, the failure of our yeast to produce products that meet the quality standards of our customers and a higher than expected production cost as a result of using our yeast. We plan to use our yeast in future facilities, but the implementation may not be as seamless as we expect, and our yeast may require different operating conditions or otherwise differ from our expectations and design.

If we are unable to manage our growth and expand our operations successfully, our business, financial condition and results of operations may be harmed.

We have significantly expanded our business since our inception and have grown to 98 full-time employees as of December 31, 2015. We currently conduct our business in several countries, including the United States, Europe and Canada, and we may continue to expand geographically in the future. We expect our growth to continue and accelerate in connection with our expansion strategy. As our operations continue to expand, we will need to continue to manage multiple locations and additional relationships with various third parties. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our anticipated growth and expanding our operations will require us to do, among other things, the following:

•	enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures;

•effectively scale our operations, including successfully constructing future manufacturing facilities;

•	diversify our product line to leverage our bio-succinic acid for use in multiple value-added products and derivatives, and develop bio-based C6 building block chemicals;
•	successfully identify, recruit, train, maintain, motivate and integrate additional employees and continue to retain, motivate and manage our existing employees;
•	maintain partnerships with third parties for the development of our technologies, funding and construction of our plants and the commercialization of our products; and

•maintain, defend and grow our intellectual property portfolio.

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

We have signed a binding 15-year offtake agreement for 1,4 BDO and THF with Vinmar, under which Vinmar has committed to purchase 100% of the BDO and THF produced in our next plant, a 100,000 metric ton per year capacity plant that we plan to build in North America and commission in late 2018. Vinmar also plans to invest in the BDO plant alongside us. Following the financing, construction and commissioning of the 100,000 metric ton BDO and THF plant, Vinmar will be obligated to purchase 100% of the BDO and THF produced there for 15 years, and we will be obligated to sell exclusively to Vinmar. As part of the agreement, Vinmar has a right of first refusal to invest in and secure 100% of the off-take from a second BDO plant that BioAmber would build in the future. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO and THF under the terms of the offtake agreement. We have signed a second offtake agreement in July 2014 with Vinmar to supply 10,000 metric tons of bio-succinic acid per year for 15 years from the Sarnia plant. This offtake agreement also covers our next plant, which will have an annual nameplate capacity of 70,000 metric tons per year of bio-succinic acid, with Vinmar committed to off-taking 50,000 metric tons of the bio-succinic acid produced there for 15 years.  Vinmar has also committed to off-take 150,000 metric tons of the production from our third plant, which has a planned nameplate capacity of 200,000 metric tons per year.

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

The bio-succinic acid we produce is a renewable alternative to petroleum-based succinic acid. Based on our current financial modeling with respect to our facility in Sarnia, Ontario, we anticipate that if the price of oil falls below $30 per barrel for a sustained period of time and corn prices are above $4.00 per bushel, the resulting selling price of our succinic acid would result in lower gross margins and we may be unable to compete on cost with petroleum-based succinic acid products, which would adversely impact our operating results. World prices for oil have fluctuated widely in recent years. For example, during the last five years the market price per barrel of West Texas Intermediate crude oil ranged from a low of $26.21 to a high of $112.93 and was $37.90 on March 7, 2016 $37.19. In addition, recently, oil prices have declined significantly. From January 2, 2015 through March 11, 2016, the West Texas Intermediate posted oil price had declined from a high of $61.43 per barrel of oil to a low of $26.21 per barrel of oil. We expect that prices will continue to fluctuate, and may continue to decline in the future. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers, dissuade potential customers from entering into agreements with us to buy our products, and delay or modify our expansion and investment strategies or those of our collaborators.   In addition, a sustained drop in oil prices will reduce the price of certain petrochemicals, making it uneconomical to produce them from our bio-based succinic acid feedstock.  These include the production of butadiene and N-vinyl pyrrolidone, which are not economical when oil prices are below $50 to $70 per barrel.  A sustained period of oil prices at or below $30 per barrel could also make it uneconomical to sell bio-succinic acid at the same market price as petroleum-derived adipic acid, thereby slowing the substitution of adipic acid in polyurethane and coatings markets.

For example, the significant decline in global oil prices over the past 18 months has moderately reversed a shift in recent years from naphtha cracking to natural gas liquid cracking in certain geographies that historically resulted in increased volatility of the prices of petroleum-derived C4 chemicals for which we produce and intend to produce bio-based alternatives.  As a result, this reversal may lead to less demand for our bio-based products.  Additionally, the significant slowdown in oil and gas drilling operations in North America has led us to believe that n-vinyl-pyrrolidone, or NVP, for which we have established a collaboration with a specialty chemicals company, will not be a near-term market opportunity for our succinic acid.

The addressable market sizes we believe exists for bio-succinic acid and the products we plan to sell in the future are based on management’s estimates and third-party information, and the actual market sizes may be smaller that we believe.

Management’s estimates of the addressable market sizes are based on industry reports from 2008 through today, pricing information in the industry reports and from ICIS pricing, publicly available information and management’s estimates of what portion of the total market size may be addressable through bio-succinic acid. In many cases, such information and reports differ among sources as to addressable market sizes.  While we believe that management’s estimates and these sources are reliable, there may be significant differences in actual market size compared to the information presented.

If the addressable markets for bio-succinic acid and the products we plan to sell in the future are smaller than we expect, then it may be more difficult for us to achieve our business plan and to attain profitability and meet our expectations with respect to cash flow.

Some of our competitors have significantly more experience and resources than we do and technology developed by our competitors could become more commercially successful than our technology, which could negatively impact our results of operations and market share.

Competition in the bio-based chemicals business from other chemicals companies is well established, with many substantial entities having well-financed multi-national operations. Our products will compete against those produced by established companies, including a collaborative venture between DSM and Roquette Frères S.A., as well as a collaborative venture between BASF and Corbion. Competition in the bio-based chemicals business is expanding with the growth of the industry and the evolution of new technologies. In addition to competing with new technologies, we also compete against traditional petroleum-derived chemicals, many of which are produced by large companies that have greater financial and other resources than we do. Larger companies, due to their better capitalization, will be better-positioned to develop and commercialize new technologies, build new production facilities and install existing or more advanced equipment, which could reduce our market share and harm our business. In addition, our products could face competition from those produced by early stage companies, such as Genomatica Inc. and Myriant Corporation. Our ability to compete successfully will depend on our ability to deploy and operate our technologies and cost effectively produce renewable alternatives to petroleum-based chemicals. Some of our competitors are developing new technologies that may be more successful than our technology. These competitors may also have substantially greater production, financial, research and development, personnel and marketing resources than we do or may benefit from local government programs and incentives that are not available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered less competitive by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility increases of a competitor acquiring patent or other rights that may limit our products or potential markets, which could lead to litigation. In addition, we may be subject to aggressive competitive tactics from our competitors, who may use their strong positions in the market and established relationships with existing suppliers and customers to take measures that negatively affect our ability to compete effectively in this industry. Our inability to maintain our competitiveness and grow our market share may, adversely affect our results of operations and financial position, and prevent us from achieving or maintaining profitability.

Failure to obtain regulatory approvals or permits could adversely affect our operations.

While our business currently has all necessary operating approvals material to our current facility in Sarnia, we will need to obtain and maintain numerous regulatory approvals and permits in order to operate our planned manufacturing facilities. In any given jurisdiction, new legislation could be implemented that would require additional or new regulatory approvals. Obtaining necessary approvals and permits could be a time-consuming and expensive process, and we may not be able to obtain them on a timely basis or at all. In the event that we fail to ultimately obtain all necessary permits, we may be forced to delay operations of the facility and the receipt of related revenues or abandon the project altogether and lose the benefit of any development costs already incurred, which would have an adverse effect on our results of operations. In addition, governmental regulatory requirements may substantially increase our construction costs, which could have a material adverse effect on our business, results of operations and financial condition. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of our bio-based chemicals could be delayed. For example, many countries require registration of chemicals before they can be distributed in the country, and a failure to register our chemicals would limit our ability to expedite sales into these markets. In addition, we may be required to make capital expenditures on an ongoing basis to comply with increasingly stringent federal, state, provincial and local environmental, health and safety laws, regulations and permits. We could also experience delays in obtaining approval for the sale of our waste streams as nutrients for animal feed, which would hinder our ability to reduce our cost of goods by restricting our ability to turn a disposal cost into a source of revenue.

We face risks associated with our international business.

We have completed building and are currently operating a manufacturing facility in Sarnia, Ontario, and we plan to build and operate additional manufacturing facilities in the future. Our international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;
•	having to comply with various Canadian, U.S. and other laws, including export control laws;

•	changes in or uncertainties relating to foreign rule and regulations that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;
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

We use biological materials and genetically modified organisms, or GMOs, in our production processes and are subject to a variety of federal, state, and local laws and regulations governing the use, generation, manufacture and disposal of these materials. For example, the Toxic Substances Control Act, or TSCA, and analogous state laws and regulations impose requirements on the production, importation, use and disposal of chemicals and GMOs in the United States. In Canada, similar regulatory programs exist under the Canadian Environmental Protection Act. In particular, a regulatory program similar to TSCA requires that Environment Canada approve the manufacture of any chemical not already included on the Domestic Substances List, or DSL. We have secured approval from Environment Canada for our use of yeast in the manufacture of our bio-based succinic acid and the derivatives of succinic acid that we plan to commercialize.  If Environment Canada requires our future C6-based products to undergo extensive testing, which we currently do not anticipate, securing approval to manufacture such products could potentially be subject to significant delays or costs. In the European Union, we are subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). Under REACH, we are required to register our products with the European Commission. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union.

We obtained requisite regulatory approvals for the use of our yeast in Canada. Although we have implemented safety procedures for the disposal of yeast and waste products to comply with these laws and regulations, we cannot be sure that our safety measures are compliant or capable of eliminating the risk of accidental injury or contamination from the use, generation, manufacture, or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes.

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

We use chemicals and biological materials in our business and are subject to a variety of federal, regional/state, provincial and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although we have implemented safety procedures for handling and disposing of these materials and waste products, we cannot be sure that our safety measures are compliant with legal requirements or adequate to eliminate the risk of accidental injury or contamination. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that we will not violate environmental, health and safety laws as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations is expensive and time consuming, and the failure to comply with past, present, or future laws could result in the imposition of fines, third-party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations. Our liability in such an event may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. Accordingly, violations of present and future environmental laws could restrict our ability to expand facilities, or pursue certain technologies, and could require us to acquire equipment or incur potentially significant costs to comply with environmental regulations.

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

We are subject to income taxes in Luxembourg, the United States and Canada. We have incurred significant losses and have not generated taxable income in these jurisdictions, with the exception of Canada. As of December 31, 2015, we had approximately $17.7 million of net operating loss carryforwards (or NOLs) in Canada.  As of December 31, 2015, we had approximately $116.5 million of U.S. federal tax NOLs. Each jurisdiction in which we operate may have its own limitations on our ability to utilize NOL or tax credit carryovers generated in that jurisdiction. Also, we generally cannot utilize NOLs or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of NOLs or tax credits in other jurisdictions. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined in Section 382 of the Code) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not performed a detailed analysis to determine whether an ownership change has occurred after each of our previous issuances of common stock and warrants. In addition, if we undergo an ownership change as a result of any offerings that we may undertake, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. We have a full valuation allowance against our net deferred tax assets.

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

While our yeast has been approved for use in Canada and has been given the lowest classification in terms of risk, our ability to commercialize our products in the future could be impacted by the following factors:

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

The material weakness identified in our internal control over financial reporting was in the inappropriate review process of non-routine complex financial instruments in an inappropriate review process of non-routine complex financial instruments that may have embedded derivatives or other provisions that may have complex accounting impacts, and resulted in an error in the accounting treatment of the legacy warrants. This error resulted in the reclassification of the legacy warrants from equity to a non-cash liability and in the correction of our comparative consolidated financial statements as presented in the Note 19 of our consolidated financial statements for the year ended December 31, 2015, see Note 19 to the Consolidated Financial Statements (Part II, Item 8).  The accounting treatment of warrants previously issued was reviewed during the quarter ended September 30, 2015, and we determined that the error was limited to these legacy warrants.  Our review process for non-routine complex financial instruments allowed this error to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the years ended June 30, 2009 to December 31, 2014 or any interim condensed consolidated financial statements for the quarters included therein. We have taken certain actions to remediate this material weakness, including, improving processes and implementing additional controls around review of new complex financial instruments to identify appropriate accounting treatment and monitoring implication thereafter, and strengthening management’s review controls.  However, we cannot assure you that these measures will be sufficient to remediate the material weakness that has been identified, or prevent future material weaknesses or significant deficiencies from occurring. We also cannot assure you that we have identified all of our existing material weaknesses. Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of Sarbanes Oxley. In light of the control deficiencies and the resulting material weakness that were previously identified as a result of the limited procedures performed, we believe that it is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes Oxley, additional material weaknesses and significant control deficiencies may have been identified.

If we identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes Oxley, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Under Section 404, we are required to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with the annual report for the year ended December 31, 2018 (or such earlier date if we cease to be an emerging growth company) if we are not a smaller reporting company as of such time, comply with the auditor attestation requirements on the effectiveness of our internal control over financial reporting. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. We cannot assure that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.

As a public company and particularly after we cease to be an “emerging growth company” (and cease to take advantage of certain exceptions from reporting requirements that are available under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as an “emerging growth company”), we incurred and will incur significant legal, accounting, administrative and other costs and expenses that we did not face as a private company. As a public company, we are subject to rules and regulations that regulate corporate governance practices of public companies, including the Exchange Act, the Sarbanes-Oxley Act, and rules promulgated by the NYSE. The compliance with these public company requirements increased and will increase our costs and make some activities more time consuming and may result in a diversion of management’s time and attention from revenue-generating activities. For example, we created new board committees, adopted new internal controls and disclosure controls and procedures, and devoted significant management resources to our SEC reporting requirements. A number of those requirements will require us to carry out activities we have not performed previously. Furthermore, if we are unable to maintain our internal controls and accounting capabilities or subsequently identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), such as that identified in connection with the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2015, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. The additional reporting and other obligations imposed on us by these rules and regulations have increased our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs required and will continue to require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

We are an “emerging growth company” and have elected to take advantage of reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and delaying the adoption of new or revised accounting standards until they are applicable to private companies. As a result of our election to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, our financial statements may not be comparable to companies that comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that comply with public company effective dates. We cannot predict if investors will find our securities less attractive as a result of our choice to rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

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

The process of designing and implementing effective internal controls and procedures, and expanding our internal accounting capabilities, is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to establish and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We cannot be certain at this time whether we will be able to successfully complete the implementation of controls and procedures or the certification and attestation requirements of Section 404. In connection with the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2015, we identified a material weakness in internal control over financial reporting that, if not corrected, could result in a material misstatement in our financial statements.  See “—We identified a material weakness in our internal control over financial reporting as of September 30, 2015 and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.” In the future we may have significant deficiencies, which could cause us to fail to meet the periodic reporting obligations that we will be subject to under Section 404 or result in material misstatements in our financial statements. If we identify and report a material weakness or any additional significant deficiencies, it could adversely affect our stock price.

If securities or industry research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the market price of our securities and trading volume could decline.

The trading market for our securities relies in part on the research and reports that securities and industry research analysts publish about us, our industry and our business. We cannot assure you that any research analysts will continue to provide research coverage on us or our securities. We do not have any control over these analysts. The market price of our securities and trading volumes could decline if one or more securities or industry analysts downgrade our securities, issue unfavorable commentary about us, our industry or our business, cease to cover our company or fail to regularly publish reports about us, our industry or our business.

 Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our quarterly operating results may fluctuate significantly in the future. As a result of these fluctuations, we may fail to meet or exceed the expectations of research analysts covering our company or of investors, which could cause the market price of our securities to decline. Future quarterly fluctuations, many of which are beyond our control, may result from a number of factors, including but not limited to:

•	the timing and cost associated with the construction of our additional planned manufacturing facilities;

•	the level and timing of expenses for product development and sales, general and administrative expenses;

•	delays or greater than anticipated expenses associated with the scale-up and the commercialization of chemicals produced using our processes;

•	our ability to successfully enter into or maintain partnering arrangements, and the terms of those relationships;

•	commercial success with our existing product and success in identifying and sourcing new product opportunities;

•	the development of new competitive technologies or products by others and competitive pricing pressures;

•	fluctuations in the prices or availability of the feedstocks required to produce chemicals using our processes or those of our competitors, including producers of petroleum-based chemicals;

•	changes in demand for our products, including any seasonal variations in demand and fluctuations due to volatility in the global petroleum market;

•	changes in product development costs due to the achievement of certain milestones under third-party development agreements;

•	changes in the amount that we invest to develop, acquire or license new technologies and processes;

•

business interruptions, including disruptions in the production process at any facility where chemicals produced using our processes are manufactured as well as a result of changes in the technologies we employ;

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

Our success will depend, in part, upon our ability to maintain patents and other intellectual property rights to protect our products from competition. We rely principally on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements, and physical security measures to establish and protect the intellectual property rights relevant to our business. We own or have rights in issued patents and pending patent applications in the United States and in certain other jurisdictions. These patents and patent applications cover various aspects of our technologies, including the microorganism (biocatalyst) we use in our fermentation processes, methods of producing our products, and the use of our products in specific applications. In addition, we generally enter into confidentiality and invention assignment agreements with our employees, consultants, contractors, collaboration partners and scientific and other business advisers. These measures, which seek to protect our intellectual property from infringement, misappropriation or other violation, may not be effective for various reasons, including the following:

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

•if we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid, anti-competitive, otherwise unenforceable, or are already licensed to the party against whom we are asserting the claim; and

•other persons may independently develop proprietary technology, information and processes that are functionally equivalent or superior to our proprietary intellectual property and processes but do not infringe or conflict with our patented or unpatented proprietary rights, or may use their own proprietary intellectual property rights to block us from taking full advantage of the market.

Our patent rights may not protect us against competition.

An important part of our business strategy is to obtain patent protection in the United States and in other countries for patent applications that we own or in-license from others that cover certain technologies used in, or relating to, our products and processes. Interpreting the scope and validity of patents and success in prosecuting patent applications involves complex legal and factual questions, and the issuance, scope, validity, and enforceability of a patent cannot be predicted with any certainty. Patents issued or licensed to us may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and/or in territories where we do not have patent protection. Such third parties may then try to sell or import resulting products in and into the United States or other territories. We may be unable to prove that such products were made using our inventions or infringed our intellectual property rights. Additional uncertainty may result from recent changes in the U.S. patent laws under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law on September 16, 2011, and from legal precedent handed down by the U.S. Court of Appeals for the Federal Circuit, the U.S. Supreme Court and the courts of other countries, as they determine legal issues relating to the scope, validity and construction of patent claims. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, and may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

In addition, because patent applications in the United States and in many foreign jurisdictions typically are not published until 18 months after filing, if at all, and because the publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the priority dates of our inventions compared to inventions by others, and uncertainty as to the patentability of the claims in our pending patent applications and the validity and enforceability of claims in our issued patents. Accordingly, we cannot be certain that any of our or our licensors’ patent applications will result in issued patents, or if issued, the validity and/or enforceability of the issued patents. Also, we cannot guarantee that a competing patent application will not be granted with claims that cover our proposed organism or processes, or that our or our licensors’ patent applications or patents will not be subject to an interference proceeding with a competing patent or patent application.

Moreover, we cannot be sure that any of our or our licensors’ patent rights will be broad enough in scope to provide commercial advantage and prevent circumvention. Furthermore, patents are enforceable only for a limited term, and some of the U.S. patents that we have in-licensed exclusively relating to our biocatalyst have started to expire in 2015.

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

Third parties may challenge our or our licensors’ patents via reexamination proceedings or inter partes review in the United States, opposition or cancellation proceedings in Europe, or similar proceedings in other jurisdictions. The outcome of these proceedings can be unpredictable and may result in the claims being substantially narrowed or cancelled altogether. As a result of changes in U.S. patent law under the Leahy-Smith Act, any U.S. patent that we or our licensors obtain having an effective filing date on or after March 16, 2013 could be challenged by a third party using the new post-grant review process, which could result in the claims of the challenged patents being narrowed or even cancelled. Furthermore, in the United States, patents with an effective filing date prior to March 16, 2013 are awarded to the first person to make an invention rather than to the first person to file a patent application, and therefore such patents could be subject to an interference proceeding conducted by the USPTO to determine which party was the first to create an invention. As result, interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights from the prevailing party. As a result, our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may take several years to resolve, result in substantial costs, and distract our management and other employees, and otherwise interfere with the running of our business. We may be unable to prevent, alone or with our licensors, infringement or misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Furthermore, because of the amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Although we are currently unaware of any claims or threatened claims, our ability to manufacture and commercialize our proposed technologies, processes and products depends upon our and our licensors’ ability to develop, manufacture, market, license and/or sell such technologies, processes and products without violating the proprietary rights of third parties. Numerous U.S. and foreign patents and pending patent applications owned by third parties exist in fields that relate to our proposed technologies, processes and products and our underlying methodologies and discoveries. In addition, many companies actively police and enforce their intellectual property rights, including their patent rights, to gain a competitive advantage. Third parties may allege that our existing or proposed technologies, processes and products or our methods infringe their intellectual property rights. It is possible that the number and frequency of lawsuits alleging infringement of intellectual property rights may increase as the number of products and competitors in our market increases. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a greater risk of being the subject of intellectual property infringement claims. We cannot be certain that the conduct of our business does not and will not infringe intellectual property or other proprietary rights of others. If the making, using, selling, offering for sale or importing of our proposed products or practice of our proprietary technologies or processes are found to infringe third party intellectual property rights, including patent rights, we could be prohibited from manufacturing and commercializing the infringing technology, process or product unless we obtain a license under the applicable third party patent and pay royalties or are able to design around such patent. Securing rights to such third party intellectual property, or securing non-enforcement commitments from such third parties, could result in the payment of additional royalty fees in the form of one-time payments and/or running royalties, which would negatively impact our net margins.

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

We are a party to certain license agreements that provide us with the right to practice key technology used in our business. For example, we have entered into license agreements with Cargill for our yeast to produce bio-succinic acid, Davy for catalysts and methods for converting our bio-succinic acid into bio-based 1,4 BDO and Celexion for a metabolic pathway to make C6 compounds, such as adipic acid. All of these license agreements impose various obligations on us, including royalty payments and, in certain instances, milestone payments. If we fail to comply with these or other obligations, certain agreements provide that the licensors may have the right to terminate the license or convert the exclusive license to a nonexclusive license, in which case our competitors may gain access to these important licensed technologies, and we may be unable to develop or market products, technologies or processes covered by the licensed intellectual property. Often our licensors have the right to control the filing, prosecution, maintenance and defense of the licensed intellectual property and, if a third party infringes any of the licensed intellectual property, some of our licensors may control the resulting legal or other proceeding against that third party to stop or prevent such infringement. As a result, our licensors may take actions or make decisions relating to these matters that could harm our business or impact our rights.

Risks Related to Our Common Stock

Our stock price has been and could remain volatile, which could further adversely affect the market price of our stock, our ability to raise additional capital and/or cause us to be subject to securities class action litigation.

The market price of our common stock has historically experienced and may continue to experience significant volatility. Between June 10, 2013 (the date our common stock commenced trading) and December 31, 2015, the sales price of our common stock fluctuated from a high of $15.29 per share to a low of $2.86, and on March 11, 2016, the closing sale price of our common stock was $3.99  per share. Our start of commercial operations of our Sarnia facility, our ability to commence commercial sales and execute on our commercial expansion plan, our quarterly operating results, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates and our ability to meet such estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

The market price of our common stock may be adversely affected by market conditions affecting the stock markets in general, including price and trading fluctuations on the NYSE.

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our common stock and sales of substantial amounts of our common stock in the market, in each case being unrelated or disproportionate to changes in our operating performance. Concerns over global stability and economic conditions in the United States and abroad have contributed to the extreme volatility of the markets which may have an effect on the market price of our common stock.

Future sales of common stock or warrants by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock or warrants in the public market the trading price of our common stock or warrants could decline significantly. We cannot predict the effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market and trading price of our securities. Holders of 8,488,213 shares of our common stock, including the shares of common stock issuable upon exercise of our stock options and all outstanding warrants have the right to require us to register these shares under the Securities Act pursuant to a stockholders’ agreement. If our existing stockholders sell substantial amounts of our common stock or warrants in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market and trading price of our securities, even if there is no relationship between such sales and the performance of our business.

In the future, we may sell additional shares of our common stock to raise capital or issue stock in connection with acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of warrants, stock options and the vesting of restricted stock awards. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market and trading price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Our legacy warrants and IPO warrants contain anti-dilution adjustment mechanisms that may be triggered by issuances of equity by us at prices below the then-prevailing exercise prices for such warrants.

All of the IPO warrants, and the legacy warrants that we issued in June 2009 and April 2011 contain anti-dilution protection in the event that we issue any common stock, securities convertible into common stock, or other securities at a price below the then-existing exercise price of such warrants, with certain exceptions. The anti-dilution protection contains a price adjustment and an adjustment to the number of shares issuable upon exercise of such warrants.  This anti-dilution protection was triggered in connection with our underwritten public offerings in 2015 and January 2016.  The issuance of additional securities in connection with the adjustment to the exercise price of such warrants could result in further dilution to our stockholders.

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

We have offices in Plymouth, Minnesota, Montreal, Canada and Sarnia, Canada.

Our Plymouth research and development facility consists of approximately 27,000 square feet of office and laboratory space, including a state of the art research and development facility with capabilities in molecular biology, fermentation, analytical chemistry, pilot scale catalysis and purification. We lease this space under an agreement that expired on February 29, 2016.  We have extended the lease on a month to month basis and are evaluating several options to optimize our facility costs.

Our head office is located in Montreal, where we occupy a total of approximately 6,786 square feet of administrative office space under a lease that expires in May 2022. We have the option to extend the term of the lease for an additional five-year period.

We are in commercial operation at our production facility in Sarnia, Ontario, with a nameplate capacity of 30,000 metric tons of bio-succinic acid per year. Our joint venture entity with Mitsui has purchased 11.25 acres of land for this facility, and has signed long-term steam and services agreements with LANXESS to serve the facility.

We believe that our current facilities are suitable and adequate to meet our short term needs.

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

	Common Stock		Warrants
	High	Low	High	Low
First Quarter 2016 (through March 11, 2016)	$3.09	$2.86	$1.98	$0.69

First Quarter 2015	$9.99	$7.43	$1.88	$1.40
Second Quarter 2015	$11.30	$8.10	$2.41	$1.41
Third Quarter 2015	$8.72	$4.64	$2.19	$1.51
Fourth Quarter 2015	$8.92	$4.97	$2.03	$1.20

First Quarter 2014	$15.05	$7.37	$3.13	$0.71
Second Quarter 2014	$12.99	$9.05	$2.88	$1.68
Third Quarter 2014	$15.29	$9.66	$2.79	$2.20
Fourth Quarter 2014	$10.80	$7.38	$2.74	$0.80

On March 11, 2016, the last reported sale price for our common stock on the NYSE was $3.99 per share, and the last reported sale price for our warrants was $1.90 per warrant.

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

Stockholders

As of March 11, 2016, there were approximately 100 holders of record of our common stock (not including beneficial holders of stock held in street name) and one holder of record of our publicly traded warrants.

Sales of Unregistered Securities

During the year ended December 31, 2015, we issued an aggregate of 405,370 shares of common stock pursuant to the exercise of unregistered warrants to acquire common stock, pursuant to which exercise we received an aggregate of $253,059.  The issuance of the shares was exempt from registration by virtue of Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2015.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the year ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	12 Months ended December 31, 2015	12 Months ended December 31, 2014	12 Months ended December 31, 2013	12 Months ended December 31, 2012	12 Months ended December 31, 2011
	(in thousands, except share and per share data)
Revenues
Product sales	2,172	1,543	2,665	2,291	560
Total revenues	2,172	1,543	2,665	2,291	560
Cost of goods sold	2,613	6,044	2,689	1,746	837
Gross (loss) profit	(441)	(4,501)	(24)	545	(277)
Operating expenses
General and administrative	10,594	10,655	9,757	11,665	6,776
Research and development, net(1)	20,286	15,156	16,579	20,417	16,717
Sales and marketing	4,002	4,482	4,730	4,193	2,471
Depreciation of property and equipment and amortization of intangible assets	1,080	260	1,165	2,116	522
Impairment loss and write-off of intangible assets	1,141	—	8,619	1,213	—
Foreign exchange (gain) loss	984	151	306	50	99
Operating expenses	38,087	30,704	41,156	39,654	26,585
Operating loss	38,528	35,205	41,180	39,109	26,862
Amortization of deferred financing costs and debt discounts	1,079	292	240	100	12
Financial charges (income) (2)	1,589	11,789	(13,298)	(116)	10,399
(Gain) loss on debt extinguishment	—	171	(314)	—	—
Equity participation in losses of equity method investments	1	—	15	274	—
Other income	(22)	(183)	—	—	—
Loss before income taxes	41,175	47,274	27,823	39,367	37,273
Income taxes	(4)	75	103	55	108
Net loss (2)	$41,171	$47,349	$27,926	$39,422	$37,381
Net loss attributable to:
BioAmber Inc. shareholders (2)	37,226	46,474	27,353	$39,235	$37,150
Non-controlling interest	3,945	875	573	187	231
	$41,171	$47,349	$27,926	$39,422	$37,381
Net loss per share attributable to BioAmber Inc. shareholders—basic	$1.52	$2.32	$1.75	$3.81	$4.72
Weighted-average of common shares outstanding— basic	24,499,970	20,016,180	15,590,814	10,296,633	7,864,371
(1)	Research and development expenses include some costs of production related to product development and are net of research and development tax credits.

(2) In the third quarter of 2015, we reclassified the legacy warrants from stockholders’ equity to liability, with changes in fair value recorded as non-cash financial charges (income) in our consolidated statements of operations and the impact from previous years recorded retrospectively to accumulated deficit. The reclassification was to correct the misapplication of an accounting principle in the third quarter of 2015 and to record the impact from previous years retrospectively. The Company assessed the impact of this adjustment in previous years to be immaterial.

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
	(in thousands)
Cash	$6,974	$51,043	$83,728	$25,072	$47,956
Working capital	(18,838)	34,192	77,150	22,162	44,910
Total assets	143,087	152,440	114,079	50,004	68,096
Long-term debt, including current portion	40,090	37,631	29,730	2,600	255
Total liabilities (1)	72,148	72,174	48,347	19,473	16,064
Accumulated deficit (1)	(198,290)	(161,064)	(114,590)	(87,237)	(48,003)
Shareholders’ equity (1)	46,355	56,076	65,732	30,531	49,187

(1) In the third quarter of 2015, we reclassified the legacy warrants from stockholders’ equity to liability, with changes in fair value recorded as non-cash financial charges (income) in our consolidated statements of operations and the impact from previous years recorded retrospectively to accumulated deficit. The reclassification was to correct the misapplication of an accounting principle in the third quarter of 2015 and to record the impact from previous years retrospectively. The Company assessed the impact of this adjustment in previous years to be immaterial.

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

Additional Information

Our investors and others should note that we announce material financial and other information using our company website (www.bio-amber.com), our investor relations website (investor.bio-amber.com), SEC filings, press releases, public conference calls and webcasts. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.  Information about BioAmber, its business, and its results of operations may also be announced by posts on the following social media channels

—     BioAmber’s Twitter feed (https://twitter.com/bioamber)

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

Overview

We are an industrial biotechnology company producing sustainable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into sustainable chemicals that are cost-competitive replacements for petroleum-derived chemicals, which are used in a wide variety of everyday products including plastics, resins, paints, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We produce bio-succinic acid at our facility in Sarnia, Ontario, pursuant to a joint venture agreement with Mitsui.

We believe we can produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30.00 per barrel, based on management’s estimates of production costs at our facility in Sarnia, Ontario and an assumed corn price of $4.00 per bushel. While we can provide no assurance that we will be able to secure corn at $4.00 per bushel given the fluctuations in corn prices, we believe this assumption is reasonable given the historic price of corn and management’s expectations as to their ability to manage the cost of corn and other inputs for our facility in Sarnia, Ontario. Over the past five years, the price of corn ranged from a low of $2.82 per bushel to a high of $8.44 per bushel. As of March 7, 2016, the spot price was $3.49 per bushel and the six-month forward price was $3.64 per bushel We estimate that a $1.00 increase or decrease in the per bushel price of corn would result in just a $0.024 per pound change in the variable cost of our bio-succinic acid. We expect the productivity of our yeast and on-going process improvements to further reduce our production costs. Our ability to compete on cost is not dependent on government subsidies or tariffs. We began commissioning and start-up of our Sarnia facility in March 2015, achieved mechanical completion in June 2015 and started commercial production in October 2015. We also intend to build and operate additional facilities over the next three to five years.

Prior to the completion of our Sarnia facility, we manufactured our bio-succinic acid at a large-scale demonstration facility in Pomacle, France for five years, under a toll manufacturing arrangement pursuant to which we compensated a third party, including for labor costs and the cost of producing our product. We shipped commercial quantities to customers, such as shipments of one ton super sacks and container loads. We and our customers used the products produced at the facility as part of our efforts to validate and optimize our process and to continue to refine and improve our bio-succinic acid to meet our customers’ specifications. In preparation for transitioning our production from our Pomacle facility to our Sarnia facility, we accumulated a reserve inventory of our product, which was produced at a higher cost per metric ton of succinic acid than that expected cost of production at our Sarnia facility.

As we scale-up our manufacturing capacity at our Sarnia facility, the majority of our revenue will initially come from sales of bio-succinic acid. We intend to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target additional high value-added products, such as bio-based 1,4 BDO, THF, bioplastics, de-icing solutions and plasticizers. In addition, we are also working to expand our product portfolio to additional building block chemicals, including adipic acid and caprolactam.

In the years ended December 31, 2014 and 2015, we have observed a modest shift in our customer base from direct customers to distributors, which has had the effect of reducing the number of purchasers of our product directly from us.  However, we do not believe this channel shift has materially reduced, and do not expect that it will materially reduce, the total amount of product sales or the ultimate number of purchasers of our product.

On May 9, 2013, we raised net proceeds of $71.7 million from the initial public offering of our equity securities. In July 2014, we completed a secondary public offering and issued 3,220,000 shares of common stock, at a public offering price of $12.00 per share, for a total of approximately $36.0 million in net proceeds, after deducting underwriting discounts and commissions and expenses payable by us. On May 6, 2015, we completed the closing of a secondary public offering and issued 3,900,000 shares of common stock, at an offering price to the public of $9.00 per share, for a total of approximately $32.8 million in net proceeds, after deducting underwriting discounts and commissions and expenses payable by us. On January 21, 2016, we completed the closing of a secondary public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share, for a total of approximately $11.8 million in net proceeds, after deducting underwriting discounts and commissions and expenses payable by us.

As of December 31, 2015, we had raised an aggregate of $263.2 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes.

Manufacturing Expansion Plan

In 2011, we entered into a joint venture with Mitsui to finance, build and operate a manufacturing facility in Sarnia, Ontario through our BioAmber Sarnia subsidiary in which we own a 60% equity interest and Mitsui owns the remaining 40%. The joint venture agreement, which was entered into on November 2, 2011 and subsequently amended on January 24, 2014 and February 8 2016, also establishes our non-binding intent to build and operate a BDO and/or succinic acid production facility with Mitsui, which we expect to commission in late 2018.

In the event of an occurrence of a dissolution event prior to December 31, 2020, Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value. The remaining dissolution events giving Mitsui this right are: (i) cumulative losses accrued from 2016 through 2020 exceeding 75% of paid in capital, (ii) no after-tax profit earned in any three consecutive years from 2016 onwards, and (iii) any act of insolvency, bankruptcy, or similar event. Until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a discount of 50% to the cumulative investment value.

For future facilities, we currently expect to fund the construction of these facilities using internal cash flows, minority interest partners, debt financing, government subsidies and we may also require fundraising through the capital markets.

We also expect to grow our revenue base by developing new value-added applications and derivative products. In January 2014, we entered into an offtake supply contract with Vinmar, to supply BDO and THF from a planned facility with an annual capacity of 100,000 metric tons. Under the terms of the 15-year master off-take agreement, Vinmar has committed to purchase 100% of the BDO and THF produced in the 100,000 metric ton per year capacity plant that we plan to build in North America and commission in late 2018. In addition to a guarantee of the purchase of the off-take from the planned facility, Vinmar plans to take an equity stake of at least 10% in the facility and assist in seeking other financing for the planned facility. BDO and THF are building block chemicals used in a wide range of products, including engineering plastics for the automotive industry, polyurethanes, biodegradable plastics, and spandex. While this agreement is binding, our inability to finance and construct the plant would relieve Vinmar of its obligation to purchase BDO and THF under the terms of the offtake agreement. We believe the current size of the global BDO and THF market is approximately $6 billion. We believe our bio-based BDO is cost competitive with petroleum-derived BDO.

We signed a second offtake agreement in July 2014 with Vinmar to supply 10,000 metric tons of bio-succinic acid per year for 15 years from the Sarnia plant. This offtake agreement also includes Vinmar off-taking 50,000 metric tons of the 70,000 metric tons of bio-succinic acid that we plan to produce in our next plant for 15 years. Vinmar has also committed to off-take 150,000 metric tons of the production from a third bio-succinic acid plant with 200,000 metric tons of annual capacity that we plan to build in 2019 and commission in 2021.

Sarnia Facility

Our first commercial-scale facility, which we built in partnership with Mitsui, is located in a bio-industrial park in Sarnia, Ontario. We began commissioning and start-up of this facility in March 2015, achieved mechanical completion in June 2015 and started production in October 2015. The facility has a nameplate capacity of 30,000 metric tons of bio-succinic acid per year. The total construction cost of our facility in Sarnia was approximately $141.5 million, slightly above the initial estimated cost of $125.0 million +/- 10%.  The facility was funded through capital contributions from us and from Mitsui, and interest free and low-interest loans and governmental grants. As of December 31, 2015, we had received loans and grants proceeds from Canadian government agencies of CAD$70.6 million.

Additional Planned Manufacturing Facilities

Based on current estimates and assumptions, we anticipate our second manufacturing facility, which we plan to build in North America and expect to commission in late 2018, to have a projected initial BDO/THF capacity of 100,000 metric tons per year and a bio-succinic acid capacity of 70,000 metric tons per year, with total construction costs of approximately $500.0 million. We have entered into an offtake contract with Vinmar to purchase 100% of the annual production of the BDO and THF from this planned facility, with Vinmar also off-taking 50,000 metric tons of the 70,000 metric tons of bio-succinic acid that we plan to produce from this planned facility for 15 years. In addition, Vinmar plans to invest at least 10% in the equity of the facility and will help us to secure other funding to construct the planned facility. We anticipate that Vinmar and other potential parties will be equity partners in this facility, but we may also seek low interest loans and government subsidies to fund the facility, which would substantially reduce our equity funding requirement.

Our second offtake contract with Vinmar also commits to them to purchase 75% of the production from a third bio-succinic acid plant with 200,000 metric tons per year capacity, which we plan to build in 2019 and commission in 2021.  As part of the BDO offtake agreement, Vinmar has an option to secure 100% of the output from a fourth manufacturing facility that would produce 100,000 metric tons of BDO and THF per year and would be commissioned in 2023 or 2024.

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

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new value-added applications and derivative products. For example, we signed a supply agreement with PTTMCC Biochem in April 2014 for biodegradable plastics, and we have signed additional supply agreements in other new applications such as synthetic leather and other polyurethane applications, including coatings (polyurethane dispersions) made from bio-based succinic acid and recycled PET. We also plan to develop and commercialize derivatives of succinic acid, such as BDO and THF, and to target large and established chemical markets such as adipic acid, where succinic acid can partially substitute the incumbent chemical.

In April 2014, we entered into a three year supply agreement with PTTMCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical Corporation that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and BDO. PTTMCC has constructed a PBS plant in Thailand and is currently ramping-up the plant production, which is expected to consume approximately 14,000 metric tons of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTTMCC Biochem’s total bio-succinic needs until the end of 2017, with approximately 50% of the total purchases under offtake terms. We also entered into a second offtake agreement with Vinmar in July 2014, to supply Vinmar with 10,000 metric tons of bio-succinic acid per year for 15 years from the Sarnia plant. Our arrangements with PTTMCC and Vinmar represent two of the potential customers and applications that we are targeting for the bio-succinic acid produced at our Sarnia facility. These supply agreements reflect our ongoing efforts to expand the succinic acid addressable market into new applications.

We have also entered into several agreements and memorandum of understanding, or MOUs, that contemplate, but do not obligate, us to supply approximately 28,000 metric tons of bio-succinic acid until the end of 2017 and, as we continue operation of our facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers.

Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we have developed our sales and marketing capability and entering into distribution and joint development agreements with strategic partners. On February 8, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a binding term sheet with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which will increase Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of the joint venture.

We are also engaging in a collaborative process with our customers to test and optimize new applications and derivative products such as BDO and THF in order to ensure that they meet specifications in each of their potential applications. We continue to seek to establish supply agreements and distribution agreements with strategic customers as we expand our markets and product offerings.  For example, in October 2014, we entered into a five-year exclusive supply agreement with Xuchuan Chemicals, a global leader in polyester polyols, to supply bio-based succinic acid from our Sarnia facility to be used in manufacturing cast polyurethane elastomers. Xuchuan is initially launching polyurethane (PU) systems for cast polyurethane elastomers (CPU) made with bio-succinic acid. CPU is used in applications including automotive instruments, caster wheels, industrial and mining equipment, power tools, industrial tires, coating rolls, drive belts, mold makers and hoses. By replacing adipic acid with succinic acid, Xuchuan has produced CPUs that offer better properties: they are more abrasion/scratch resistant and more resistant to solvents. Other applications for our bio-based succinic acid include polyurethane elastomers and dispersions for shoe soles and synthetic leather.

Production capacity. Our ability to lower our production costs and drive customer adoption of our product is dependent on our manufacturing strategy. We expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30.00 per barrel. We expect to further reduce costs by implementing on-going process improvements. We intend to capitalize on our first-to-market advantage by rapidly expanding our production capacity and building additional facilities. Our results will be impacted by the speed with which we execute on this strategy, the capital costs and operating expenses of each of these facilities, and the price of oil and the impact it has on the price of petrochemicals our succinic acid substitutes.

Feedstock and other manufacturing input prices. We use sugars that can be derived from wheat, corn, cane and other feedstocks. We intend to locate our facilities near readily available sources of sugars and other inputs, such as steam, electricity and hydrogen, in order to ensure reliable supply of cost-competitive feedstocks and utilities. While our process requires less sugar than most other renewable products and is therefore less vulnerable to sugar price increases relative to other bio-based processes, our margins will be affected by significant fluctuations in these required inputs.

Petroleum prices. We expect sales of our bio-based products to be impacted by the price of petroleum. In the event that petroleum prices increase, we may see increased demand for our products as chemical manufacturers seek lower-cost alternatives to petroleum-derived chemicals. Conversely, a long-term reduction in petroleum prices below $30.00 per barrel may result in our products being less competitive with petroleum-derived alternatives. In addition, oil prices may also impact the cost of certain feedstocks we use in our process, which may affect our operating profits.

Recent Developments

Davy license and engineering agreement

On December 11, 2014, we entered into a license agreement with Davy, and we intend to use the licensed technology in our planned 100,000 metric ton per year capacity plant that uses bio-succinic acid as the feedstock to produce 70,000 metric tons of BDO and 30,000 metric tons of THF. We also secured the right to license the Davy technology for two additional BDO/THF plants. We also entered into an engineering agreement with Davy in relation with the license agreement, under which Davy provides a complete basic engineering package for converting bio-succinic acid to bio-BDO and bio-THF, along with certain pieces of equipment and the catalysts needed to operate the plant.  Davy will also provide on-site construction and commissioning support, and performance guarantees for the subsequent operation of the plant.  As of December 31, 2015, we incurred a total of $3.1 million in license fees and a total of $3.2 million in engineering fees, recorded under intangible assets and property and equipment respectively, in the consolidated balance sheets.

Termination notice of DuPont license agreement

On April 20, 2015, we elected to terminate our license with DuPont for its BDO catalysts as a result of the decision to pursue the BDO technology licensed from Davy. As a result, the carrying value of the DuPont license of $1.1 million was written-off.

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

The completion of this public offering at a public offering price of $9.00 per share triggered an adjustment to the exercise price of the outstanding warrants to purchase common stock that we issued upon the completion of our initial public offering, which we refer to as the IPO Warrants. The exercise price of such warrants was reduced from $11.00 per whole share of common stock to $9.00 per whole share of common stock, pursuant to the terms of such warrants. The exercise price of the warrants that we issued in April 2011, which we refer to as the 2011 Warrants, were also reduced following the completion of this public offering, from $10.35 per share to $10.11 per share, and an additional 4,124 warrants at an exercise price of $10.11 per share were issued.

On January 21, 2016, we completed the closing of another follow-on public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share. The gross aggregate proceeds from this secondary public offering were approximately $13.0 million, with net proceeds of approximately $11.8 million, after deducting underwriting discounts and commissions and expenses payable by us. This public offering also triggered a further adjustment to the exercise price of the outstanding IPO Warrants, from $9.00 per whole share of common stock to $5.00 per whole share of common stock. The exercise price of the 2011 Warrants and the warrants that we issued in June 2009 were also reduced following the completion of this public offering, from $10.11 per share and $5.74 per share, respectively, to $9.65 per share and $5.67 per share, respectively. An additional 4,713 warrants at an exercise price of $10.11 and an additional 2,580 warrants at an exercise price of $5.67 per share were issued following a quantity adjustment triggered by this issuance.

Partial repayment of Tennenbaum loan

On December 16, 2015, we entered into an amendment to our loan agreement, which we refer to as the TCP loan, with funds managed by Tennenbaum Capital Partners, or TCP, to prepay approximately $12.5 million of the outstanding principal amount of the loan, bringing the outstanding principal balance of the loan to $10.0 million as of that date.   Additionally, the amendment eliminated the requirement that we maintain a minimum cash balance, and provided that the amount of indebtedness that we are permitted to allow BioAmber Sarnia to incur would be increased to CAD$72.5 million less the aggregate repayments of principal on such indebtedness.

In connection with this prepayment, we paid half of the end of term charge of $514,781, and the prepayment fee of $374,386 and the remaining other half of the end of term fee associated with the prepayment was deferred, interest free, until the closing of the public offering in January 2016.  Beginning with the payment due on February 1, 2016, the outstanding principal balance of the loan shall be repaid in equal monthly installments so that all principal and interest accrued thereon shall be repaid on the maturity date, which is December 1, 2017. The floating interest rate per annum under the TCP loan is the greater of 9.50% or the three-month LIBOR rate plus 9.27%, and is subject to an end of term charge of 8.25% based on the amount loaned, payable on the date on which the term loan is paid or becomes due and payable in full. At our option, we may prepay some or all of the loan balance, subject to a prepayment fee equal to 3% of the amount prepaid during the term of the Agreement (and a pro rata portion of the end of term fee if the prepayment is less than the full amount of the TCP loan).

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

Mitsui additional capital contribution

On February 8, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a binding term sheet with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which will increase Mitsui’s share ownership to approximately 40%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its board of directors from five to six members, and we and Mitsui have the right to designate three members each.  All BioAmber Sarnia board decisions will have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia board members, except that with respect to the following matters, we, as the controlling shareholder of BioAmber Sarnia, will have a deciding vote and will have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and termination of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  We also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, we would no longer have the deciding votes described in the preceding sentence.

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

Cost of Goods Sold

For products manufactured in Pomacle, France, cost of goods sold consists of the cost to produce finished goods under our tolling arrangement that ended on December 31, 2014. For finished goods produced at Sarnia facility, cost of goods sold consists of costs directly associated with the finish goods production, such as direct materials, direct labor, utilities and certain plant overhead.

The costs to produce product in Pomacle, France, was higher than we expect to incur in the future at Sarnia due to the higher raw material costs such as sugar and utilities, the amount of fixed costs relative to the total production capacity available to us, and the inefficiencies created by the need to stop production from time to time to allocate the capacity to other parties. Going forward, from the succinic acid produced in Sarnia, we expect our cost of goods sold as a percent of revenues to decrease as we will transition from a demo plant production to a full scale commercial production and will benefit from efficiencies in utilizing our yeast in the fermentation process at the Sarnia facility.

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

We expect these expenses to increase in the future as we hire additional management, operational employees and finance and administration staff to respond to a growing revenue base and add infrastructure to support it, particularly as we ramp up commercial-scale production at our Sarnia facility.  We also expect increased costs to comply with the requirements of being a publicly listed company.

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

We expect research and development expenses, including our patent maintenance expenses, to decrease since we have deployed and implemented our bio-succinic acid in a commercial scale manufacturing facility. We expect to continue conducting research and development in-house, but we may require less space than our current 27,000 square foot facility in Plymouth, Minnesota provides. We are currently assessing our options with respect to our research and development needs. Certain research and development activities that can be performed more effectively by outside consultants will be performed with their respective expertise as required.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (salaries, and other personnel-related expenses, including stock-based compensation), marketing services, product development costs, advertising, selling and distributor costs and feasibility study fees.

Following our agreement signed with Mitsui in February 2016, we expect to decrease our sales and marketing efforts while leveraging Mitsui’s global sales platforms along with its dedicated commercial team.

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of the amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. We expect depreciation of property and equipment to increase significantly as our manufacturing facilities are put in to use. As of December 31, 2015, $19.1 million of grants were applied as a reduction of machinery and equipment and building. This reduces depreciation expense over the useful life of the asset.

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

Amortization of Deferred Financing Costs and Debt Discounts

Amortization of deferred financing costs and debt discounts consists primarily of costs from past financings that are recognized over the life of the funding instrument and will continue to increase in line with the expenses incurred to obtain future financing. Those costs are deferred and amortized on a straight-line basis, which is approximately the effective interest method, over the term of the related debt. Amortization of deferred financing costs and debt discounts also includes the accretion of the debt discount on the interest free or low-interest loans received from the government agencies.

Financial Charges (Income), Net

Financial charges (income), net, include interest on long-term debt, end of term accretion charge from the TCP loan and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on the warrants issued in connection with our initial public offering, or IPO, completed on May 9, 2013.

Following the reclassification of the 2009 Warrants and 2011 Warrants from equity to derivative liabilities (refer to the Note 19 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details) in the third quarter of 2015, financial charges (income), net, also includes the gains or losses resulting from the mark-to-market adjustment from those warrants. Those mark-to-market adjustments are non-cash financial charges (income).

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities were valued using the Black-Scholes pricing model at the date of initial issuance and using the closing value as quoted on the New York Stock Exchange at each subsequent balance sheet date. The 2009 Warrants and 2011 Warrants are valued using the Monte Carlo method.

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

Our critical accounting policies are in the annual consolidated financial statements for the year ended December 31, 2015 included in Item 8 in this Annual Report on Form 10-K.These are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Intangible assets

Computer software and license are recorded at cost and are depreciated over their estimated useful lives of between 2 and 5 years using straight-line method. Costs incurred in obtaining patents and licenses with definitive-lived are capitalized and amortized on a straight-line basis over their estimated useful lives, generally between 8 and 15 years.

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

Warrants financial liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in FASB ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities issued in connection with the IPO were valued using the Black-Scholes pricing model at the date of initial issuance and are valued using the closing value as quoted on the New York Stock Exchange at each subsequent balance sheet date. The June 2009 and April 2011 Warrants are valued using the Monte Carlo method.

The liability is presented as warrants financial liability in the consolidated balance sheets, and changes in the fair value of the warrants are reflected in the consolidated statements of operations as part of financial charges (income), net.

See Note 2 to the Consolidated Financial Statements (Part II, Item 8) for a description of recent accounting pronouncements.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Overview of Results of Operations for the Years Ended December 31, 2015 and 2014 (in thousands)

	Year Ended December 31,		Change
	2015	2014
	$	$	$	%
	(in thousands)
Total revenues	$2,172	$1,543	$629	41%
Cost of goods sold	2,613	6,044	(3,431)	-57%
Gross loss	(441)	(4,501)	4,060	-90%
Operating expenses
General and administrative	10,594	10,655	(61)	-1%
Research and development, net	20,286	15,156	5,130	34%
Sales and marketing	4,002	4,482	(480)	-11%
Depreciation of property and equipment and amortization of intangible assets	1,080	260	820	315%
Impairment loss and write-off of property and equipment and intangible assets	1,141	—	1,141	100%
Foreign exchange loss	984	151	833	552%
Operating expenses	38,087	30,704	7,383	24%
Operating loss	38,528	35,205	3,323	9%
Amortization of deferred financing costs and debt discounts	1,079	292	787	270%
Financial charges (income), net	1,589	11,789	(10,200)	-87%
Loss (gain) on debt extinguishment	—	171	(171)	-100%
Equity participation in losses of equity method investments	1	—	1	100%
Other expense (income), net	(22)	(183)	161	-88%
Loss before income taxes	41,175	47,274	(6,099)	-13%
Income (recovery) taxes	(4)	75	(79)	-105%
Net loss	41,171	47,349	(6,178)	-13%
Net loss attributable to:
BioAmber Inc. shareholders	37,226	46,474	(9,248)	-20%
Non-controlling interest	3,945	875	3,070	351%
	41,171	47,349	(6,178)	-13%

Product sales

Product sales increased from $1.5 million for the year ended December 31, 2014 to $2.2 million for the year ended December 31, 2015 due to an increase in product volume sold, partially offset by a decrease in the average selling price.

Cost of goods sold

Cost of goods sold decreased from $6.0 million for the year ended December 31, 2014 to $2.6 million for the year ended December 31, 2015. This decrease is primarily due to a non-cash charge from an inventory reserve of $2.5 million taken in 2014, as opposed to an inventory reserve of approximately $300,000 in 2015, related to our inventory produced in Pomacle, France. This decrease is also due to toll-manufacturing fixed cost charges of $1.2 million recorded as cost of goods sold in 2014, which did not occur in 2015, but was partially offset by under-absorption of Sarnia production costs recorded in costs of goods sold in 2015, and lower unit inventory cost in 2015, due to prior year inventory reserve taken.

General and administrative expenses

General and administrative expenses slightly decreased by $61,000 to $10.6 million for the year ended December 31, 2015 as compared to $10.7 million for the year ended December 31, 2014. The decrease is primarily due to an expense of $0.6 million in stock-based compensation due to stock option cancellations in the second quarter of 2014, which did not occur in 2015. This decrease was partially off-set by financing fees incurred related to financing not pursued.

Research and development expenses, net

Research and development expenses, net, increased by $5.1 million to $20.3 million for the year ended December 31, 2015 as compared to $15.2 million for the year ended December 31, 2014. This was primarily due by an increase in expenses related to the commissioning and start-up of the Sarnia plant and an increase in royalty’s payment from new technology agreement with Reverdia signed in December 2015. This was partially offset by a decrease in BDO related expenses that are now performed mainly by Davy under the license agreement, which is being capitalized, and a decrease in stock-option compensation expenses related to the stock option cancellations in the second quarter of 2014, which did not occur in 2015.

Sales and marketing expenses

Sales and marketing expenses decreased by $480,000 to $4.0 million for the year ended December 31, 2015 as compared to $4.5 million for the year ended December 31, 2014. The decrease is primarily due to a decrease in stock-based compensation expense due the stock option cancellations in the second quarter of 2014, which did not occur in 2015.

Depreciation of property and equipment and amortization intangible assets

Depreciation of property and equipment and amortization of intangible assets expense increased by $0.8 million to $1.1 million for the year ended December 31, 2015 as compared to $260,000 for the year ended December 31, 2014. This increase is due to the depreciation of the Sarnia facility assets associated with the beginning of the Sarnia production in the fourth quarter of 2015.

Impairment loss and write-off of property and equipment and of intangible assets

On April 20, 2015, we elected to terminate our license with DuPont for their BDO catalysts as a result of the decision to pursue the BDO technology licensed from Davy. As a result, the carrying value of the DuPont license of $1.1 million was written-off.

Foreign Exchange loss

The foreign exchange loss increased by $0.8 million to $0.9 million for the year ended December 31, 2015 as compared to $151,000 for the year ended December 31, 2014. The foreign exchange loss was driven by a strengthening of the U.S. Dollar versus the Canadian Dollar during the year ended December 31, 2015, which impacted the Canadian Dollar cash balances being carried on our books to meet vendor obligations for the Sarnia operations.

Financial charges (income), net

Financial charges (income), net comprised of a loss of $1.6 million for the year ended December 31, 2015 as compared to an income of $11.8 million for the year ended December 31, 2014. This expense decrease was due to the mark-to-market adjustment change of $9.5 million on our IPO Warrants and our 2011 Warrants and 2009 Warrants, and the decrease in the end of the term charge in 2015, due to acceleration of the end of term charge recorded in 2014 from the pre-payment of the loan with Hercules Technology Growth Capital in December 2014.

Overview of Results of Operations for the Years Ended December 31, 2014 and 2013 (in thousands)

	Year Ended December 31,		Change
	2014	2013
	$	$	$	%
Total revenues	1,543	2,665	(1,122)	-42%
Cost of goods sold	6,044	2,689	3,355	125%
Gross loss	(4,501)	(24)	(4,477)	18654%
Operating expenses
General and administrative	10,655	9,757	898	9%
Research and development, net	15,156	16,579	(1,423)	-9%
Sales and marketing	4,482	4,730	(248)	-5%
Depreciation of property and equipment and amortization of intangible assets	260	1,165	(905)	-78%
Impairment loss and write-off of property and equipment and intangible assets	—	8,619	(8,619)	-100%
Foreign exchange loss (gain)	151	306	(155)	-51%
Operating expenses	30,704	41,156	(10,452)	-25%
Operating loss	35,205	41,180	(5,975)	-15%
Amortization of deferred financing costs and debt discounts	292	240	52	22%
Financial charges (income), net	11,789	(13,298)	25,087	-189
Loss (gain) on debt extinguishment	171	(314)	485	-154%
Equity participation in losses of equity method investments	—	15	(15)	-100%
Other expense (income), net	(183)	—	(183)	100%
Loss before income taxes	47,274	27,823	19,451	70
Income taxes	75	103	(28)	-27%
Net loss	47,349	27,926	19,423	48
Net loss attributable to:
BioAmber Inc. shareholders	46,474	27,353	19,121	70
Non-controlling interest	875	573	302	53%
	47,349	27,926	19,423	70

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

Financial charges (income), net

Financial charges (income), net comprised of a loss of $11.8 million for the year ended December 31, 2014 as compared to an income of $13.3 million for the year ended December 31, 2013. This expense increase was due to the mark-to-market adjustment change of $23.4 million on the IPO Warrants, the June 2009 Warrants and the April 2011 Warrants, the increase in the interest expense and the end of the term charge on HTGC loan for a total of $3.0 million, and the issuance costs of $1.1 million related to warrants issued during our IPO in 2013.

Equity participation in losses of equity method investments

Equity participation in losses of equity method investments decreased by $15,000 to nil for the year ended December 31, 2014, due to lower losses incurred by AmberWorks LLC, a joint venture that was formed on February 15, 2012.

Liquidity and Capital Resources

From inception through December 31, 2015, we have funded our operations primarily from an aggregate of $263.2 million raised from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, including net proceeds of $32.8 million from our May 2015 public offering of our common stock. We also received CAD$70.6 million from loan and grants proceeds from various Canadian government agencies and net proceeds of

$24.5 million from a three year term loan with TCP.  On January 15, 2016, we completed a public offering and received a net amount of $11.8 million from the issuance of common stock, to fund our corporate cash needs.

We began commissioning and start-up of our Sarnia facility in March 2015, achieved mechanical completion in June 2015 and started production in the last quarter of 2015.  In addition to some remaining capital expenditures payable, we will require funds to ramp up production levels at our Sarnia operations, and build inventory levels, which are expected to be funded by us through available cash, additional loans, and Mitsui’s capital contribution. On February 8, 2016, Mitsui agreed to provide an additional capital contribution of $CAD 25.0 million, for an additional 10% of share ownership.

In addition, we will require funds for our research and development programs and for general corporate purposes, which are expected to be funded by equity issuance, debt refinancing and/or by reducing or delay operating expenses as deemed appropriate.

Based on these funding activities, the additional equity from our partner Mitsui, the cash on hand at December 31, 2015, combined with the previously committed funding from grants not yet drawn as of December 31, 2015, we believe that we have sufficient cash to fund our operations for at least the next twelve months.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(32,199)	$(22,453)	$(27,525)
Net cash used in investing activities	(64,803)	(85,018)	(12,788)
Net cash provided by financing activities	54,888	78,655	99,923

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the year ended December 31, 2015 of $32.2 million reflected our net loss of $41.2 million, which was adjusted for non-cash net charges, of $6.4 million and a positive change in operating assets and liabilities of $2.6 million. Non-cash expense adjustments included mainly stock-based compensation of $4.8 million and a gain on the mark-to-market accounting for our IPO warrants and 2011 Warrants and 2009 Warrants of $2.3 million. The change in operating assets and liabilities is a net inflow of $2.6 million due to a decrease in current assets and current liabilities.

Cash used in operating activities during the year ended December 31, 2014 of $22.5 million reflected our net loss of $47.3 million, which was adjusted for non-cash net charges, of $14.3 million and a positive change in operating assets and liabilities of $10.6 million. Non-cash expense adjustments included mainly stock-based compensation of $6.9 million and a gain on the mark-to-market accounting for warrants that were part of the units issued in our IPO of $7.3 million. The change in operating assets and liabilities is a net inflow of $10.6 million due to a decrease in current assets which offsets an increase in current liabilities.

Cash used in operating activities during the year ended December 31, 2013 of $27.5 million reflected our net loss of $27.9 million, which was adjusted for non-cash net charges, of $822,000 and a negative change in operating assets and liabilities of $420,000. Non-cash expense adjustments included depreciation and amortization of assets of $1.2 million, stock-based compensation of $6.7 million, and the impairment loss and write-off of property and equipment and of intangible assets of $8.6 million. Non-cash gain adjustments included the gain on the mark-to-market accounting for our IPO warrants and 2011 Warrants and 2009 Warrants of $16.2 million and the gain on debt extinguishment of $ 0.3 million. The change in operating assets and liabilities is a net outflow of $420,000 due to an increase in current assets which offsets an increase in current liabilities.

Investing activities

Cash used in investing activities during the year ended December 31, 2015 of $64.8 million represented mostly property and equipment purchases related to the building of our facility in Sarnia, Ontario.

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

Financing activities

Cash provided by financing activities during the year ended December 31, 2015 of $54.9 million included the proceeds from issuance of shares including the May 2015 public offering, for a total of $33.1 million, an additional disbursement of $29.9 million from the government under the actual loans and grants agreements and  the loan proceeds of the CAD$20.0 million commercial loan from a financial consortium including Export Canada Development (EDC), Comerica, and Farm Credit Canada. It also included capital contributions by Mitsui to our BioAmber Sarnia joint venture of $8.9 million, and repayment of our long term loans for a total of 16.1 million.

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

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office spaces and contractual commitments related to license agreements. The following table summarizes these contractual obligations at December 31, 2015:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt (including interest payments)	$57,711	$12,186	$17,852	$15,018	$12,655
Operating leases(1)	1,029	186	284	315	243
Minimum royalty payments(2)	9,113	888	1,700	1,100	5,425
Purchase commitments(3)	14,334	1,782	3,889	3,889	4,774
Total	$82,187	$15,042	$23,725	$20,322	$23,097

(1)	We lease our premises, except for the Sarnia facility
(2)

We entered into exclusive license agreements and technology access agreement that provide for the payment of minimal annual royalties. As of December 31, 2015, we had contractual agreements with 5 partners that involve minimum annual royalties. The royalties that we owe are in return for use of proprietary tools, patents and know-how.

(3)	BioAmber Sarnia entered into a supply steam agreement and a service agreement with Lanxess, which includes fixed minimum annual payments.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $7.0 million at December 31, 2015. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%, and our long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the 3 month LIBOR rate and the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase

Commodity Price Risk

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

We expect our foreign currency risk to increase with the ramp-up of our Sarnia facility, as our sources of cash will be primarily in U.S. dollars, while our uses of cash will be primarily in Canadian dollars. We will monitor foreign currency exposures and will look to mitigate exposures through normal business operations such as manufacturing and selling in the same currencies where practical.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BioAmber Inc.

We have audited the accompanying consolidated balance sheets of BioAmber Inc. and subsidiaries (the “Company”) as at December 31, 2015 and December 31, 2014 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BioAmber Inc. and subsidiaries as at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP1

Montreal, Canada

March 15, 2016

[1]	CPA auditor, CA, public accountancy permit No. A118581

BIOAMBER INC.

Consolidated Statements of Operations

	Year Ended December 31
	2015	2014	2013
	$	$	$
Revenues
Product sales	2,171,952	1,543,051	2,665,237
Total revenues	2,171,952	1,543,051	2,665,237
Cost of goods sold excluding depreciation and amortization	2,612,780	6,043,792	2,689,019
Gross loss	(440,828)	(4,500,741)	(23,782)
Operating expenses
General and administrative	10,594,302	10,655,053	9,757,028
Research and development, net	20,285,608	15,155,608	16,579,236
Sales and marketing	4,002,156	4,481,946	4,730,036
Depreciation of property and equipment and amortization of intangible assets	1,080,440	260,472	1,164,582
Impairment loss and write-off of property and equipment and of intangible assets (Note 2 and 6)	1,141,000	—	8,619,405
Foreign exchange loss	984,324	151,102	305,874
Operating expenses	38,087,830	30,704,181	41,156,161
Operating loss	38,528,658	35,204,922	41,179,943
Amortization of deferred financing costs and debt discounts	1,077,608	291,659	240,463
Financial charges (income), net (Note 10)	1,589,080	11,789,192	(13,297,959)
Loss (gain) on debt extinguishment, net (Note 8)	—	170,729	(314,305)
Equity participation in losses of equity method investment (Note 3)	646	216	15,496
Other (income) expense, net	(21,565)	(183,174)	—
Loss before income taxes	41,174,427	47,273,544	27,823,638
Income taxes (Note 14)	(3,786)	75,371	102,794
Net loss	41,170,641	47,348,915	27,926,432
Net loss attributable to:
BioAmber Inc. shareholders	37,225,878	46,474,025	27,352,908
Non-controlling interest	3,944,763	874,890	573,524
	41,170,641	47,348,915	27,926,432
Net loss per share attributable to BioAmber Inc. shareholders - basic	$1.52	$2.32	$1.75
Weighted-average of common shares outstanding - basic	24,499,970	20,016,180	15,590,814

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31
	2015	2014	2013
	$	$	$
Net loss	41,170,641	47,348,915	27,926,432
Foreign currency translation adjustment	15,083,129	5,927,968	339,000
Total comprehensive loss	56,253,770	53,276,883	28,265,432
Total comprehensive loss attributable to:
BioAmber Inc. shareholders	47,750,298	50,732,670	27,631,922
Non-controlling interest	8,503,472	2,544,213	633,510
	56,253,770	53,276,883	28,265,432

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2015	2014
	$	$
Assets
Current assets
Cash and Cash equivalents	6,973,591	51,042,752
Accounts receivable	978,634	476,851
Inventories (Note 4)	1,749,224	1,801,826
Prepaid expenses and deposits	579,864	765,539
Valued added tax, income taxes and other receivables	562,800	3,005,153
Total current assets	10,844,113	57,092,121
Property and equipment, net (Note 5)	122,542,688	88,664,899
Investment in equity method and cost investments (Note 3)	447,035	34,817
Intangible assets, net (Note 6)	6,352,091	4,332,911
Goodwill	625,364	625,364
Restricted cash	540,975	646,500
Deferred financing costs (Note 8)	1,734,930	1,043,788
Total assets	143,087,196	152,440,400

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	15,834,274	16,459,918
Income taxes payable (Note 14)	112,256	204,096
Accounts payable Agro-industries Recherches et Développements (“ARD”)	—	983,465
Deferred grants (Note 9)	3,437,791	2,274,802
Short-term portion of long-term debt (Note 8)	10,297,542	2,977,707
Total current liabilities	29,681,863	22,899,988
Long-term debt (Note 8)	29,791,538	34,653,101
Warrants financial liability (Note 13 and 19)	12,231,906	14,493,864
Other long-term liabilities	443,135	127,500
Total liabilities	72,148,442	72,174,453
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 12)	24,583,636	24,190,412
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 26,181,753 and 21,836,046 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	261,817	218,360
Additional paid-in capital	258,792,171	220,460,559
Warrants	748,075	1,093,263
Accumulated deficit	(198,289,897)	(161,064,019)
Accumulated other comprehensive loss	(15,157,048)	(4,632,628)
Total BioAmber Inc. shareholders’ equity	46,355,118	56,075,535
Total liabilities and equity	143,087,196	152,440,400

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$	$
Balance at January 1, 2013	10,349,815	103,498	113,780,846	1,154,160	1,219,202	(87,237,086)	(94,969)	2,759,435	30,530,926
Release of shares - Sinoven	63,000	630	(630)	—	—	—	—	—	—
Cancelation of shares - Sinoven	—	—	(140,000)	—	—	—	—	—	(140,000)
Stock-based compensation (Note 13)	—	—	6,731,539	—	—	—	—	—	6,731,539
IPO proceeds	8,000,000	80,000	79,920,000	—	—	—	—	—	80,000,000
IPO costs	—	—	(7,136,291)	—	—	—	—	—	(7,136,291)
Warrants issued at IPO	—	—	(16,148,000)	—	—	—	—	—	(16,148,000)
Warrants exercised	145,554	1,456	268,470	(145,554)	(110,622)	—	—	—	159,304
Net loss	—	—	—	—	—	(27,352,908)	—	(573,524)	(27,926,432)
Foreign currency translation	—	—	—	—	—	—	(279,014)	(59,986)	(339,000)
Balance at December 31, 2013	18,558,369	185,584	177,275,934	1,008,606	1,108,580	(114,589,994)	(373,983)	2,125,925	65,732,046

Stock-based compensation (Note 13)	—	—	6,949,205	—	—	—	—	—	6,949,205
Reclassification of non-controlling interest to redeemable non-controlling interest (Note 12)	—	—	—	—	—	—	—	(2,125,925)	(2,125,925)
Issuance of shares , net of issuance costs	3,220,000	32,200	36,027,708	—	—	—	—	—	36,059,908
Warrants exercised/expired	26,976	269	23,164	(63,175)	(15,317)	—	—	—	8,116
Stock options exercised	30,701	307	184,548	—	—	—	—		184,855
Net loss	—	—	—	—	—	(46,474,025)	—	—	(46,474,025)
Foreign currency translation	—	—	—	—	—	—	(4,258,645)	—	(4,258,645)
Balance at December 31, 2014	21,836,046	218,360	220,460,559	945,431	1,093,263	(161,064,019)	(4,632,628)	—	56,075,535

Stock-based compensation (Note 13)	—	—	4,790,608	—	—	—	—	—	4,790,608
Issuance of shares , net of issuance costs	3,900,000	39,000	32,741,069	—	—	—	—	—	32,780,069
Warrants exercised/expired /cancelled	405,370	4,054	594,047	(454,195)	(345,188)	—	—	—	252,913
Stock options exercised	40,337	403	205,888	—	—	—	—	—	206,291
Net loss	—	—	—	—	—	(37,225,878)	—	—	(37,225,878)
Foreign currency translation	—	—	—	—	—	—	(10,524,420)	—	(10,524,420)
Balance at December 31, 2015	26,181,753	261,817	258,792,171	491,236	748,075	(198,289,897)	(15,157,048)	—	46,355,118

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2,015	2014	2013
	$	$	$
Cash flows from operating activities
Net loss	(41,170,641)	(47,348,915)	(27,926,432)
Adjustments to reconcile net loss to cash:
Stock-based compensation	4,790,608	6,949,205	6,731,539
Depreciation of property and equipment and amortization of intangible assets	1,080,440	260,472	1,164,582
Impairment loss and write-off of property and equipment and of intangible assets	1,141,000	—	8,619,405
Amortization of deferred financing costs and debt discounts	1,077,608	291,659	240,463
Equity participation in losses of equity method investments	646	216	15,496
Other long-term liabilities	42,952	45,000	45,000
Financial charges (income), net (Note 10)	(1,747,176)	6,759,357	(15,680,143)
(Gain) loss on debt extinguishment (Note 8)	—	(49,724)	(314,305)
Changes in operating assets and liabilities
Change in accounts receivable	(581,072)	278,136	(158,816)
Change in inventories	(8,055)	1,220,113	(521,083)
Change in prepaid expenses and deposits	124,520	3,517,713	(2,488,544)
Change in value added tax, income taxes and other receivables	2,323,382	(1,443,446)	(61,012)
Change in accounts payable to ARD	(983,465)	819,267	(144,371)
Change in accounts payable and accrued liabilities	1,710,534	6,247,972	2,953,225
Net cash used in operating activities	(32,198,719)	(22,452,975)	(27,524,996)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets	(64,390,137)	(85,014,063)	(12,788,350)
Change in restricted cash	—	(678,450)	—
Capital redistribution from (investment in) equity method and cost investments (Note 3)	(412,433)	675,000	—
Net cash used in investing activities	(64,802,570)	(85,017,513)	(12,788,350)

Cash flows from financing activities
Deferred financing costs	(1,144,394)	(1,077,079)	(792,960)
Issuance of long-term debt (Note 8)	21,967,288	33,740,574	26,692,204
Repayment of long-term debt (Note 8)	(16,058,642)	(25,000,000)	—
Government grants (Note 9)	7,946,840	10,131,666	1,141,242
Net proceeds from issuance of common shares	33,280,167	36,250,737	159,304
Proceeds from issuance of shares by a subsidiary (Note 12)	8,896,696	24,608,700	—
Net proceeds on issuance of units (Note 13)	—	—	72,863,709
Cancellation of shares	—	—	(140,000)
Net cash provided by financing activities	54,887,955	78,654,598	99,923,499
Foreign exchange impact on cash	(1,955,827)	(3,869,557)	(954,291)
(Decrease) increase in cash	(44,069,161)	(32,685,447)	58,655,862
Cash and cash equivalents, beginning of period	51,042,752	83,728,199	25,072,337
Cash and cash equivalents, end of period	6,973,591	51,042,752	83,728,199
Supplemental cash flow information:	—
Non-cash transactions:
Construction in-progress costs and fixed assets not yet paid	8,290,288	8,856,101	2,646,963
Amortization of debt discounts capitalized to Fixed Assets	2,002,278	814,653	300,000
Interest paid	2,943,000	2,413,828	1,090,278

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

In September 2010, the Company acquired the 50% interest in its joint venture Bioamber S.A.S. that it did not already own. Concurrent with this acquisition, the Company changed its name from DNP Green Technology, Inc. to BioAmber Inc. and changed its fiscal year end from June 30 to December 31. Bioamber S.A.S. had been wholly owned by the Company until its liquidation in December 2014.

2. Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“ US GAAP”) and comprise the financial position and results of operations of BioAmber Inc., and all its subsidiaries, which include BioAmber Canada Inc., Sinoven Biopolymers Inc. and BioAmber Sarnia Inc (“BioAmber Sarnia”). Intercompany balances and transactions have been eliminated upon consolidation. The Financial Accounting Standards Board (“FASB”) sets GAAP to ensure financial condition, results of operations and cash flows are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“FASB ASC”).

Risk and uncertainties

       BioAmber is an industrial biotechnology company producing sustainable chemicals. The Company’s activities since inception have consisted principally of raising capital for performing research and development activities, developing markets related to its bio-succinic acid product and derived products, acquiring technology patents, producing and selling bio-succinic acid from a large-scale demonstration facility in Pomacle, France and from its Sarnia facility, and building its Sarnia facility. The attainment of profitable operations is dependent upon future events, including operation of the commercial-scale manufacturing facility in Sarnia, Ontario, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel.

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

Restricted Cash

Cash amounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2015 and December 31, 2014, the Company had $540,975 and $646,500, respectively, of restricted cash held in an escrow account as a guarantee to a long-term supply agreement. See also Note 17.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company believes it is not exposed to significant credit risk related to cash, cash equivalents and accounts receivable. As of December 31, 2015 and 2014, the Company did not have any provision for doubtful accounts.

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

Property and equipment

Property and equipment are recorded at cost and are amortized over their estimated useful lives using the straight-line method over the following periods:

Building	40 years
Furniture and Fixtures	5-8 years
Machinery and Equipment	5-20 years
Computers, Office Equipment and Peripherals	3-7 years

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

Intangible assets

Computer software and license are recorded at cost and are depreciated over their estimated useful lives of between 2 and 5 years using the straight-line method.

Costs incurred in obtaining patents and licenses with definite-lived are capitalized and amortized on a straight-line basis over their estimated useful lives, generally between 5 and 15 years.

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

To test indefinites-lives intangible assets for impairment in accordance with FASB ASC 350-Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not, that the asset is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

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

If the net book value exceeds its fair value, then the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. In calculating the fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the reporting unit over the amount assigned to its other assets and liabilities is the fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its fair value. There was no impairment of goodwill recorded for the years ended December 31, 2015, 2014 and 2013.

Asset retirement obligation

Management assesses the potential asset retirement obligation upon acquisition of its assets or entering into lease arrangements. If a reasonable estimate of the fair value of the liability can be made, the Company recognizes the retirement obligation. During the year ended December, 31, 2015, 2014 and 2013, the Company recorded an amount of $45,000 respectively, for the cost of restoring the premises on the termination date of its leased premises in Plymouth, USA. The cumulative amount to be recognized over the 4 year-term of the lease is $180,000. The amounts accrued as at December 31, 2015 and December 31, 2014 are recorded in the other long-term liabilities on the consolidated balance sheet.

Long-lived asset impairment

Management assesses the fair value of its long-lived assets in accordance with FASB ASC 360, Property, Plant, and Equipment. At the end of each reporting period, it evaluates whether there is objective evidence of events or changes in business conditions which suggest that an asset may be impaired.

In such cases the Company determines the fair value based upon forecasted cash flows that the assets are expected to generate and the net proceeds expected from their sale. If the carrying amount exceeds the fair value of the assets, estimated by discounting cash flows techniques, an impairment charge is recorded. The impairment charge is determined as the difference between the fair value of the assets and their corresponding carrying value.

As a result of the Company’s board of directors approving the transition from an E. coli-based technology to yeast-based technology in the second quarter of 2013, the Company conducted an analysis of the costs capitalized in construction in-progress to determine whether such costs would still provide future benefits as part of the planned manufacturing facility in Sarnia, Ontario. The assessment conducted by the Company identified certain costs that were no longer useful for a productive process based on its yeast-based technology. Accordingly, the Company recognized a write-off of construction in-progress in an amount of $834,000 during the second quarter of 2013.

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

Warrants financial liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in FASB ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities issued in connection with the IPO were valued using the Black-Scholes pricing model at the date of initial issuance and are valued using the closing value as quoted on the New York Stock Exchange at each subsequent balance sheet date. The June 2009 and April 2011 Warrants are valued using the Monte Carlo method.

The liability is presented as warrants financial liability in the consolidated balance sheets, and changes in the fair value of the warrants are reflected in the consolidated statements of operations as part of financial charges (income), net.

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

The Company’s revenues represent sales of bio-succinic acid to a limited number of customers. During the year ended December 31, 2015, 31% of its sales were to PTTMCC Biochem Company Ltd. During the year ended December 31, 2014, 47% of its sales were to International Flavor and Fragrances, Inc, (“IFF”),, Brenntag AG (“Brenntag”) and Olon Italy.

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

Stock-based compensation

The Company accounts for its stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Stock options are granted to employees at exercise prices equal to the estimated fair value of the Company’s stock at the grant dates. Stock options vest generally over four years and have a term of ten years. Each stock option entitles the holder to purchase one share of common stock from the Company’s authorized shares. Compensation expense is recognized over the period during which an employee is required to provide services in exchange for the award, which is generally the vesting period.

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

Environmental liabilities

The nature of the Company’s operations requires compliance with environmental laws and regulations set by the governmental authorities in the jurisdictions in which the Company operates. It will develop policies and practices for the remediation of the effects of release or disposal of materials at its locations. Any resulting environmental liabilities will be recorded when they are probable and management can reliably estimate their amount. As of December 31, 2015, and each prior balance sheet date presented, no environmental liabilities have been identified.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2017, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The impact for the Company financial statements will be a reclassification of deferred financing costs against long-term debt in the consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU-2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”).  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016.  The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

In February 2016, the FASB issued Accounting ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

3. Equity and Cost Investments

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

AmberWorks had total assets of $69,202 and $69,634 and total liabilities of nil as of December 31, 2015 and December 31, 2014, respectively. Sinoven’s share of net assets amounted to $34,601 and $34,817 as at those dates.

       On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in a start-up private company, which represents a 6.6% ownership interest, and is being accounted under the cost investment method.

4. Inventories

	December 31,	December 31,
	2015	2014
	$	$
Finished goods	904,846	1,801,826
Work in progress	94,675	—
Raw material	610,773	—
Supplies and spare parts	138,930	—
Total	1,749,224	1,801,826

The Company recorded an inventory reserve of approximately $300,000, $2.3 million and nil in the year ended December 31, 2015, 2014 and 2013 respectively.

5. Property and equipment

	Estimated
	Useful	December 31,	December 31,
	Life	2015	2014
	(years)
		$	$
Land		242,957	290,349
Building	40	85,597,851	—
Machinery and equipment	5 - 20	31,407,524	1,215,561
Furniture and fixtures	5 - 8	122,285	77,448
Computers, office equipment and peripherals	3 - 7	182,720	134,248
Leasehold improvement	10	330,283	12,342
Construction in-progress		5,902,054	101,664,351
Grants applied to construction in-progress		—	(14,362,312)
		123,785,674	89,031,987
Less: accumulated depreciation		(1,242,986)	(367,088)
Property and equipment, net		122,542,688	88,664,899

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $1,012,320, $209,973 and $162,614 for the years ended December 31, 2015, 2014 and 2013 respectively.

6. Intangible assets

	December 31,	December 31,
	2015	2014
	$	$

License with indefinite-lived	3,106,767	—
Acquired licenses with definite-lived	3,017,550	4,158,550
Computer software and licenses	398,048	279,201
Less: accumulated amortization	(170,274)	(104,840)
Intangible assets, net	6,352,091	4,332,911

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $68,120, $50,499 and $1,001,968 for the years ended December 31, 2015, 2014 and 2013 respectively.

On December 11, 2014, the Company entered into a license agreement with Johnson Matthey Davy Technologies (Davy). The Company intend to use the technology licensed from Davy in its planned 100,000 metric ton per year capacity plant that will use bio-succinic acid as the feedstock to produce 70,000 metric tons of BDO and 30,000 metric tons of THF. The Company also secured the right to license the Davy technology for two additional BDO/THF plants. As of December 31, 2015, an amount of $3,106,767 was capitalized as a license fee under the Davy license.

On April 20, 2015, the Company elected to terminate its license with DuPont for their catalysts following the decision to pursue with the BDO technology licensed from Davy for all future plants, in addition to the planned 100,000 ton per year capacity plant. As a result, the carrying value of the DuPont license of $1,141,000 was written off during the second quarter of 2015.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	December 31,
	2015	2014
	$	$
Trade accounts payable	12,006,592	13,184,825
Accrued payroll and bonus	1,049,637	2,232,590
Consulting and legal fees	2,021,858	614,993
Accrued interest	282,506	98,958
Other	473,681	328,552
Total	15,834,274	16,459,918

8. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of its manufacturing facility in Sarnia, Ontario, Canada:

i)	Sustainable Jobs and Investment Fund (SJIF)

On September 30, 2011, BioAmber Sarnia and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $10,819,500 when converted into U.S. dollars as of December 31, 2015, was granted to BioAmber Sarnia, according to the following principal terms:

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

During 2013, BioAmber Sarnia received the first disbursement of CAD$929,000, or $670,088 when converted into U.S. dollars as of December 31, 2015. The loan was originally recorded at $358,936 when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $311,152 when converted into U.S. dollars as of December 31, 2015 was recorded as a short term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

During 2014, BioAmber Sarnia received the second and third disbursement for a total of CAD$6,321,000, or $4,559,337 when converted into U.S. dollars as of December 31, 2015. The loan was originally recorded at $2,390,953 when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $2,168,384 when converted into U.S. dollars as of December 31, 2015 was recorded as a grant classified in reduction of the cost of construction in-progress.

During 2015, BioAmber Sarnia received the fourth and the fifth disbursement for a total of CAD$7,750,000, or $5,590,075 when converted into U.S. dollars as of December 31, 2015. The loan was originally recorded at $3,112,791 when converted into U.S.

dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $2,477,284 when converted into U.S. dollars as of December 31, 2015 was recorded as a short term deferred grant and subsequently reclassified to reduce the cost of construction in-progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

ii)	Sustainable Chemistry Alliance (SCA)

In November 2011, BioAmber Sarnia entered into a loan agreement with Sustainable Chemistry Alliance in the amount of CAD$500,000, or $360,650 when converted into U.S. dollars as of December 31, 2015. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed $45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender. These covenants were met as of December 31, 2015.

In July 2014, the loan agreement was amended to increase the third party credit facilities from $45 million in the aggregate as described above, to $60 million in the aggregate.

The loan was originally recorded at $168,125, when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan of $174,493 was recorded as a deferred grant, and subsequently reclassified against operating expenses during the period ended December 31, 2015 (see Note 9).

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (FEDDEV)

On September 30, 2011, BioAmber Sarnia and Canadian Federal Economic Development Agency entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD $12,000,000 or $8,655,600 when converted into U.S. dollars as of December 31, 2015, was granted to BioAmber Sarnia. The loan is non-interest bearing with repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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
(c)	The Company will not alter the project nor project management without prior written consent of the Minister
(d)	The Company will complete the project to the Minister’s satisfaction by the completion date
(e)	The Company will not allow change of control without prior written consent of the Minister

These covenants were met as of December 31, 2015.

During October 2012, BioAmber Sarnia received the first disbursement for CAD $3,645,000 or $2,629,139 when converted into U.S. dollars as of December 31, 2015. The loan was originally recorded at $1,606,671 when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,022,468 when converted into U.S. dollars as of December 31, 2015 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress.

During 2013, BioAmber Sarnia received the second and third disbursements for CAD $2,103,700, or $1,517,399 when converted into U.S. dollars as of December 31, 2015. The loan was originally recorded at $953,016 when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $564,383 when converted into U.S. dollars as of December 31, 2015 was recorded as a deferred grant and subsequently reclassified to reduce the cost of construction in progress

On March 20, 2013, BioAmber Sarnia agreed with FEDDEV to amend the repayment of principal from the period October 2013 to October 2018, to the period October 2014 to October 2019. The Company recorded the impact of the amendment in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the amendment was recorded as a debt extinguishment and the issuance of new debt, with new terms. As a result, the Company recognized a gain on debt extinguishment of $314,305.

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

During 2014, BioAmber Sarnia received a fourth, fifth and sixth disbursement for CAD$4,806,300, or $3,466,784 when converted into U.S. dollars as of December 31, 2015. The loan was originally recorded at $2,289,842 when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $1,176,942 when converted into U.S. dollars as of December 31, 2015 was recorded as a grant and applied as reduction of the cost of construction in progress.

During 2015, BioAmber Sarnia received the seventh disbursement and the release of the holdback, for a total of CAD$1,445,000, or $1,042,279 when converted into U.S. dollars as of December 31, 2015. The loan was originally recorded at $734,428 when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $307,851 when converted into U.S. dollars as of December 31, 2015 was recorded as a grant applied as reduction of the cost of construction in progress.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan

iv)	Hercules Technology Growth Capital, Inc. (“HTGC”)

On June 27, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with HTGC. Pursuant to the Loan Agreement, HTGC agreed to make a senior secured term loan of $25 million, which was funded on June 27, 2013, net of a 2.5% loan fee. The term loan was repayable over 36 months after closing, at a floating interest rate per annum based on the greater of (a) 10% and (b) the prime rate (as reported in the Wall Street Journal) plus 6.75% and is subject to an end of term charge of 11.5% based on the $25 million loaned amount ($2,875,000). There was an initial interest-only period extended until July 1, 2014.

At its option, the Company may prepay some or all of the loan balance, subject to a prepayment fee equal to 2% of the amount prepaid during the first 12 months after closing, 1% after 12 months but prior to 24 months after closing, and without prepayment fee thereafter. In addition, the Company was obligated to pay an end of term charge (as referenced above) in the amount of $2,875,000 on the date on which the term loan is paid or becomes due and payable in full, which is being accreted over the expected term of the loan.

On December 17, 2014, the Company voluntarily paid off the outstanding balance and terminated the Loan Agreement. The payoff amount of approximately $22.4 million included the outstanding principal amount of $19.2 million, an end of term charge of $2.9 million, a prepayment fee of $192,000, accrued interest of $123,000, and other legal fees.  In connection with such repayment, Hercules terminated its security interest in the assets of the Company which were subject to the Loan Agreement.

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

During 2014, BioAmber Sarnia received a first and second disbursement for CAD$7,255,000 or, $5,233,281 when converted in U.S. dollars as of December 31, 2015. The loan was originally recorded at $2,722,653 when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $2,510,628 when converted into U.S. dollars as of December 31, 2015 was recorded as a grant applied as reduction of the cost of construction in-progress.

During 2015, BioAmber Sarnia received the third and last disbursement for CAD$2,745,000 or, $1,979,719 when converted in U.S. dollars as of December 31, 2015. The loan was originally recorded at $1,066,968 when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan of $912,751 when converted into U.S. dollars as of December 31, 2015 was recorded as a grant applied as reduction of the cost of construction in-progress.

vi)	Comerica Bank, Export Development Canada and Farm Credit Canada (EDC)

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million, which was disbursed on May 12, 2015. The loan’s principal is repayable in 26 equal, quarterly installments beginning on September 30, 2015, and at floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There was an initial interest-only period from draw down of the term loan until the first payment of principal. The disbursement of the loan, net of a 2.5% upfront loan fee CAD$500,000, or $360,650 when converted into U.S. dollars as of December 31, 2015, was recorded as deferred financing costs and will be amortized over the estimated term of the loan using the effective interest method. BioAmber Sarnia paid a 1.0% per annum commitment fee on the undrawn amount, until the drawdown.

The loan was originally recorded at $12,733,223 when converted into U.S. dollars as of December 31, 2015, being the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan was recorded as a grant applied as reduction of the cost of construction in-progress in the amount of $1,692,777 when converted into U.S. dollars as of December 31, 2015.

BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty.

BioAmber Sarnia’s obligations under the loan are secured by (i) a security interest on all of BioAmber Sarnia’s assets and (ii) a pledge of all the shares of BioAmber Sarnia. In addition, the Company provides the lenders with a guarantee representing 70% of the secured obligations under the loan, and Mitsui & Co., Ltd. provides a guarantee representing 30% of the secured obligations under the loan that is capped at CAD$6.0 million plus all accrued interest on the secured obligations and fees and expenses. The proceeds of the loan was used by BioAmber Sarnia to complete the construction of the Sarnia Plant and fund its startup and commissioning.

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at the end of any and each quarter during the term of the loan following the commercial operation date of the Sarnia facility, which is expected to by March 31, 2016. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately.

vii)	Tennenbaum Capital Partners, LLC (TCP)

On December 17, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with funds managed by TCP. The proceeds received were used to repay in full, the Loan and Security Agreement with HTGC that was entered into on June 27, 2013, and for general corporate purposes.

The senior secured term loan of $25 million (the “Facility”) was funded on December 18, 2014, net of a 2.0% commitment fee. The term loan is repayable over 36 months after closing at a floating interest rate per annum that is the greater of 9.50% or the 3 month LIBOR rate plus 9.27%, and is subject to an end of term charge of 8.25% based on the $25 million loaned payable on the date on which the term loan is paid or becomes due and payable in full. There was an initial interest-only period until September 30, 2015.  At its option, the Company may prepay some or all of the loan balance, subject to a prepayment fee equal to 3% of the amount prepaid during the term of the Agreement (and a pro rata portion of the end of term charge if the prepayment is less than the full amount of the Facility).

The loan obligations are secured by a security interest on substantially all of the Company’s assets (subject to certain exceptions), including its intellectual property, but excluding certain identified licenses from third parties and its equity interest in its subsidiary, BioAmber Sarnia subject to the conditions specified in the Agreement. The security interest does not apply to any assets owned by BioAmber Sarnia, the entity that owns the Company’s Sarnia facility.

The Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Facility, the failure to comply with certain covenants and agreements specified in the Agreement, the occurrence of a material adverse change, defaults in respect of certain other indebtedness, and certain events of insolvency.  In addition, the expiration, termination or unavailability of the Company’s license agreements with Cargill, Inc. are deemed to be a default under the Agreement.  The Company is required to maintain at least $12.5 million in unrestricted cash. The Company will require its subsidiary BioAmber Sarnia to make certain cash distributions to its shareholders on a quarterly basis beginning January 1, 2016, within the terms of the BioAmber Sarnia Joint Venture Agreement unless prohibited by applicable law or the BioAmber Sarnia financing agreements, such that amounts of cash will not accumulate in BioAmber Sarnia.  If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Facility may become due and payable immediately. These covenants were met as of December 31, 2015.

On July 29, 2015, the Company signed an amendment to the Agreement to increase the permitted investment in BioAmber Sarnia from $10 million to $25 million after July 29, 2015. In exchange, the restricted cash balance requirement increased from $12.5 million to $15 million from July 29, 2015 and thereafter. A fee of $0.5 million is payable under the this amendment from which $250,000 was paid and the remaining $250,000 is due at the earliest of (i) on March 31, 2016 or (ii) completion of certain capital raising activities.

On December 16, 2015, the Company signed another amendment to the TCP loan agreement to prepay approximately $12.5 million of the outstanding principal amount of the loan (the “Early Paydown”), bringing the principal outstanding balance of the loan to $10.0 million as of that date.  Further, pursuant to the amendment, the requirement that the Company maintain a minimum cash balance was eliminated.

In addition, in connection with the Early Paydown, the Company paid half of the end of term charge of $514,781, and the prepayment fee of $374,386 and the remaining other half of the end of term fee associated with the Early Paydown was deferred, interest free, until the closing of the public offering in January 2016. Beginning with the payment due on February 1, 2016, the outstanding principal balance of the loan shall be repaid in equal monthly installments so that all principal and interest accrued thereon shall be repaid on the maturity date, which is December 1, 2017. In addition, pursuant to this amendment, the amount of indebtedness that the Company is permitted to allow BioAmber Sarnia Inc. to incur increased to CAD $72.5 million less the aggregate repayments of principal on such indebtedness

As of December 31, 2015, the balance of deferred financing cost associated with this transaction was $323,563 and is being amortized over the estimated term of the loan.

The balance of the outstanding long term debt is as follows:

	December 31,	December 31,
	2015	2014
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $475,000)	342,618	431,000
Less: debt discount	(174,493)	(207,417)
Amortization of debt discount	106,312	97,778
Less: short-term portion of debt	(72,130)	—
	202,307	321,361

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	10,819,500	6,249,585
Less: debt discount	(4,956,820)	(2,963,205)
Amortization of debt discount	912,491	248,000
	6,775,171	3,534,380

Federal Economic Development Agency:
Face value (CAD $11,400,000)	8,222,820	9,097,991
Less: debt discount	(3,071,644)	(3,302,910)
Less: short-term portion of debt	(1,731,120)	(457,255)
Gain on debt extinguishment	(583,103)	(696,846)
Amortization of debt discount	1,489,949	872,602
	4,326,902	5,513,582

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $10,000,000)	7,213,000	6,254,108
Less: debt discount	(3,423,379)	(3,000,363)
Amortization of debt discount	504,531	50,485
Less: short-term portion of debt	(661,743)	—
	3,632,409	3,304,230

Tennenbaum Capital Partners, LLC :
Face value	10,000,000	25,000,000
Less: debt discount	(500,000)	(500,000)
Amortization of debt discount	166,668	(2,520,452)
End of term charge	514,780	—
Less: short-term portion of debt	(5,058,318)	—
	5,123,130	21,979,548
EDC:
Face value (CAD $19,230,769)	13,871,154	—
Less: debt discount	(1,692,777)	—
Amortization of debt discount	327,473	—
Less: short-term portion of debt	(2,774,231)	—
	9,731,619	—
Long-term debt, net	29,791,538	34,653,101

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	TCP	EDC	Total
	$	$	$	$	$	$	$
January 2016 - December 2016	72,130	—	1,731,120	661,743	5,058,318	2,774,231	10,297,542
January 2017 - December 2017	72,130	—	1,731,120	794,092	5,456,462	2,219,385	10,273,189
January 2018 - December 2018	72,130	—	1,731,120	794,092	—	2,219,385	4,816,727
January 2019 - December 2019	72,130	2,163,900	1,731,120	794,092	—	2,219,385	6,980,627
January 2020 and thereafter	54,098	8,655,600	1,298,340	4,168,981	—	4,438,768	18,615,787
Total	342,618	10,819,500	8,222,820	7,213,000	10,514,780	13,871,154	50,983,872

9. Deferred Grants

As of December 31, 2015, the Company has received the following grants:

a)	Sustainable Development Technology Canada (SDTC)

Grant from SDTC to BioAmber Sarnia in the amount of CAD$14,500,000, or $10,458,850 when converted into U.S. dollars as of December 31, 2015, with progressive disbursements according to the terms of the agreement and milestones.

On December 18, 2014, an amended contribution was signed to amend the contribution from the original CAD$7.5 million to CAD$ 14.5 million, and the milestones as follows:

I.	Detailed Engineering Package, Construction and Procurement. The Company fulfilled this Milestone in October 2012.
II a)	Re-engineering of the Production Process and Plant Design. The Company fulfilled this Milestone in 2014.
II b) Engineering Site Preparation and General Contractor Selection. The Company fulfilled this Milestone in 2014.
III.	Engineering, Procurement of Equipment and Construction of the Plant. The Company fulfilled this Milestone in June 2015
IV.	Commissioning, Start-up and Optimization of the manufacturing facility, expected to be prior to March, 31 2016.

The grant is non-reimbursable by BioAmber Sarnia, except upon the occurrence of certain events of default defined in the agreement.

An advance on Milestone I of CAD$1,982,726, or $1,430,140 when converted into U.S. dollars as of December 31, 2015, was receive in December 2011 (net of 10% holdback) and was originally recorded as deferred grant. During October 2012, Milestone I was fulfilled and as a result BioAmber Sarnia received an additional amount of CAD$3,015,000, or $2,174,720 when converted into U.S. dollars as of December 31, 2015, as an advance on Milestone II a). Accordingly, the advance on Milestone I was reclassified from deferred grants, reducing the cost of construction in-progress whereas the advance in Milestone II a) was originally recorded as a deferred grant. During December 2014, following the amendment of the milestones as described above, BioAmber Sarnia received an amount of CAD$896,300, or $646,501, when converted into U.S. dollars as of December 31, 2015 for Milestone II b) and advance on Milestone III of CAD$2,398,359, or $1,729,936 when converted into U.S. dollars as of December 31, 2015. The advance on Milestone II a) was reclassified from deferred grants reducing the cost of construction in-progress, and the amount on Milestone II b) was directly applied against construction in-progress. The advance on Milestone III was recorded as a deferred grant as of December 31, 2014. On May 26, 2015, BioAmber Sarnia completed the Milestone III and received the advance on Milestone IV of CAD$ 4,769,354, or $3,440,135 when converted into U.S. dollars as of December 31, 2015. The Milestone III was reclassified from deferred grants reducing the cost of construction in-progress and the advance on Milestone IV was recorded as a deferred grant as of December 31 2015. The amounts received above are net of a holdback of CAD$1,437,715 or $1,037,024 when converted into U.S. dollars as of December 31, 2015. The holdback is expected to be received at the completion of the Milestone IV.

b)	Sustainable Chemistry Alliance (SCA)

The loan received from the SCA was to be used for maintenance and operation of the Company’s facility, staff salaries and commercialization costs. As the loan bears a below market interest rate, it has been originally recorded at a discount and a portion of the proceeds has been recorded as a deferred grant. The expenses for which the loan was received were incurred in the year ended December 31, 2015, and as a result, the deferred grant was reclassified as a reduction of such expenses.

The balance of the outstanding current liability deferred grant is as follows:

	December 31,	December 31,
	2015	2014
	$	$
SDTC	3,437,791	2,067,385
SCA	—	207,417
Total	3,437,791	2,274,802

10. Financial charges (income)

	Year Ended December 31
	2015	2014	2013
	$	$	$
End of term charge on long-term debt (Note 8 vii)	1,029,563	2,382,293	492,707
Interest on long-term debt	2,521,226	2,420,984	1,305,556
Revaluation of the warrants financial liability (Note 13 and 19)	(2,261,959)	7,252,065	(16,172,850)
Issuance costs of the warrants financial liability	—	—	1,131,200
Other interest charge (income), net	300,250	(266,150)	(54,572)
Total financial charges (income), net	1,589,080	11,789,192	(13,297,959)

11. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. Future lease payments aggregate $1,028,532 as at December 31, 2015 and include the following future amounts payable:

December 31, 2015
$
2016	186,460
2017	140,900
2018	143,579
2019	151,737
2020	163,158
Thereafter	242,698

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of December 31, 2015, the Company has commitments related to royalty payments as follows:

December 31, 2015
$
2016	887,500
2017	850,000
2018	850,000
2019	550,000
2020	550,000
Thereafter	5,425,000

The Company has such contractual agreements with the following partners: Cargill Inc., Celexion LLC, University of Guelph, Davy, Reverdia and the National Research Council of Canada in partnership with the INRS-IAF University.

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $2.3 million, $0.6 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc, under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required. As of December 31, 2015, BioAmber Sarnia has commitments related to purchase obligations and service payments as follows:

December 31, 2015
$
2016	1,781,926
2017	1,944,702
2018	1,944,702
2019	1,944,702
2020	1,944,702
Thereafter	4,773,718

A payment of $1.4 million  ($CAD 1.9 million) was made during the year-ended December 31, 2015 under those agreements.

Litigation

As of December 31, 2015, there were no outstanding claims or litigations.

12. Redeemable non-controlling interest

On January 24, 2014, the Company signed an amended and restated joint venture agreement (the “Amended JV Agreement”) with Mitsui & Co. Ltd. related to the Sarnia joint venture. Under the Amended JV Agreement, Mitsui invested an additional $8.1 million (CAD$9 million) on January 29, 2014 in BioAmber Sarnia. The Amended JV Agreement also revised each party’s rights and obligations under the buy/sell provisions of the Agreement, including a put option exercisable at Mitsui’s sole discretion that requires the Company to purchase Mitsui’s equity for a purchase price of 50% of Mitsui’s equity in the joint venture. This option remains in effect until December 31, 2018. As a result of the Amended JV Agreement, the Company’s previously recorded non-controlling interest in BioAmber Sarnia joint venture of $2.1 million as at December 31, 2013 in shareholders’ equity on the consolidated balance sheet, was re-classified to redeemable non-controlling interest in temporary equity on the Company’s consolidated balance sheets, at the greater of the carrying value or the redemption value, in accordance with FASB ASC 480-10-S99.

On August 15, 2014, Mitsui invested an additional $16.5 million (CAD$18 million) of equity in BioAmber Sarnia maintaining its 30% ownership. During the year ended December 31, 2015, Mitsui invested an additional $8.9 million (CAD$11.1 million). As of December 31, 2015, the estimated redemption value of the redeemable non-controlling interest was $18.2 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, January 1, 2014	$—
Reclassification of non-controlling interest (NCI) to redeemable NCI	2,125,925
Mitsui’s additional capital contribution	24,608,700
Net loss attributable to NCI	(874,890)
Accumulated other comprehensive loss attributable to NCI	(1,669,323)
Balance, December 31, 2014	24,190,412
Mitsui’s additional capital contribution	8,896,696
Net loss attributable to redeemable NCI	(3,944,763)
Accumulated other comprehensive income attributable to NCI	(4,558,709)
Balance, December 31, 2015	24,583,636

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

On May 6, 2015, the Company completed a public offering and issued 3,900,000 shares of common stock, at an offering price of $9.00 per share. The total net proceeds from the public offering, after deducting underwriting discounts and offering expenses, was approximately $32.8 million.

Warrants financial liability

June 2009 & April 2011 Warrants

On June 22, 2009, the Company issued 208,950 warrants at an exercise price of $5.74 per share in connection with a financing transaction, with an estimated fair value of $1,045,307. On April 11, 2011, the Company issued 94,745 warrants at an exercise price of $10.55 per share with a fair value of $810,448 in connection with a second financing transaction. Those warrants contain anti-dilution protection in the event securities are sold at a lower price than the warrant’s original exercise price.  The anti-dilution protection contains a price adjustment and an adjustment to the number of warrants. The fair value of the warrants are classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. Refer to Note 19 for the non-cash reclassification impact from equity to liability on prior years. Following the May 2015 public offering, the exercise price per share of the April 2011 Warrants were adjusted to an exercise price of $10.11 per share and an additional 4,124 warrants were issued.

As of December 31, 2015, the fair value of those warrants was determined to be $3.03 and $3.21 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of  $951,906 classified as warrants financial liability on the consolidated balance sheets. It resulted in a financial income of $501,958 for the year ended December 31, 2015.

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

Accordingly, a liability of $16.1 million was recorded at the unit issuance date. On December 31, 2015, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $1.41 per warrant, as compared to $1.63 as of December 31, 2014. As a result, the liability was revalued at the balance sheet date resulting in a financial income of $1.76 million for the year ended December 31, 2015.

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

No other awards may be granted under the 2013 Plan after the date that is ten years from the date of stockholder approval.

Stock-based compensation expense was allocated as follows:

	Year Ended December 31
	2015	2014	2013
	$	$	$
General and administrative	2,539,854	2,908,233	2,258,766
Research and development	1,769,224	3,006,039	3,399,366
Sales and marketing	481,530	1,034,933	1,073,407
Total compensation expense	4,790,608	6,949,205	6,731,539

The following table summarizes activity under the Plan:

	Numbers of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,923,596	$7.67	8.00	$7,417,034
Granted	724,000	8.18
Exercised	(45,944)	5.41
Forfeited or cancelled	(557,545)	9.09
Outstanding at December 31, 2015	5,044,107	$7.51	7.20	$2,560,150
Exercisable at December 31, 2015	3,157,514	$7.24	6.37	$2,338,643

On May 31, 2014, all holders of options outstanding at an exercise price of $28.49 per share agreed to cancel these options for no consideration, whereby the remaining expense associated with the unvested options in the amount of $1,852,787 was recorded as stock-based compensation expense during the second quarter 2014.

The fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year ended December 31,
	2015	2014	2013
Risk-free interest rate	1.77%	1.91%	1.98%
Expected life ( in years )	6.25	6.25	6.72
Volatility	82.93%	55.71%	60.37%
Expected dividend yield	0%	0%	0%

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was approximately $5.86, $5.58 and $4.04, respectively.

As of December 31, 2015, the total of unrecognized share-based compensation expense related to unvested options, is approximately $7,910,651, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 1.18 years

Warrants

During the year ended December 31, 2015, 2,625 warrants were exercised at an exercise price of $1.07 per share, and 451,500 warrants were exercised at an exercise price of $1.43.

During the year ended December 31, 2014, 3,430 warrants were exercised at an exercise price of $1.43 per share, 3,500 warrants were exercised at an exercise price of $1.07 per share, and 20,046 warrants were exercised at an exercise price of $5.74.

As at December 31, 2015, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
331,846	$1.07	February 2014 - September 2019
159,390	$1.43	February 1, 2019
208,950	$5.74	October 2014 - June 2019
98,869	$10.55	April 1, 2021
4,000,000	$11.00	May 1, 2017
4,799,055

14. Income taxes

The loss from continuing operations before income taxes was as follows:

	Year Ended December 31
	2015	2014	2013
	$	$	$
United States	(24,056,882)	(42,641,204)	(20,528,110)
Canada and other	(17,117,545)	(4,632,340)	(7,295,528)
Loss from continuing operations before income taxes	(41,174,427)	(47,273,544)	(27,823,638)

The income tax expense was as follows:

	Year Ended December 31
	2015	2014	2013
	$	$	$
Canada and other	(3,786)	75,371	102,794
Loss from continuing operations before income taxes	(3,786)	75,371	102,794

Differences between the statutory income tax rates and the effective income tax rates applied to the loss before income taxes consisted of the following:

	Year Ended December 31
	2015	2014	2013
	$	$	$
Loss before income taxes	41,174,427	47,273,544	27,823,638
U.S. statutory tax rates	35%	35%	35%
Expected income tax recovery	(14,411,049)	(16,545,740)	(9,738,273)
Impact of unrecognized tax benefits	—	—	47,000
Net increase in valuation allowance and other	14,407,263	5,495,209	9,794,067
Loss of tax attributes due to a liquidation	—	11,125,902	—
Provision for income taxes	(3,786)	75,371	102,794

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,	December 31,
	2015	2014
	$	$
Deferred tax assets
Net operating loss carryforwards	42,615,163	37,082,504
Interest accretion	238,507	198,068
Stock options	10,827,494	10,510,326
Depreciable and amortizable assets	2,990,959	1,177,364
Foreign tax credits	—	924,768
Foreign currency differences	1,290,700	385,709
Other	294,780	—
Total gross deferred income tax assets	58,257,603	50,278,740
Less: valuation allowance	(58,257,603)	(50,278,740)
Total deferred income tax assets	—	—

As of December 31, 2015 and 2014, the increase in the valuation allowance was primarily due to a history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may also be an inability to utilize a significant amount of accumulated net operating losses and federal and state tax credit carryforwards to the extent an ownership change occurs for tax purposes.

As of December 31, 2015, the Company had approximately $17.7 million and $116.5 million in net operating loss carryforwards relating to its Canadian and U.S. entities, respectively. The loss carryforwards expire at various dates through 2035. The deferred tax benefit of these loss carryforwards is ultimately subject to final determination by taxation authorities.

For the periods ended December 31, 2015, 2014 and 2013, the Company has not recorded tax benefits from the exercise of stock options.

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

The following is a roll forward of the total amounts of unrecognized tax benefits:

	December 31,
	2015	2014	2013
	$	$	$
Unrecognized tax benefits—beginning of period	4,039,663	7,667,898	7,518,104
Gross decreases—tax positions in prior periods	(549,000)	(3,628,235)	—
Gross increases—tax positions in current periods	—	—	149,794
Unrecognized tax benefits—end of period	3,490,663	4,039,663	7,667,898

As of December 31, 2015 and 2014, the balance of unrecognized tax benefits included respectively nil and nil, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits as of December 31, 2015 and 2014, also included respectively $3,490,663 and $4,039,663 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily prepaid tax expense and deferred taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense unless it is associated with intercompany profits. The Company recognizes interest and penalties related to unrecognized tax benefits associated with intercompany profits as prepaid tax expense. This asset is amortized over the life of the assets involved in the intercompany sale. The Company recorded nil, nil and $47,000 of interest during the year ended December 31, 2015, December 31, 2014 and 2013 respectively.

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

Credit risk

The Company’s exposure to credit risk as of December 31, 2015, is equal to the carrying amount of its financial assets. As of December 31, 2015 the amounts due from three customers represented approximately 61% of the total accounts receivable. As of December 31, 2014, the amounts due from one customer represented approximately 60% of the total accounts receivable.

Interest Rate Risk

The Company’s unrestricted cash totaling $7.0 million at December 31, 2015. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%, and the  Company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the 3 month LIBOR rate and the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase.

16. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at December 31, 2015 and December 31, 2014. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

17. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	December 31,
	2015	2014	2013
	$	$	$
Product sales to a shareholder	21,546	119,824	424,796

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

18. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014	2015	2014
	$	$	$	$	$	$
Property and equipment, net	—	—	122,542,688	88,664,899	122,542,688	88,664,899
Investment in equity method investments	—	—	447,035	34,817	447,035	34,817
Intangible assets, net (Note 6)	3,017,550	4,158,550	3,334,541	174,361	6,352,091	4,332,911
Goodwill	625,364	625,364	—	—	625,364	625,364

19. Correction of an error

On June 22, 2009, the Company issued warrants to purchase 208,950 shares of common stock, par value $ 0.01 per share, of the Company (“Common Stock”) at an exercise price of $5.74 per share in connection with a financing transaction (“June 2009 Warrants’’), with an estimated fair value of $1,045,307. On April 11, 2011, the Company issued warrants to purchase 94,745 shares of Common Stock at an exercise price of $10.55 per share in connection with a second financing transaction (“April 2011 Warrants”). On the date of issuance, the April 2011 Warrants had a fair value of $810,448. The fair value of the June 2009 and April 2011 Warrants were determined using the Black-Scholes model and were recorded and classified as shareholders’ equity at the time of issuance.  Those warrants contain anti-dilution protection in the event securities are sold at a lower price than the warrant’s original exercise price.  The anti-dilution protection contains a price adjustment and an adjustment to the number of shares issuable upon exercise of the warrant. The adjustments are not based on inputs to models used to value instruments for a fixed amount of shares with a fixed strike price, and therefore those warrants don’t qualify as being indexed to the entity's own stock. Accordingly, it was determined that the June 2009 and April 2011 Warrants should have been recorded in accordance with FASB ASC 815, as derivative instruments and their respective liabilities at fair value and valued at each subsequent balance sheet date. As a result, in the third quarter 2015, those warrants were reclassified from shareholders’ equity to liability, with changes in fair value recorded as non-cash financial charges (income) in the Consolidated Statements of Operations and the impact from previous years recorded retrospectively to retained earnings. The values of these warrants at each period were calculated using the Monte Carlo model. This reclassification was to correct the misapplication of an accounting principle from previous periods. The Company assessed the impact of this adjustment to be immaterial.

The following reflects the reclassification on selected financial information and prior periods presented:

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	$	$	$	$	$	$
Consolidated Statement of Operations:
Financial charges (income), net	11,737,127	11,789,192	(7,433,109)	(13,297,959)	—	(116,612)
Net Loss	47,296,850	47,348,915	33,791,282	27,926,432	39,538,463	39,421,851

Net Loss attributable to:
Bioamber Inc Shareholders	46,421,960	46,474,025	33,217,758	27,352,908	39,351,050	39,234,438

Net Loss per share attributable to :
Bioamber Inc Shareholders – basic	2.32	2.32	2.13	1.75	3.82	3.81

Consolidated Balance Sheet :
Financial warrants liability	13,040,000	14,493,864	5,840,000	7,241,800	—	7,266,650
Warrants	2,949,018	1,108,263	2,964,335	1,108,580	3,074,975	1,219,220
Accumulated deficit	161,465,910	161,064,019	115,043,950	114,589,995	81,826,192	87,237,085

Consolidated Statements of Shareholders’ Equity:
Warrants balance	2,949,018	1,108,263	2,964,335	1,108,580	3,074,957	1,219,220

Consolidated Statements of Cash Flows :
Net loss	47,296,850	47,348,915	33,791,282	27,926,432	39,538,463	39,421,851
Adjustment to Net Loss: Financial charges (income), net	6,707,293	6,759,357	(9,815,293)	(15,680,143)	—	(116,612)

20. Subsequent event

On February 8, 2016, the Company together with its subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a binding Term Sheet (the “Term Sheet”) with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which will increase Mitsui’s share ownership to approximately 40%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its Board of directors from five to six members, BioAmber and Mitsui having the right to designate three members respectively.  All Board decisions will have to be approved by the affirmative vote of a simple majority of the Board members, except that with respect to the following matters, BioAmber, as the controlling shareholder of BioAmber Sarnia, will have a casting vote and will have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and firing of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  BioAmber also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, BioAmber would no longer have the casting votes described in the preceding sentence.

On January 15, 2016, we completed the closing of another follow-on public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share. The gross aggregate proceeds from this secondary public offering were approximately $13.0 million, with net proceeds of approximately $11.8 million, after deducting underwriting discounts and commissions and expenses payable by us. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, from $9.00 per whole share of common stock to $5.00 per whole share of common stock. The exercise price of the April 2011 Warrants and the June 2009 Warrants were also reduced following the completion of this public offering, from $10.11 per share and $5.74 per share, respectively, to $9.65 per share and $5.67 per share, respectively. An additional 4,713 warrants at an exercise price of $10.11 and an additional 2,580 warrants at an exercise price of $5.67 per share were issued following a quantity adjustment triggered by this issuance.

SUPPLEMENTARY INFORMATION

a. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$367,249	$341,900	$351,695	$1,111,108	$2,171,952
Total operating expenses	8,516,824	10,483,653	$9,873,982	9,213,371	38,087,830
Loss from operations	8,459,664	10,894,076	$9,889,141	9,285,777	38,528,658
Net loss(1)	9,108,524	14,779,369	$8,431,303	8,851,445	41,170,641
Net loss attributable to BioAmber Inc. shareholders(1)	8,398,230	13,979,155	$7,050,906	7,797,587	37,225,878
Net loss per share applicable to BioAmber Inc. shareholders —basic(1)	$0.38	$0.58	$0.27	$0.30	$1.52

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$350,661	$414,600	$469,315	$308,475	$1,543,051
Total operating expenses	7,572,016	8,541,654	7,308,783	7,281,728	30,704,181
Loss from operations	7,501,215	10,378,155	8,287,287	9,038,265	35,204,922
Net loss(1)	20,931,893	13,706,131	8,433,710	4,277,181	47,348,915
Net loss attributable to BioAmber Inc. shareholders(1)	20,890,897	13,553,552	8,128,821	3,900,755	46,474,025
Net loss per share applicable to BioAmber Inc. shareholders —basic(1)	$1.13	$0.73	$0.39	$0.18	$2.32

(1)

In the third quarter of 2015, we reclassified the legacy warrants from stockholders’ equity to liability, with changes in fair value recorded as non-cash financial charges (income) in our consolidated statements of operations and the impact from previous years recorded retrospectively to accumulated deficit. The reclassification was to correct the misapplication of an accounting principle in the third quarter of 2015 and to record the impact from previous years retrospectively. The Company assessed the impact of this adjustment in the previous year to be immaterial.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer that, as of December 31, 2015, our disclosure controls and procedures were ineffective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our quarter ended September 30, 2015 condensed consolidated financial statements, we identified a material weakness in internal control over financial reporting, that if not corrected, could result in a material misstatement in our financial statements. The material weakness was in an inappropriate review process of non-routine complex financial instruments that may have embedded derivatives or other provisions that may have complex accounting impacts, and resulted in an error in the accounting treatment of warrants issued in 2009 and in 2011 (“Legacy Warrants”).  This error resulted in the reclassification of the Legacy Warrants from equity to a non-cash liability and in the correction of our comparative financial statements as presented in our Note 19 of the consolidated financial statements in Item 8 in this Annual Report on Form 10-K. The accounting treatment of previous warrants issued was reviewed during the quarter ended September 30, 2015 and confirmed that the error was limited to these Legacy Warrants.  Our review process for non-routine complex financial instruments allowed this error to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the years ended June 30, 2009 to December 31, 2014 or any interim condensed consolidated financial statements for the quarters included therein. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the existence of this material weakness, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States of America, and do not contain any untrue statement of a material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it was made.  The consolidated financial statements together with the other financial information included in the consolidated filings fairly present, in all material respects, the financial condition, financial performance and cash flows of the Company for the year ended December 31, 2015.

During the fourth quarter of 2015, specific actions were implemented to address the above identified material weakness including: improving processes and implementing additional controls around review of new complex financing transactions to identify appropriate accounting treatment and monitoring implication thereafter,  and strengthening management’s review controls. As we did not have any occurrence of new complex financial instruments during the quarter ended December 31, 2015, no remediation occurred as of December 31, 2015.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, we identified a material weakness in internal control over financial reporting described in greater detail above in “—Evaluation of Disclosure Controls and Procedure”.  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.  The Company implemented specific actions described above to address the material weakness.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as emerging growth companies are exempt from this requirement.

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

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

Schedule I—Condensed Parent Company Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BioAmber Inc.

We have audited the consolidated financial statements of BioAmber Inc. and subsidiaries (the “Company”) as at December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated March 15, 2016, such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte LLP1

Montreal, Canada

March 15, 2016

1CPA auditor, CA, public accountancy permit No. A118581

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for BioAmber Inc., which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2015, BioAmber Inc’s restricted net assets of consolidated subsidiaries were $57.6 million and exceeded 25% of its total consolidated net assets.

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

Condensed Statements of Operations (Parent Company Only)

	Year Ended December 31
	2015	2014	2013
	$	$	$
Revenues
Intercompany revenue	2,160,695	2,613,791	6,315,398
Product sales	2,008,521	—	—
Total revenues	4,169,216	2,613,791	6,315,398
Cost of goods sold excluding depreciation and amortization	1,860,169	—	—
Gross (loss) profit	2,309,047	2,613,791	6,315,398
Operating expenses
General and administrative	11,251,327	11,088,191	9,826,731
Research and development, net	10,554,326	11,245,482	14,865,366
Sales and marketing	2,706,629	2,746,272	3,020,288
Depreciation of property and equipment and amortization intangible assets	178,860	216,356	363,387
Impairment loss and write-off of property and equipment and intangible assets	—	—	2,385,295
Foreign exchange loss	627,454	447,285	251,943
Operating expenses	25,318,596	25,743,586	30,713,010
Operating loss	23,009,549	23,129,795	24,397,612
Amortization of deferred financing costs and debt discounts	268,103	269,544	138,431
Financial charges (income), net	1,027,225	11,935,966	(13,297,913)
Loss on debt extinguishment, net	374,386	622,179	—
Interest revenue from related parties	—	(766,300)	(765,396)
Equity participation in losses of equity method investment	12,883,547	10,852,568	16,880,174
Other charge (income), net	(336,932)	430,273	—
Net loss	37,225,878	46,474,025	27,352,908

Foreign currency translation adjustment	(199,529)	2,496,674	306,798
Total comprehensive loss	37,026,349	48,970,699	27,659,706

Condensed Balance Sheets (Parent Company Only)

	As of	As of
	December 31,	December 31,
	2015	2014
	$	$
Assets
Current assets
Cash	2,360,297	32,836,099
Accounts receivable from related parties	115,115,304	92,851,101
Accounts receivable	135,793	476,851
Inventories	533,731	1,801,826
Prepaid expenses	315,564	666,495
Valued added tax, income taxes and other receivables	279,986	550,553
Total current assets	118,740,675	129,182,925
Property and equipment, net	3,620,507	545,277
Investment in equity method investments	620,358	—
Intangible assets, net	3,164,991	33,233
Deferred financing costs	594,827	254,002
Total assets	126,741,358	130,015,437

Liabilities
Current liabilities
Accounts payable and accrued liabilities	4,014,279	2,864,016
Accounts payable to related parties	159,599	1,728,919
Short-term portion of long-term debt	5,058,318	2,520,452
Total current liabilities	9,232,196	7,113,387
Long-term debt	5,123,130	21,979,548
Warrants financial liability	12,231,906	14,493,864
Other long-term liabilities	172,500	127,500
Excess of equity participation in losses of investments	36,180,652	23,089,181
Total liabilities	62,940,384	66,803,480
Commitments and contingencies
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 26,181,753 and 21,836,046 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	261,816	218,360
Additional paid-in capital	258,796,123	220,460,559
Warrants	748,075	1,093,263
Accumulated deficit	(198,289,897)	(161,064,019)
Accumulated other comprehensive loss	2,284,857	2,503,794
Total shareholders’ equity	63,800,974	63,211,957
Total liabilities and equity	126,741,358	130,015,437

Condensed Statements of Cash Flows (Parent Only)

	Year Ended December 31
	2015	2014	2013
	$	$	$
Cash flows from operating activities
Net loss	(37,225,878)	(46,474,025)	(27,352,908)
Adjustments to reconcile net loss to cash:
Stock-based compensation	4,790,608	6,949,205	6,731,539
Depreciation of property and equipment and amortization of intangible assets write-off of fixed and intangible assets	178,860	216,356	2,748,682
Amortization of deferred financing costs and debt discounts	268,103	269,544	138,431
Equity participation in losses of equity method investments	12,883,547	10,852,568	16,880,174
Other long-term liabilities	45,000	45,000	45,000
Financial charges (income), net	(1,747,177)	6,759,358	(15,680,143)
loss on debt extinguishment	—	401,207	—
Changes in operating assets and liabilities
Change in account receivable	186,790	(476,851)	—
Change in inventories	1,268,096	(1,801,826)	—
Change in prepaid expenses and deposits	350,929	(260,855)	(222,719)
Change in value added tax, income taxes and other receivables	270,190	(550,553)	23,367
Change in accounts payable from related parties	(1,569,320)	1,317,193	384,526
Change in accounts payable and accrued liabilities	960,544	728,726	(1,287,224)
Net cash used in operating activities	(19,339,708)	(22,024,953)	(17,591,275)
Cash flows from investing activities
Acquisition of property and equipment and intangible asset	(6,385,848)	(94,793)	(441,281)
Change in accounts receivable from subsidiaries	(22,225,820)	(17,769,414)	(21,707,653)
Capital redistribution from (investment in) equity method investments	(412,433)	(32,281,790)	251,814
Net cash used in investing activities	(29,024,101)	(50,145,997)	(21,897,120)

Cash flows from financing activities
Deferred financing costs	(392,159)	(253,924)	(792,960)
Issuance of long-term debt	—	24,500,000	25,000,000
Repayment of long-term debt	(15,000,000)	(25,000,000)	—
Cancellation of shares	—	—	(140,000)
Net proceeds from issuance of common shares	33,280,167	36,250,737	73,023,013
Net cash provided by financing activities	17,888,008	35,496,813	97,090,053
Foreign exchange impact on cash	—	—	—
Increase (decrease) in cash	(30,475,802)	(36,674,137)	57,601,658
Cash, beginning of period	32,836,099	69,510,236	11,908,578
Cash, end of period	2,360,297	32,836,099	69,510,236

Supplemental cash flow information:
Non-cash transactions:
Interest paid	2,282,361	2,413,828	1,090,278

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2016.

BIOAMBER INC.

By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Jean-François Huc and Mario Saucier, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jean-François Huc Jean-François Huc	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016

/s/ Mario Saucier Mario Saucier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016

/s/ Raymond Land Raymond Land	Chairman of the Board of Directors	March 15, 2016

/s/ Kurt Briner Kurt Briner	Director	March 15, 2016

/s/ George F.J. Gosbee George F.J. Gosbee	Director	March 15, 2016

/s/ Heinz Haller Heinz Haller	Director	March 15, 2016

/s/ Ellen Richstone Ellen Richstone	Director	March 15, 2016

/s/ Kenneth W. Wall Kenneth W. Wall	Director	March 15, 2016

EXHIBIT INDEX

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation	S-1	333-177917	4/11/2013	3.1

3.2	Amended and Restated By-Laws	S-1	333-177917	4/11/2013	3.2

4.1	Form of Common Stock certificate of the Registrant	S-1	333-177917	4/11/2013	4.1

4.2	Amended and Restated Shareholders’ Agreement by and among the stockholders listed therein and the Registrant, dated as of April 15, 2011.	S-1	333-177917	3/15/2012	4.2

4.3	First Amendment to the Amended and Restated Shareholders’ Agreement, dated as of November 4, 2011.	S-1	333-177917	3/15/2012	4.3

4.4	Second Amendment to the Amended and Restated Shareholders’ Agreement, dated as of February 6, 2012.	S-1	333-177917	3/15/2012	4.4

4.5	Third Amendment to the Amended and Restated Shareholders’ Agreement, dated as of May 2, 2013.	S-1	333-177917	5/2/2013	4.5

4.6	Form of Common Stock Purchase Warrant.	S-1	333-177917	5/9/2013	4.6

4.7	Form of Unit Certificate.	S-1	333-177917	5/9/2013	4.7

4.8†	2008 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	S-8	333-190622	8/14/2013	4.2

4.9†	Amended and Restated 2013 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	8-K	001-35905	5/19/2015	10.1

10.1†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1	333-177917	4/11/2013	10.1

10.2†	BioAmber Inc. (f/k/a DNP Green Technology, Inc.) Stock Incentive Plan, as amended, and Form of Option Certificate and Award Agreement.	S-1	333-177917	3/15/2013	10.2

10.3†	Employment Agreement between BioAmber Canada Inc. (f/k/a DNPGT Canada Inc.) and Jean-François Huc, dated July 1, 2009.	S-1	333-177917	12/22/2011	10.3

10.4†	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-41).	S-1	333-177917	12/22/2011	10.4

10.5	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-42).	S-1	333-177917	12/22/2011	10.5

10.6	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-16).	S-1	333-177917	12/22/2011	10.6
10.7	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-17).	S-1	333-177917	12/22/2011	10.7

10.8	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Roger Laurent Bernier (Certificate No. LW-38).	S-1	333-177917	12/22/2011	10.8

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

10.9	Subscription Agreement between the Registrant and Jean-François Huc dated February 6, 2009.	S-1	333-177917	12/22/2011	10.9

10.10	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Jean- François Huc.	S-1	333-177917	12/22/2011	10.10

10.11	Subscription Agreement between the Registrant and Dilum Dunuwila dated February 6, 2009.	S-1	333-177917	12/22/2011	10.11

10.12	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Dilum Dunuwila.	S-1	333-177917	12/22/2011	10.12

10.13	Subscription Agreement between the Registrant and Kurt Briner dated February 6, 2009.	S-1	333-177917	12/22/2011	10.13

10.14	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Kurt Briner.	S-1	333-177917	12/22/2011	10.14

10.15	Subscription Agreement between the Registrant and Michael Hartmann dated February 6, 2009.	S-1	333-177917	12/22/2011	10.15

10.16	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.16

10.17	Subscription Agreement between the Registrant and Roger Laurent Bernier dated February 6, 2009.	S-1	333-177917	12/22/2011	10.17

10.18	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.18

10.19	Secured Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated June 22, 2009.	S-1	333-177917	3/15/2012	10.19

10.20	Common Stock Purchase Warrant to purchase shares of common stock dated June 22, 2009 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.20

10.21	Stock Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated September 30, 2009.	S-1	333-177917	3/15/2012	10.21

10.22	Stock Purchase Agreement between the Registrant and MCVP Technology Fund I, LLC dated September 30, 2009.	S-1	333-177917	3/15/2012	10.22

10.23	Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated November 23, 2010.	S-1	333-177917	3/15/2012	10.23

10.24	Stock Purchase Agreement between the Registrant and the parties set forth therein dated April 15, 2011.	S-1	333-177917	3/15/2012	10.24

10.25	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.25
10.26	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to MCVP Technology Fund I, LLC.	S-1	333-177917	12/22/2011	10.26

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.27	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Jean-François Huc.	S-1	333-177917	12/22/2011	10.27

10.28	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.28

10.29	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.29

10.30	Stock Purchase Agreement between the Registrant and the parties set forth therein dated November 4, 2011.	S-1	333-177917	3/15/2012	10.30

10.31!	Commercial License Agreement by and between Bioamber S.A.S. and Cargill Inc., dated April 15, 2010, and Amendments to Commercial License Agreement and Development Agreement, dated October 15, 2011.	S-1	333-177917	4/10/2013	10.33

10.32!	Technology License Agreement by and between the Registrant and Celexion, LLC, dated September 25, 2010.	S-1	333-177917	4/10/2013	10.37

10.33!	Joint Venture Agreement by and among the Registrant, BioAmber International S.à.r.l., Mitsui & Co., Ltd. and Bluewater Biochemicals Inc., dated November 2, 2011.	S-1	333-177917	4/1/2013	10.38

10.34	Amendment One to the Technology License Agreement, by and between the Registrant and Celexion, LLC, dated as of March 15, 2012.	S-1	333-177917	4/1/2013	10.40

10.35	Second Amendment to the Technology License Agreement, by and between the Registrant and Celexion, LLC, dated as of June 8, 2012.	S-1	333-177917	3/15/2012	10.41

10.36	Stock Purchase Agreement by and between the Registrant and Lanxess Corporation, dated February 6, 2012.	S-1	333-177917	3/15/2012	10.43

10.37!	Supply Agreement between Bioamber S.A.S. and Mitsubishi Chemical Corporation, effective July 1, 2011.	S-1	333-177917	4/10/2013	10.44

10.38	Lease Agreement between the Registrant and St. Paul Fire and Marine Insurance Company, dated December 20, 2011.	S-1	333-177917	3/15/2012	10.46

10.39!	Prosperity Initiative Regional Diversification Contribution Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of Canada, effective September 16, 2011.	S-1	333-177917	4/1/2013	10.48

10.40	Loan Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of the Province of Ontario, effective September 30, 2011.	S-1	333-177917	3/15/2012	10.49

10.41!	Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, effective February 15, 2012.	S-1	333-177917	4/10/2013	10.50

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.42	Amending Agreement #1 to Prosperity Initiative Regional Diversification Contribution Agreement, between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of Canada, dated as of March 26, 2012.	S-1	333-177917	3/15/2013	10.51

10.43†	Employment Agreement between the Registrant and Kenneth W. Wall, dated October 24, 2011.	S-1	333-177917	3/15/2013	10.54

10.44†	Summary of compensation arrangement with Kurt Briner.	S-1	333-177917	5/2/2013	10.55

10.45†	Summary of compensation arrangement with Heinz Haller.	S-1	333-177917	5/2/2013	10.56

10.46†	Summary of compensation arrangement with Raymond Land.	S-1	333-177917	5/2/2013	10.57

10.47!	Technology License Agreement by and among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, dated February 15, 2012.	S-1	333-177917	4/10/2013	10.58

10.48	Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of August , 2012.	DRS	377-00032	2/15/2013	10.60

10.49	Second Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of November 5, 2012.	DRS	377-00032	2/15/2013	10.61

10.50!	Agreement of Purchase and Sale, by and between LANXESS Inc. and BioAmber Sarnia Inc., dated as of May 25, 2012.	S-1	333-177917	4/1/2013	10.62

10.51	Memorandum of Agreement of Lease, by and between BioAmber Canada Inc. and Société en Commandite Douze-Cinquante/Twelve-Fifty, Company Limited, dated as of September 24, 2012.	DRS	377-00032	2/15/2013	10.63

10.52	Consent and Amendments to Loan Agreement, by and between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of The Province of Ontario, dated as of September 27, 2012.	DRS	377-00032	2/15/2013	10.65

10.53	Loan Agreement, dated as of June 30, 2014, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto.	10-Q	001-35905	8/12/2014	10.1

10.54	Loan and Security Agreement, dated as of December 17, 2014, among Tennenbaum Capital Partners, Sinoven Biopolymers Inc., BioAmber Canada Inc. and BioAmber International S.a.r.l.	10-K	001-35905	3/16/2015	10.67

10.55	Second Amendment to Loan and Security Agreement, dated as of July 29, 2015, between the Company, Special Value Continuation Partners, LP and Obsidian Agency Services, Inc.	8-K	001-35905	8/4/2015	10.1

10.56	Third Amendment to Loan and Security Agreement, dated as of December 16, 2015, between the Company, Special Value Continuation Partners, LP and Obsidian Agency Services, Inc.	8-K	001-35905	12/17/2015	10.1

10.57	Employment Agreement, dated September 28, 2015, between the Company and Mario Saucier	8-K	001-35905	11/17/2015	10.1

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

10.58	Consulting Agreement, dated September 28, 2015, between the Company and Mario Saucier.	8-K	001-35905	11/17/2015	10.2

10.59	Employment Agreement, dated July 28, 2015, between the Company and Andrew Ashworth.	8-K	001-35905	11/17/2015	10.3

10.60	Employment Agreement, dated December 2, 2014, between the Company and Francois Laurin.	8-K	001-35905	1/6/2015	10.1

10.61*!!	Settlement & Technology Access Agreement between BioAmber Inc. and Reverdia V.O.F., dated December 15, 2015

21.1	Subsidiaries of the Registrant	10-K	001-35905	3/16/2015	21.1

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
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

†	Management contract or compensatory plan or arrangement.
!	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
!!	Portions of this agreement have been redacted pursuant to a request for confidential treatment with the SEC.