Form 10-Q
period 2016-03-31
BioAmber Inc.
filed 2016-05-09
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	☒

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¨    No   ☒

As of May 6, 2016, there were 28,781,753  shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

•	the expected market applications for our products and the sizes of these addressable markets;

•	our ability to gain market acceptance for bio-succinic acid, its derivatives including 1,4 BDO and THF and other building block chemicals;

•	our ability to ramp up commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;

•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;

•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives and other building block chemicals;

•	customer qualification, approval and acceptance of our products;

•	our ability to maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;

•	the impact of our off-take agreements on our business with our customers, our distributors and our current and future equity partners;

•	our ability to economically obtain feedstock and other inputs;

•	the achievement of advances in our technology platform;

•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others’ rights;

•	government regulatory and industry certification approvals for our facilities and products;

•	government policymaking and incentives relating to bio-chemicals; and
•	our ability to maintain an effective system of internal controls and prevent future material weaknesses or significant deficiencies from occurring;
•	our ability to maintain and secure adequate funding for our current business activities;

and other risks and uncertainties referenced under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or the respective dates of documents incorporated by reference herein or therein that include forward-looking statements.

BIOAMBER INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	$	$
Revenues
Product sales	1,458,485	367,249
Total revenues	1,458,485	367,249
Cost of goods sold excluding depreciation and amortization	3,062,390	310,089
Gross (loss) profit	(1,603,905)	57,160
Operating expenses
General and administrative	2,623,663	2,627,565
Research and development, net	1,849,142	4,608,745
Sales and marketing	1,156,181	1,152,722
Depreciation of property and equipment and amortization of intangible assets	1,153,451	71,840
Foreign exchange loss	121,070	55,952
Operating expenses	6,903,507	8,516,824
Operating loss	8,507,412	8,459,664
Amortization of debt discounts	601,035	66,250
Financial charges (income), net (Note 9)	3,445,946	570,858
Other (income) expense, net	(24,691)	(21,567)
Loss before income taxes	12,529,702	9,075,205
Income taxes (Note 13)	6,038	33,319
Net loss	12,535,740	9,108,524
Net loss attributable to:
BioAmber Inc. shareholders	10,945,687	8,398,230
Non-controlling interest	1,590,053	710,294
	12,535,740	9,108,524
Net loss per share attributable to BioAmber Inc. shareholders - basic and diluted	$0.39	$0.38
Weighted-average of common shares outstanding - basic and diluted	28,181,753	21,837,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	$	$
Net loss	12,535,740	9,108,524
Foreign currency translation adjustment	(6,555,010)	6,885,834
Total comprehensive loss	5,980,730	15,994,358
Total comprehensive loss attributable to:
BioAmber Inc. shareholders	6,660,983	11,595,580
Non-controlling interest	(680,253)	4,398,778
	5,980,730	15,994,358

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,	December 31,
	2016	2015
	$	$
Assets
Current assets
Cash and Cash equivalents	14,058,710	6,973,591
Accounts receivable	1,430,032	978,634
Inventories (Note 3)	2,187,563	1,749,224
Prepaid expenses and deposits	900,048	579,864
Valued added tax, income taxes and other receivables	1,561,104	562,800
Total current assets	20,137,457	10,844,113
Property and equipment, net (Note 4)	129,126,842	122,542,688
Investment in equity method and cost investments (Note 2)	447,035	447,035
Intangible assets, net (Note 5)	6,300,731	6,352,091
Goodwill	625,364	625,364
Restricted cash	575,925	540,975
Deferred financing costs	469,616	434,941
Total assets	157,682,970	141,787,207

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	4,733,532	15,834,274
Income taxes payable (Note 13)	95,082	112,256
Deferred grants (Note 8)	3,664,412	3,437,791
Short-term portion of long-term debt (Note 7)	10,104,215	10,297,542
Total current liabilities	18,597,241	29,681,863
Long-term debt (Note 7)	28,082,475	28,491,549
Warrants financial liability (Note 12)	15,066,327	12,231,906
Other long-term liabilities	459,881	443,135
Total liabilities	62,205,924	70,848,453
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 11)	42,989,888	24,583,636
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 28,781,753 and 26,181,753 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	287,817	261,817
Additional paid-in capital	271,559,194	258,792,171
Warrants	748,075	748,075
Accumulated deficit	(209,235,584)	(198,289,897)
Accumulated other comprehensive loss	(10,872,344)	(15,157,048)
Total BioAmber Inc. shareholders’ equity	52,487,158	46,355,118
Total liabilities and equity	157,682,970	141,787,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$
Balance at December 31, 2015	26,181,753	261,817	258,792,171	491,236	748,075	(198,289,897)	(15,157,048)	46,355,118
Stock-based compensation (Note 12)	—	—	949,961	—	—	—	—	949,961
Issuance of shares , net of issuance costs	2,600,000	26,000	11,817,062	—	—	—	—	11,843,062
Net loss	—	—	—	—	—	(10,945,687)	—	(10,945,687)
Foreign currency translation	—	—	—	—	—	—	4,284,704	4,284,704
Balance at March 31, 2016	28,781,753	287,817	271,559,194	491,236	748,075	(209,235,584)	(10,872,344)	52,487,158

Balance at December 31, 2014	21,836,046	218,360	220,460,559	1,249,126	2,949,018	(161,465,910)	(4,632,628)	57,529,399
Stock-based compensation (Note 12)	—	—	1,507,695	—	—	—	—	1,507,695
Warrants exercised/expired	2,625	26	4,836	(2,695)	(2,048)	—	—	2,814
Net loss	—	—	—	—	—	(8,398,230)	—	(8,398,230)
Foreign currency translation	—	—	—	—	—	—	(3,197,350)	(3,197,350)
Balance at March 31, 2015	21,838,671	218,386	221,973,090	1,246,431	2,946,970	(169,864,140)	(7,829,978)	47,444,328

The accompanying notes are integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	$	$
Cash flows from operating activities
Net loss	(12,535,740)	(9,108,524)
Adjustments to reconcile net loss to cash:
Stock-based compensation	949,961	1,507,695
Depreciation of property and equipment and amortization of intangible assets	1,153,451	71,840
Amortization of debt discounts	601,035	66,250
Other long-term liabilities	(310)	11,250
Financial charges (income), net (Note 9)	2,448,757	(8,077)
Changes in operating assets and liabilities
Change in accounts receivable	(312,139)	56,467
Change in inventories	(346,350)	(178,105)
Change in prepaid expenses and deposits	(265,060)	76,273
Change in value added tax, income taxes and other receivables	(961,658)	1,400,142
Change in accounts payable to ARD	—	(983,465)
Change in accounts payable and accrued liabilities	(11,016,301)	1,165,302
Net cash used in operating activities	(20,284,354)	(5,922,952)
Cash flows from investing activities
Acquisition of property and equipment and intangible asset	(26,082)	(29,055,502)
Investment in equity method and cost investments (Note 2)	—	(412,864)
Net cash used in investing activities	(26,082)	(29,468,366)

Cash flows from financing activities
Deferred financing costs	(197,789)	(144,260)
Issuance of long-term debt (Note 7)	—	5,415,545
Repayment of long-term debt (Note 7)	(2,382,533)	—
Government grants (Note 8)	—	4,075,947
Net proceeds from issuance of common shares	11,859,175	2,814
Proceeds from issuance of shares by a subsidiary (Note 11)	17,725,999	2,062,458
Net cash provided by financing activities	27,004,852	11,412,504
Foreign exchange impact on cash	390,703	(1,038,861)
Increase (decrease) in cash	7,085,119	(25,017,675)
Cash and cash equivalents, beginning of period	6,973,591	51,042,752
Cash and cash equivalents, end of period	14,058,710	26,025,077
Supplemental cash flow information:	—
Non-cash transactions:
Construction in-progress costs and fixed assets not yet paid	15,474	13,753,341
Amortization of debt discounts capitalized to fixed assets	—	412,061
Interest paid	434,714	488,195

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange (“SEC”) rules and regulations and using the same accounting policies as described in Note 2 of the audited consolidated financial statements included in BioAmber Inc. (BioAmber or the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except for the adoption of the Accounting Standard Update 2015-03, as referenced in paragraph Retrospective changes below. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2016 or any other future period.

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

Retrospective changes

The Company adopted Accounting Standards Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis in the three months ended March 31, 2016. In accordance with the adoption of this guidance, prior year amounts related to deferred debt issuance costs associated with long-term debt have been adjusted for the retrospective change in accounting principle. As of December 31, 2015, the Company has reclassified $1.3 million of deferred financing costs associated with long-term debt in the consolidated balance sheet, against the long-term debt. Refer to Note 7 for further information.

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

Recently adopted and recently issued accounting guidance

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2017, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

2. Equity and Cost Investments

Sinoven, the Company’s wholly-owned subsidiary and a third-party, NatureWorks LLC, are both 50% holders of the joint venture AmberWorks.

AmberWorks had a net loss of $nil for the three months ended March 31, 2016 and 2015, respectively. Sinoven’s share of the net loss amounted to $nil for those periods.

AmberWorks had total assets of $69,202 and total liabilities of $nil as of March 31, 2016 and December 31, 2015, respectively. Sinoven’s share of net assets amounted to $34,601 as of those periods, respectively.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in Comet Biorefining Inc., a start-up private company, which represented a 6.6% ownership interest. This investment is recorded using the cost investment method.

3. Inventories

	March 31,	December 31,
	2016	2015
	$	$
Finished goods	1,254,208	904,846
Work in progress	80,901	94,675
Raw material	699,872	610,773
Supplies and spare parts	152,582	138,930
Total	2,187,563	1,749,224

4. Property and equipment

	Estimated
	Useful	March 31,	December 31,
	Life	2016	2015
	(years)
		$	$
Land		274,127	242,957
Building	40	90,426,780	85,597,851
Machinery and equipment	5 - 20	33,308,341	31,407,524
Furniture and fixtures	5 - 8	127,881	122,285
Computers, office equipment and peripherals	3 - 7	189,361	182,720
Leasehold improvement	10	350,824	330,283
Construction in-progress		6,828,748	5,902,054
		131,506,062	123,785,674
Less: accumulated depreciation		(2,379,220)	(1,242,986)
Property and equipment, net		129,126,842	122,542,688

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $1,100,510 and $60,178 for the three months ended March 31, 2016 and 2015, respectively.

5. Intangible assets

	March 31,	December 31,
	2016	2015
	$	$

License with indefinite-lived	3,106,767	3,106,767
Acquired licenses with definite-lived	3,017,550	3,017,550
Computer software and licenses	404,888	398,048
Less: accumulated amortization	(228,474)	(170,274)
Intangible assets, net	6,300,731	6,352,091

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $52,941 and $11,662 for the three months ended March 31, 2016 and 2015, respectively.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
	$	$
Trade accounts payable	2,157,901	12,006,592
Accrued payroll and bonus	693,381	1,049,637
Consulting and legal fees	1,241,699	2,021,858
Accrued interest	221,905	282,506
Other	418,646	473,681
Total	4,733,532	15,834,274

7. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of the manufacturing facility in Sarnia, Ontario:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

On September 30, 2011, BioAmber Sarnia and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, or $11,518,500 when converted into U.S. dollars as of March 31, 2016, was granted to BioAmber Sarnia, according to the following principal terms:

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

During the period ended March 31, 2016 and 2015, BioAmber Sarnia received nil and a total of CAD$ 7,750,000, or $5,951,225 when converted into U.S. dollars as of March 31, 2016, respectively.

As of March 31, 2016, all disbursements were received. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

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

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000, or $383,950 when converted into U.S. dollars as of March 31, 2016. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The loan’s principal is repayable in 20 equal quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed CAD$45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender. The loan agreement was amended to increase the third party credit facilities from CAD$45 million to CAD$60 million in the aggregate in June 2014, and subsequently from CAD$60 million to CAD$67.5 million in the aggregate in March 2016. These covenants were met as of March 31, 2016.

The loan was originally recorded at the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 15%, being the interest rate a loan with similar terms and conditions would carry.

The difference between the face value of the loan and the discounted amount of the loan was recorded as a deferred grant, and subsequently reclassified against operating expenses during the period ended December 31, 2015.

The discounted loan is being accreted to its face value through a charge in the consolidated statement of operations using the effective interest method over the term of the loan.

iii)	Federal Economic Development Agency (“FEDDEV”)

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD$12,000,000 or $9,214,800 when converted into U.S. dollars as of March 31, 2016, was granted to BioAmber Sarnia. The loan is non-interest bearing with original repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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

These covenants were met as of March 31, 2016.

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

During the period ended March 31, 2016 and 2015, BioAmber Sarnia received nil and a total of CAD$1,445,000, or $1,109,616 when converted into U.S. dollars as of March 31, 2016, respectively.

As of March 31, 2016, all disbursements were received. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

iv)	Minister of Agriculture and Agri-Food of Canada (“AAFC”)

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million, or $7,679,000 when converted into U.S. dollars as of March 31, 2016, for the AgriInnovation Program. This loan provides for progressive disbursements as eligible costs are incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2026 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. These covenants were met as of March 31, 2016.

During the three months ended March 31, 2016 and 2015, BioAmber Sarnia received nil and an amount of CAD$2,745,000 or, 2,107,886 when converted in U.S. dollars as of March 31, 2016, respectively

As of March 31, 2016, all disbursements were received. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry.

v)	Comerica Bank, Export Development Canada and Farm Credit Canada (“EDC”)

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million, which was disbursed on May 12, 2015. The loan’s principal is repayable in 26 equal, quarterly installments beginning on September 30, 2015, and at floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There was an initial interest-only period from draw down of the term loan until the first payment of principal. The disbursement of the loan, net of a 2.5% upfront loan fee CAD$500,000, or $383,950 when converted into U.S. dollars as of March 31, 2016, was recorded as debt discount and will be amortized over the estimated term of the loan using the effective interest method. BioAmber Sarnia paid a 1.0% per annum commitment fee on the undrawn amount, until the drawdown.

The loan was originally recorded at the discounted amount of the future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry. The difference between the face value of the loan and the discounted amount of the loan was recorded as a grant applied as reduction of the cost of construction in-progress.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at the end of any and each quarter during the term of the loan following the commercial operation date of the Sarnia facility. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. All applicable covenants as of March 31, 2016 have been met.

vi)	Tennenbaum Capital Partners, LLC (“TCP”)

On December 17, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with funds managed by TCP. The proceeds received were used to repay in full, the Loan and Security Agreement with Hercules Technology Growth Capital Inc. (“HTGC”) that was entered into on June 27, 2013, and for general corporate purposes.

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

The Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Facility, the failure to comply with certain covenants and agreements specified in the Agreement, the occurrence of a material adverse change, defaults in respect of certain other indebtedness, and certain events of insolvency.  In addition, the expiration, termination or unavailability of the Company’s license agreements with Cargill, Inc. are deemed to be a default under the Agreement.  The Company was required to maintain at least $12.5 million in unrestricted cash. The Company is required to cause its subsidiary BioAmber Sarnia to make certain cash distributions to its shareholders on a quarterly basis beginning January 1, 2016, within the terms of the BioAmber Sarnia Joint Venture Agreement unless prohibited by applicable law or the BioAmber Sarnia financing agreements, such that amounts of cash will not accumulate in BioAmber Sarnia.  If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Facility may become due and payable immediately. These covenants were met as of March 31, 2016.

On July 29, 2015, the Company signed an amendment to the TCP loan agreement (the “TCP Amendment”) to increase the permitted investment in BioAmber Sarnia from $10 million to $25 million after July 29, 2015. In exchange, the restricted cash balance requirement increased from $12.5 million to $15 million from July 29, 2015 to December 31, 2015. There is the possibility for the restricted cash balance to decrease to $12.5 million prior to December 31, 2015, if the Company’s revenues exceeds a minimum threshold or if certain conditions are met. Pursuant the TCP Amendment, a fee of $250,000 was paid during the three months ended September 30, 2015, and during the three months ended March 31, 2016.

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

In addition, in connection with the Early Paydown, the Company paid half of the end of term charge of $514,781, and the prepayment fee of $374,386 and the remaining other half of the end of term fee associated with the Early Paydown was deferred, interest free, until the closing of the public offering in January 2016. Beginning with the payment due on February 1, 2016, the outstanding principal balance of the loan shall be repaid in equal monthly installments so that all principal and interest accrued thereon shall be repaid on the maturity date, which is December 1, 2017. In addition, pursuant to this amendment, the amount of indebtedness that the Company is permitted to allow BioAmber Sarnia to incur increased to CAD $72.5 million less the aggregate repayments of principal on such indebtedness.

The balance of the outstanding long-term debt is as follows:

	March 31,	December 31,
	2016	2015
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $450,000)	345,555	342,618
Less: debt discount	(185,766)	(174,493)
Amortization of debt discount	119,331	106,312
Less: short-term portion of debt	(76,790)	(72,130)
	202,330	202,307

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	11,518,500	10,819,500
Less: debt discount	(5,277,058)	(4,956,820)
Amortization of debt discount	1,194,421	912,491
	7,435,863	6,775,171

Federal Economic Development Agency:
Face value (CAD $10,800,000)	8,293,320	8,222,820
Less: debt discount	(3,270,089)	(3,071,644)
Less: short-term portion of debt	(1,842,960)	(1,731,120)
Gain on debt extinguishment	(620,775)	(583,103)
Amortization of debt discount	1,799,357	1,489,949
	4,358,853	4,326,902

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $10,000,000)	7,679,000	7,213,000
Less: debt discount	(3,644,549)	(3,423,379)
Amortization of debt discount	470,404	504,531
Less: short-term portion of debt	(767,900)	(661,743)
	3,736,955	3,632,409

Tennenbaum Capital Partners, LLC :
Face value	9,195,542	10,000,000
Less: debt discount (1)	(1,179,505)	(925,000)
Amortization of debt discount (1)	372,346	268,105
End of term charge	129,119	514,780
Less: short-term portion of debt	(5,053,796)	(5,058,318)
	3,463,706	4,799,567

EDC:
Face value (CAD $17,692,308)	13,585,923	13,871,154
Less: debt discount (2)	(2,812,773)	(2,775,630)
Amortization of debt discount (2)	474,387	433,900
Less: short-term portion of debt	(2,362,769)	(2,774,231)
	8,884,768	8,755,193
Long-term debt, net	28,082,475	28,491,549

[1]

Includes deferred debt financings costs of $679,505 and $425,000 as of March 31, 2016 and December 31, 2015, respectively, and amortization of debt financing costs of $164,013 and $101,437, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on January 1,2016.  Prior to the ASU adoption, deferred debt issuance costs were presented in deferred financing costs.

[2]

Includes deferred debt financings costs of $1,152,811 and $1,082,853 as of March 31, 2016 and December 31, 2015, respectively, and amortization of debt financing costs of $156,615 and $106,428, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on January 1,2016.  Prior to the ASU adoption, deferred debt issuance costs were presented in deferred financing costs.

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	TCP	EDC	Total
	$	$	$	$	$	$	$
April 2016 - March 2017	76,790	—	1,842,960	767,900	5,053,796	2,362,769	10,104,215
April 2017 - March 2018	76,790	—	1,842,960	767,900	4,141,746	2,362,769	9,192,165
April 2018 - March 2019	76,790	2,303,700	1,842,960	767,900	—	2,362,769	7,354,119
April 2019 - March 2020	76,790	2,303,700	1,842,960	767,900	—	2,362,769	7,354,119
April 2020 and thereafter	38,395	6,911,100	921,480	4,607,400	—	4,134,847	16,613,222
Total	345,555	11,518,500	8,293,320	7,679,000	9,195,542	13,585,923	50,617,840

8. Deferred Grant

As of March 31, 2016 and December 31, 2015, the Company has the following deferred grant:

a) Sustainable Development Technology Canada (“SDTC”)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia in the amount of CAD$14,500,000, or $11,134,550 when converted into U.S. dollars as of March 31, 2016, with progressive disbursements according to the terms of the agreement and milestones as follows:

I.	Detailed Engineering Package, Construction and Procurement. The Company fulfilled this Milestone in October 2012.

II a) Re-engineering of the Production Process and Plant Design. The Company fulfilled this Milestone in 2014.

II b) Engineering Site Preparation and General Contractor Selection. The Company fulfilled this Milestone in 2014.

III. Engineering, Procurement of Equipment and Construction of the Plan. The Company fulfilled this Milestone in June 2015

IV.Commissioning, Start-up and Optimization of the manufacturing facility, expected to be in 2016.

The grant is non-reimbursable by BioAmber Sarnia except upon the occurrence of certain events of default defined in the agreement.

Milestone I, II a) and II b) were fulfilled on or prior December 31, 2014. On May 26, 2015, BioAmber Sarnia completed the milestone III and received the advance on Milestone IV of CAD$ 4,769,354, or $3,664,412 when converted into U.S. dollars as of March 31, 2016. The Milestone III was reclassified from deferred grants reducing the cost of construction in-progress and the advance on Milestone IV was recorded as a deferred grant as of March 31, 2016. The amounts received above are net of a holdback of CAD$1,437,715 or $1,104,021 when converted into U.S. dollars as of March 31, 2016. The holdback is expected to be received at the completion of the Milestone IV.

9. Financial charges (income), net

	Three Months
	ended
	March 31,
	2016	2015
	$	$
End of term charge on long-term debt (Note 7 vi)	129,117	171,875
Interest on long-term debt	490,605	593,750
Revaluation of the warrants financial liability (Note 12)	2,834,421	(179,952)
Other interest charge (income), net	(8,197)	(14,815)
Total financial charges (income), net	3,445,946	570,858

10. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. As of March 31, 2016, leases payments for the next nine months of 2016, and on a twelve months basis for the remaining years are the following:

March 31, 2016
$
2016	118,787
2017	140,900
2018	143,579
2019	151,737
2020	163,158
Thereafter	242,698

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of March 31, 2016, the royalty payments commitments for the next nine months of 2016, and on a twelve months basis for the remaining years are the following:

March 31, 2016
$
2016	875,000
2017	850,000
2018	850,000
2019	550,000
2020	550,000
Thereafter	5,425,000

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $51,039 and $ 127,040 for the three months ended March 31, 2016 and 2015, respectively, and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$750,000 or $575,925 when converted into U.S. dollars as of March 31, 2016 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required. As of March 31, 2016, purchase obligations commitments for the next nine months of 2016, and on a twelve months basis for the remaining years are the following:

March 31, 2016
$
2016	1,004,827
2017	1,944,702
2018	1,944,702
2019	1,944,702
2020	1,944,702
Thereafter	4,773,718

Litigation

As of March 31, 2016 there were no outstanding claims or litigation.

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

On February 8, 2016, the Company together with its subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a binding Term Sheet (the “Term Sheet”) with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of $17.7 million (CAD$25 million), which increases Mitsui’s share ownership to 40.8%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its Board of directors from five to six members, and BioAmber and Mitsui have the right to designate three members each.  All Board decisions will have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia Board members, except that with respect to the following matters, which BioAmber, as the controlling shareholder of BioAmber Sarnia, will have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and firing of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  BioAmber also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, BioAmber would no longer have the deciding votes described in the preceding sentence.

As of March 31, 2016, the estimated redemption value of the redeemable non-controlling interest was $27.1 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, December 31, 2015	24,583,636
Mitsui’s additional capital contribution	17,725,999
Net loss attributable to redeemable NCI	(1,590,053)
Accumulated other comprehensive loss attributable to NCI	2,270,306
Balance at March 31, 2016	42,989,888

Balance, December 31, 2014	24,190,412
Mitsui’s additional capital contribution	2,062,458
Net loss attributable to NCI	(710,294)
Accumulated other comprehensive income attributable to NCI	(3,688,484)
Balance at March 31, 2015	21,854,092

12. Share capital

Secondary Public Offering

On January 15, 2016, the Company completed the closing of another follow-on public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share. The gross aggregate proceeds from this secondary public offering were approximately $13.0 million, with net proceeds of approximately $11.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details. On May 6, 2015, the Company completed a public offering and issued 3,900,000 shares of common stock, at an offering price of $9.00 per share. The total net proceeds from the public offering, after deducting underwriting discounts and offering expenses was approximately $32.8 million. These public offerings triggered adjustments to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants (refer to section Warrants financial liability below for details)

Warrants financial liability

June 2009 & April 2011 Warrants

On June 22, 2009, the Company issued 208,950 warrants at an exercise price of $5.74 per share in connection with a financing transaction, with an estimated fair value of $1,045,307. On April 11, 2011, the Company issued 94,745 warrants at an exercise price of $10.55 per share with a fair value of $810,448 in connection with a second financing transaction. Those warrants contain anti-dilution protection in the event securities are sold at a lower price than the warrant’s original exercise price.  The anti-dilution protection contains a price adjustment and an adjustment to the number of warrants. The fair value of the warrants are classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. A non-cash reclassification from equity to liability was recorded in the third quarter 2015.

Following the May 2015 public offering, the exercise price per share of the April 2011 Warrants were adjusted to an exercise price of $10.11 per share and an additional 4,124 warrants were issued. The January 2016 public offering also triggered an adjustment to the exercise price of the April 2011 Warrants and the June 2009 Warrants from $10.11 per share and $5.74 per share, respectively, to $9.65 per share and $5.67 per share, respectively. An additional 4,713 warrants at an exercise price of $9.65 and an additional 2,580 warrants at an exercise price of $5.67 per share were issued following the adjustments triggered by this issuance.

As of March 31, 2016, the fair value of those warrants was determined to be $1.59 and $1.80 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $522,327 classified as warrants financial liability on the consolidated balance sheets. It resulted in a financial (income) charge of $(430,250) and $140,048 for the three months ended March 31, 2016 and 2015, respectively.

As of December 31, 2015, the fair value of those warrants was determined to be $3.03 and $3.21 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of  $951,906 classified as warrants financial liability on the consolidated balance sheets.

IPO Warrants

The warrants issued upon the completion of the IPO (“IPO Warrants”), are exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. The initial fair value of the warrants was determined to be $2.02 per warrant using the Black-Scholes option pricing model. The warrants contain full ratchet, anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrant, with certain exceptions. The exercise price of $11.00 per whole share of common stock is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock issuances or other similar events affecting the company’s common stock. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. The exercise price of the outstanding IPO Warrants were adjusted from $11.00 to $9.00 per whole share of common stock, and subsequently from $9.00 to $5.00 per whole share of common stock,  pursuant the terms of such warrants, following the May 2015 public offering and the January 2016 public offering, respectively.

On March 31, 2016, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $1.82 per warrant, as compared to $1.41 per warrant on December 31, 2015. As a result, the liability was revalued at the balance sheet date resulting in a financial charge (income) of $3,264,000 and $(320,000) for the three months ended March 31, 2016 and 2015, respectively.

Stock option plan

Stock-based compensation expense was allocated as follows:

	Three months ended
	ended
	March 31,
	2016	2015
	$	$
General and administrative	542,032	801,672
Research and development	354,697	562,682
Sales and marketing	53,232	143,341
Total compensation expense	949,961	1,507,695

The following table summarizes activity under the Plan:

	Numbers of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,044,107	$7.51	7.20	$2,560,150
Granted	974,000	4.98
Forfeited or cancelled	(269,658)	7.37
Outstanding at March 31, 2016	5,748,449	$7.07	7.56	$2,567,630
Exercisable at March 31, 2016	3,352,828	$7.28	6.49	$1,291,864

As of March 31, 2016, the weighted-average remaining contractual life of options outstanding and options exercisable were 7.56 years and 6.49 years, respectively.

The fair value of options granted during the three months ended March 31, 2016 and 2015, respectively, was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three months ended
	March 31,
	2016	2015
Risk-free interest rate	1.64%	1.82%
Expected life ( in years )	6.25 years	6.25 years
Volatility	80.29%	85.34%
Expected dividend yield	0%	0%

Warrants

During the three months ended March 31, 2016, no warrants were exercised. During the three months ended March 31, 2015, 2,625 warrants were exercised at an exercise price of $1.07 per share.

As at March 31, 2016, the Company had the following warrants and warrants financial liability outstanding to acquire common shares:

Number	Exercise price	Expiration date
331,846	$1.07	July 2016 - September 2018
159,390	$1.43	February 2019
211,530	$5.67	June 2019
103,582	$9.65	April 2021
4,000,000	$11.00	May 2017
4,806,348

13. Income taxes

Based on the Company’s evaluation at March 31, 2016, management has concluded that there has been no change to the recorded uncertain tax positions requiring adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2011 through December 31, 2015.

For the three month periods ended March 31, 2016 and 2015, the Company’s effective income tax rates was (0.05)% and (0.37)% respectively, compared to an applicable U.S. combined federal and state income tax rate of 40.54%. The difference between the effective tax rate and U.S. statutory tax rate as of March 31, 2016 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended March 31, 2016, the Company recorded valuation allowances on deferred tax assets relating to current year losses and temporary differences.

The Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2011 to present. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2011 to the present.

14. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of March 31, 2016, is equal to the carrying amount of its financial assets.

Interest Rate Risk

We had cash balances totaling $14.1 million at March 31, 2016. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27% and the Company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the 3 month LIBOR rate and the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase

15. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at March 31, 2016 and December 31, 2015. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

16. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months Ended March 31,
	2016	2015
	$	$
Product sales to a shareholder	20,947	3,250

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

17. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
	$	$	$	$	$	$
Property and equipment, net	—	—	129,126,842	122,542,688	129,126,842	122,542,688
Investment in equity method investments	—	—	447,035	447,035	447,035	447,035
Intangible assets, net (Note 5)	3,017,550	3,017,550	3,283,181	3,334,541	6,300,731	6,352,091
Goodwill	625,364	625,364	—	—	625,364	625,364

18. Subsequent event

On April 20, 2016, BDC Capital Inc. (the “Lender”), a wholly owned subsidiary of Business Development Bank of Canada, accepted to enter into a binding  Letter of Offer of financing (the “Letter of Offer”) with BioAmber Sarnia.  The proceeds will be used to fund the working capital of the BioAmber Sarnia’s facility in Sarnia, Ontario.

Pursuant to the Letter of Offer, the Lender has agreed to make a secured term loan of CAD$10 million to BioAmber Sarnia (the ‘’Loan’’), which will be disbursed to BioAmber Sarnia following the fulfillment of certain customary conditions more fully described in the Letter of Offer.  The Loan is repayable in 59 equal, monthly installments of CAD$165,000 from April 15, 2017 until February 15, 2022, and by way of one balloon payment of CAD$265,000, payable on March 15, 2022. The Loan will bear interest at a fixed interest rate of 13% per annum, payable monthly on the 15th day of the month commencing on the next occurring payment date following the first advance on the Loan. The Lender may cancel any portion of the Loan not disbursed after six months from February 16, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those listed in the section entitled “Risk Factors” in this report and in our Annual Report Form 10-K  for the fiscal year ended December 31, 2015 as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

On May 9, 2013, we raised net proceeds of $71.7 million from the initial public offering of our equity securities. In July 2014, we completed a secondary public offering and issued 3,220,000 shares of common stock, at a public offering price of $12.00 per share, for a total of approximately $36.0 million in net proceeds, after deducting underwriting discounts and commissions and expenses payable by us. On May 6, 2015, we completed the closing of a secondary public offering and issued 3,900,000 shares of common stock, at an offering price to the public of $9.00 per share, for a total of approximately $32.8 million in net proceeds, after deducting underwriting discounts and commissions and expenses payable by us. On January 21, 2016, we completed the closing of a secondary public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share, for a total of approximately $11.9 million in net proceeds, after deducting underwriting discounts and commissions and expenses payable by us.

As of March 31, 2016, we had raised an aggregate of $292.8 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes.

Sarnia Facility

Our first commercial-scale facility is on land we own and is located within a bio-industrial park in Sarnia, Ontario. The site is co-located in a large petrochemical hub with existing infrastructure that facilitates access to utilities and certain raw materials and finished product shipment, including steam, electricity, cooling water and water treatment. The facility has a nameplate capacity of 30,000 metric tons of bio-succinic acid per year and we started commercial scale production in October 2015.

The plant has received ISO 9001 (for its quality management system), ISO 14001 (for its environmental management system, OHSAS 18001 (for its health and safety management system) and FSSC 22000 certification (for its food safety management system).  These certifications were granted by accredited certification bodies following audits of the Sarnia plant in the fourth quarter of 2015.

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build and operate our facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. On February 8, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a binding term sheet with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of the joint venture.

The total construction cost of our facility in Sarnia was approximately $141.5 million, funded through capital contributions from us and from Mitsui, and interest free and low-interest loans and governmental grants.

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

Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we have developed our sales and marketing capability and entered into distribution and joint development agreements with strategic partners. On February 8, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a binding term sheet with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of the joint venture.

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

Feedstock and other manufacturing input prices. We use sugars that can be derived from wheat, corn, sugar cane and other feedstocks. We intend to locate our facilities near readily available sources of sugars and other inputs, such as steam, electricity and hydrogen, in order to ensure reliable supply of cost-competitive feedstocks and utilities. While our process requires less sugar than most other renewable products and is therefore less vulnerable to sugar price increases relative to other bio-based processes, our margins will be affected by significant fluctuations in these required inputs.

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

Recent Developments

Mitsui additional capital contribution

On February 8, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a binding term sheet with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its board of directors from five to six members, and we and Mitsui have the right to designate three members each.  All BioAmber Sarnia board decisions will have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia board members, except that with respect to the following matters, we, as the controlling shareholder of BioAmber Sarnia, will have a deciding vote and will have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and termination of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  We also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, we would no longer have the deciding votes described in the preceding sentence.

Public Offering of Common Stock

On January 21, 2016, we completed the closing of a follow-on public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share. The gross aggregate proceeds from this secondary public offering were approximately $13.0 million, with net proceeds of approximately $11.9 million, after deducting underwriting discounts and commissions and expenses payable by us. This public offering also triggered a further adjustment to the exercise price of the outstanding IPO Warrants, from $9.00 per whole share of common stock to $5.00 per whole share of common stock. The exercise price of the 2011 Warrants and the warrants that we issued in June 2009 were also reduced following the completion of this public offering, from $10.11 per share and $5.74 per share, respectively, to $9.65 per share and $5.67 per share, respectively. An additional 4,713 warrants at an exercise price of $9.65 and an additional 2,580 warrants at an exercise price of $5.67 per share were issued following adjustments in the number of shares underlying the warrants that were triggered by this issuance.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our Sarnia production facility, machinery and equipment, office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of our definite-lived license and amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. We expect depreciation of property and equipment to increase significantly as our manufacturing facilities are put in to use. As of March 31, 2016, $20.1 million of net grants were applied as a reduction of machinery and equipment and building. This reduces depreciation expense over the useful life of the asset.

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

Amortization of Debt Discounts

Amortization of debt discounts consists primarily of costs from past financings that are recognized over the life of the funding instrument and will continue to increase in line with the expenses incurred to obtain future financing. Those costs are deferred and amortized on a straight-line basis, which is approximately the effective interest method, over the term of the related debt. Amortization of debt discounts also includes the accretion of the debt discount on the interest free or low-interest loans received from the government agencies.

Financial Charges (Income), Net

Financial charges (income), net, include interest on long-term debt, end of term accretion charge from the TCP loan and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on our IPO Warrants, 2009 Warrants and 2011 Warrants.

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

Comparison of Three months ended March 31, 2016 and March 31, 2015

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three months	Three months	$
	ended	ended	Increase
	March 31, 2016	March 31, 2015	(decrease)
	(in thousands)
Revenues
Product sales	$1,458	$367	$1,091
Total revenues	1,458	367	1,091
Cost of goods sold	3,062	310	2,752
Gross (loss) profit	(1,604)	57	(1,661)
Operating expenses
General and administrative	2,624	2,628	(4)
Research and development, net	1,849	4,609	(2,760)
Sales and marketing	1,156	1,153	3
Depreciation of property and equipment and amortization of intangible assets	1,153	72	1,081
Foreign exchange loss	121	55	66
Operating expenses	6,903	8,517	(1,614)

Operating loss	8,507	8,460	47
Amortization of debt discounts	601	66	535
Financial charges (income), net	3,446	571	2,875
Other expense (income), net	(24)	(22)	(2)
Loss before income taxes	12,530	9,075	3,455
Income taxes	6	33	(27)
Net loss	12,536	9,108	3,428
Net loss attributable to:
BioAmber Inc. shareholders	10,946	8,398	2,548
Non-controlling interest	1,590	710	880
	12,536	9,108	3,428

Product sales

Product sales increased from $367,000 for the three months ended March 31, 2015 to $1,458,000 for the three months ended March 31, 2016 due to an increase in product volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $310,000 for the three months ended March 31, 2015 to $3.1 million for the three months ended March 31, 2016. This increase was driven primarily by an increase in volume sold, as well as Sarnia facility ramp-up costs, including fixed costs and reprocessing costs for off-specifications products that were allocated to the cost of goods sold.

General and administrative expenses

General and administrative expenses remained stable at $2.6 million for the three months ended March 31, 2015 and March 31, 2016. This was driven by a decrease in stock-option compensation expenses due to stock-options granted in 2016 with a lower fair value than the stock-options fully vested in 2015, offset by an increase in salaries and benefits expense associated with the Sarnia facility transition from construction to production stage.

Research and development expenses

Research and development expenses decreased by $2.8 million to $1.8 million for the three months ended March 31, 2016, as compared to $4.6 million for the three months ended March 31, 2015. This was due to the fact that the costs related to the commissioning of the plant incurred in the prior year were recorded in research and development. It is also explained by reduced expenses related to the molecular engineering of the yeast, and lower costs related to intellectual property.

Sales and marketing expenses

Sales and marketing expenses remained stable at $1.2 million from the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This was driven by a decrease in stock-option compensation expenses due to stock-options granted in 2016 with a lower fair value than the stock-options fully vested in 2015, which was offset by an increase in salaries and benefits expense from severances paid following the restructuring of our commercial function.

Foreign exchange loss

The foreign exchange loss increased by $66,000 from a loss of $55,000 for the three months ended March 31, 2015 compared to a loss of $121,000 for the three months ended March 31, 2016. This increase was driven by the strengthening of the Canadian Dollar versus the U.S. Dollar during the three months ended March 31, 2016, which impacted the U.S. Dollar trade receivable balance in our subsidiary with Canadian functional currency.

Financial charges (income), net

Financial charges (income), net increased from a charge of $3.4 million for the three months ended March 31, 2016 as compared to a charge of $571,000 for the three months ended March 31, 2015. The increase is mainly due to the non-cash mark-to-market adjustment change of $2.8 million on the warrants that were part of the units issued in our IPO, as well as on the June 2009 Warrants and the April 2011 Warrants.

Liquidity and Capital Resources

From inception through March 31, 2016, we have funded our operations primarily from an aggregate of $292.8 million raised from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, including net proceeds of $11.9 million from our January 2016 public offering of our common stock. We also received CAD$70.6 million from loan and grants proceeds from various Canadian institutional and government agencies and net proceeds of $24.5 million from a three year term loan with TCP.

We began commissioning and start-up of our Sarnia facility in March 2015, achieved mechanical completion in June 2015 and started production in the last quarter of 2015. We will require funds to ramp up production levels at our Sarnia operations, and build inventory levels, which are expected to be funded by us through available cash, additional loans, and Mitsui’s capital contribution. On February 8, 2016, Mitsui agreed to provide an additional capital contribution of $CAD 25.0 million, for an additional 10% of share ownership, which was received during the three months ended March 31, 2016.

In addition, we will require funds for our research and development programs and for general corporate purposes, which are expected to be funded by equity issuance, debt refinancing and/or by reducing or delay operating expenses as deemed appropriate.

Based on these funding activities and the cash on hand at March 31, 2016, combined with the previously committed funding from grants not yet drawn as of March 31, 2016, we believe that we have sufficient cash to fund our operations for at least the next twelve months.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2016	2015
	(in thousands)

Net cash used in operating activities	(20,284)	(5,923)

Net cash used in investing activities	(26)	(29,468)

Net cash provided by financing activities	27,005	11,413

Operating activities

The cash from operating activities is primarily used for general and administrative expenses and research and development activities. These include expenses on research and development projects, expenses related to the Sarnia facility production operations, consultancy and advisory fees from third parties, licensing and royalty expenses, payroll expenses, legal and accounting expenses and office rent and utilities.

Cash used in operating activities during the three months ended March 31, 2016 of $20.3 million reflected our net loss of $12.5 million, which was adjusted for non-cash charges of $5.2 million and a negative change in operating assets and liabilities of $12.9 million. Non-cash expense adjustments included stock-based compensation of $1.0 million, $1.2 million of depreciation and amortization and financial charges of $2.5 million including the mark-to-market accounting for IPO Warrants, 2009 Warrants and 2011 Warrants, and the end of term charge on long-term debt. The amount of operating assets and liabilities is a net outflow of $12.9 million due to a decrease in current liabilities and an increase in current assets.

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

Investing activities

Cash used in investing activities during the three months ended March 31, 2016 of $26,000 included property and equipment purchases.

Cash used in investing activities during the three months ended March 31, 2015 of $29.0 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario, and $0.4 million of an investment in an equity method investments.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2016 of $27.0 million included the proceeds from issuance of shares of the January 2016 public offering, for a total of $11.9 million, capital contributions by Mitsui to our BioAmber Sarnia joint venture of $17.7 million, and principal reimbursement of various loans for $2.4 million.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include fair value determination of assets, liabilities, fair value of intangible assets and goodwill, useful lives of intangible assets, income taxes, stock-based compensation and value of certain equity and debt instruments. These critical accounting policies are the same as those detailed in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent accounting pronouncements

For information on recent accounting pronouncements, see ”Recently adopted and recently issued accounting guidance” in the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash totaling $14.1 million at March 31, 2016. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%, and our long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the 3 month LIBOR rate and the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase

Commodity Price Risk

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

Foreign Currency Risk

We currently conduct our operations in U.S. dollars, Canadian dollars and Euros, which exposes us to fluctuations in foreign currency exchange rates. Our foreign currency risk to increase with the ramp-up of our Sarnia facility, as our sources of cash are primarily in U.S. dollars, while our uses of cash are primarily in Canadian dollars. We will monitor the amounts and timing of foreign currency exposures related to the operations of the facility and will look to mitigate exposure through normal business operations such as manufacturing and selling in the same currencies where practical. We may use forward contracts or currency swaps to mitigate any remaining exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e)  promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, we identified and disclosed a material weakness in internal control over financial reporting, that if not corrected, could result in a material misstatements in our financial statements. The material weakness was in an inappropriate review process of non-routine complex financial instruments that may have embedded derivatives or other provisions that may have complex accounting impacts, and resulted in an error in the accounting treatment of warrants issued in 2009 and in 2011 (“Legacy Warrants”).  This error resulted in the reclassification of the Legacy Warrants from equity to a non-cash liability and in the correction of our comparative condensed consolidated financial statements. The accounting treatment of previous warrants issued was reviewed during the quarter ended September 30, 2015 and confirmed that the error was limited to these Legacy Warrants.  Our review process for non-routine complex financial instruments allowed this error to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the years ended June 30, 2009 to September 30, 2015 or any interim condensed consolidated financial statements for the quarters included therein.

To remediate the material weakness described above, specific actions were implemented including: improving processes and implementing additional controls around review of new complex financial instruments to identify appropriate accounting treatment and monitoring implication thereafter, and strengthening management’s review controls. Based on the actions taken by the management, we successfully completed the assessment necessary to conclude that the previously identified and disclosed material weakness has been remediated as of March 31, 2016.

Except as noted above, there has been no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 15, 2016, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 5.	Other Information

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

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13
10.1!	Second Amended and Restated Joint Venture Agreement dated as of February 15, 2016 among the Registrant, Mitsui & Co., Ltd. and the other parties thereto	X
31.1	Certification of the Principal Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Principal Chief Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*

The certification furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

!....... Confidential treatment has been granted by the Securities and Exchange Commission as to certain portion

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BIOAMBER INC.

May 6, 2016

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mario Saucier
Mario Saucier
Chief Financial Officer
(Principal Financial Officer)