Form 10-Q
period 2016-06-30
BioAmber Inc.
filed 2016-08-09
CIK 1534287

è

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 28,836,983  shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

BIOAMBER INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	$	$	$	$
Revenues
Product sales	2,521,097	341,900	3,979,582	709,149
Total revenues	2,521,097	341,900	3,979,582	709,149
Cost of goods sold excluding depreciation and amortization	3,480,991	752,323	6,543,381	1,062,412
Gross loss	(959,894)	(410,423)	(2,563,799)	(353,263)
Operating expenses
General and administrative	2,985,456	2,963,708	5,609,119	5,591,273
Research and development, net	1,522,501	4,959,725	3,371,643	9,568,470
Sales and marketing	583,534	1,124,185	1,739,715	2,276,907
Depreciation of property and equipment and amortization of intangible assets	1,238,411	92,854	2,391,862	164,694
Write-off of intangible assets (Note 5)	—	1,141,000	—	1,141,000
Foreign exchange loss	24,909	202,181	145,979	258,133
Operating expenses	6,354,811	10,483,653	13,258,318	19,000,477
Operating loss	(7,314,705)	(10,894,076)	(15,822,117)	(19,353,740)
Amortization of debt discounts	839,410	91,810	1,440,445	158,060
Financial charges (income), net (Note 9)	(11,296,346)	3,782,361	(7,850,400)	4,353,219
Other (income) expense, net	196,788	517	172,097	(21,050)
Income (loss) before income taxes	2,945,443	(14,768,764)	(9,584,259)	(23,843,969)
Income taxes (Note 13)	12,341	10,603	18,379	43,923
Net income (loss)	2,933,102	(14,779,367)	(9,602,638)	(23,887,892)
Net income (loss) attributable to:
BioAmber Inc. shareholders	4,810,667	(13,979,153)	(6,135,020)	(22,377,384)
Non-controlling interest	(1,877,565)	(800,214)	(3,467,618)	(1,510,508)
	2,933,102	(14,779,367)	(9,602,638)	(23,887,892)
Basic net earnings (loss) per share attributable to BioAmber Inc. shareholders	$0.17	$(0.58)	$(0.22)	$(0.97)
Diluted net earnings (loss) per share attributable to BioAmber Inc. shareholders	$0.16	$(0.58)	$(0.22)	$(0.97)

Weighted-average of common shares outstanding - basic	28,781,753	24,283,275	28,481,753	23,067,190
Effect of dilutive employee stock options	413,000	—	—	—
Effect of dilutive warrants	491,236	—	—	—
Weighted-average of common shares outstanding - diluted	29,685,989	24,283,275	28,481,753	23,067,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	$	$	$	$
Net income (loss)	2,933,102	(14,779,367)	(9,602,638)	(23,887,892)
Foreign currency translation adjustment	207,205	1,719,473	6,762,215	(5,166,361)
Total comprehensive income (loss)	3,140,307	(13,059,894)	(2,840,423)	(29,054,253)
Total comprehensive income (loss) attributable to:
BioAmber Inc. shareholders	4,941,912	(14,324,471)	(1,719,071)	(24,249,821)
Non-controlling interest	(1,801,605)	1,264,577	(1,121,352)	(4,804,432)
	3,140,307	(13,059,894)	(2,840,423)	(29,054,253)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30,	December 31,
	2016	2015
	$	$
Assets
Current assets
Cash and cash equivalents	5,543,053	6,973,591
Accounts receivable	2,191,901	978,634
Inventories (Note 3)	2,849,947	1,749,224
Prepaid expenses and deposits	838,263	579,864
Valued added tax, income taxes and other receivables	515,553	562,800
Total current assets	11,938,717	10,844,113
Property and equipment, net (Note 4)	128,201,328	122,542,688
Investment in equity method and cost investments (Note 2)	447,035	447,035
Intangible assets, net (Note 5)	6,240,106	6,352,091
Goodwill	625,364	625,364
Restricted cash	576,750	540,975
Deferred financing costs	661,503	434,941
Total assets	148,690,803	141,787,207

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	5,118,284	15,834,274
Income taxes payable	118,711	112,256
Deferred grants (Note 8)	3,669,761	3,437,791
Short-term portion of long-term debt (Note 7)	10,241,984	10,297,542
Total current liabilities	19,148,740	29,681,863
Long-term debt (Note 7)	26,521,468	28,491,549
Warrants financial liability (Note 12)	3,122,842	12,231,906
Other long-term liabilities	452,032	443,135
Total liabilities	49,245,082	70,848,453
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 11)	41,188,283	24,583,636
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 28,781,753 and 26,181,753 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	287,817	261,817
Additional paid-in capital	272,387,562	258,792,171
Warrants (Note 12)	748,075	748,075
Accumulated deficit	(204,424,917)	(198,289,897)
Accumulated other comprehensive loss	(10,741,099)	(15,157,048)
Total BioAmber Inc. shareholders’ equity	58,257,438	46,355,118
Total liabilities and equity	148,690,803	141,787,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity

	Shares	Par value		Shares	Par value
		$	$		$	$	$	$
Balance at December 31, 2015	26,181,753	261,817	258,792,171	491,236	748,075	(198,289,897)	(15,157,048)	46,355,118
Stock-based compensation (Note 12)	—	—	1,778,329	—	—	—	—	1,778,329
Issuance of shares , net of issuance costs	2,600,000	26,000	11,817,062	—	—	—	—	11,843,062
Net loss	—	—	—	—	—	(6,135,020)	—	(6,135,020)
Foreign currency translation	—	—	—	—	—	—	4,415,949	4,415,949
Balance at June 30, 2016	28,781,753	287,817	272,387,562	491,236	748,075	(204,424,917)	(10,741,099)	58,257,438

The accompanying notes are integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	$	$
Cash flows from operating activities
Net loss	(9,602,638)	(23,887,892)
Adjustments to reconcile net loss to cash:
Stock-based compensation	1,778,329	3,012,813
Depreciation of property and equipment and amortization of intangible assets	2,391,862	164,694
Write-off intangible assets	—	1,141,000
Loss on disposals of property and equipment	176,960	—
Amortization of debt discounts	1,440,445	158,060
Other long-term liabilities	(8,631)	25,147
Financial charges (income), net (Note 9)	(9,345,607)	3,173,394
Changes in operating assets and liabilities
Change in accounts receivable	(1,111,438)	70,374
Change in inventories	(1,015,653)	489,020
Change in prepaid expenses and deposits	(201,406)	(163,090)
Change in value added tax, income taxes and other receivables	228,188	(530,725)
Change in accounts payable to ARD	—	(983,465)
Change in accounts payable and accrued liabilities	(10,405,064)	1,760,106
Net cash used in operating activities	(25,674,653)	(15,570,564)
Cash flows from investing activities
Acquisition of property and equipment and intangible asset, net of disposals	(363,766)	(52,433,486)
Investment in equity method and cost investments (Note 2)	—	(412,433)
Net cash used in investing activities	(363,766)	(52,845,919)

Cash flows from financing activities
Deferred financing costs	(570,789)	(490,477)
Issuance of long-term debt (Note 7)	—	21,967,288
Repayment of long-term debt (Note 7)	(4,840,190)	—
Government grants (Note 8)	—	7,946,840
Net proceeds from issuance of common shares	11,859,175	33,114,135
Proceeds from issuance of shares by a subsidiary (Note 11)	17,725,999	4,302,196
Net cash provided by financing activities	24,174,195	66,839,982
Foreign exchange impact on cash and cash equivalents	433,686	(801,026)
Decrease in cash and cash equivalents	(1,430,538)	(2,377,527)
Cash and cash equivalents, beginning of period	6,973,591	51,042,752
Cash and cash equivalents, end of period	5,543,053	48,665,225
Supplemental cash flow information:
Non-cash transactions:
Deferred financing costs related to the second public offering not yet paid	—	60,000
Construction in-progress costs and fixed assets not yet paid	—	12,323,000
Amortization of debt discounts capitalized to fixed assets	—	1,255,600
Interest paid	924,886	1,095,139

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2016 or any other future period.

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

Net earnings (loss) per share

The Company computes net earnings (loss) per share in accordance with FASB ASC 260, Earnings per share, under which basic net earnings (loss) per share attributable to common shareholders is computed by dividing net earnings (loss) attributable to common shareholders by the basic weighted-average number of common shares outstanding during the period. Shares issued and reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share (“EPS”) is similar to the computation of the basic EPS except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all of the potentially dilutive shares of common stock had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of those potential shares of common stock such as profit-sharing expenses. Common equivalent shares are excluded from the diluted EPS calculation if their effect is anti-dilutive.

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

AmberWorks had a net loss of $nil for the three and six months ended June 30, 2016 and 2015, respectively. Sinoven’s share of the net loss amounted to $nil for those periods.

AmberWorks had total assets of $69,202 and total liabilities of $nil as of June 30, 2016 and December 31, 2015, respectively. Sinoven’s share of net assets amounted to $34,601 as of those periods, respectively.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in Comet Biorefining Inc., a start-up private company, which represented a 6.6% ownership interest. This investment is recorded using the cost investment method.

3. Inventories

	June 30,	December 31,
	2016	2015
	$	$
Finished goods	1,914,210	904,846
Work in progress	110,726	94,675
Raw material	659,805	610,773
Supplies and spare parts	165,206	138,930
Total	2,849,947	1,749,224

The company recorded an inventory reserve of approximately $300,000 in the three and six months ended June 30, 2015, and $nil in the three and six months ended June 30, 2016.

4. Property and equipment

	Estimated
	Useful	June 30,	December 31,
	Life	2016	2015
	(years)
		$	$
Land		274,520	242,957
Building	40	90,760,309	85,597,851
Machinery and equipment	5 - 20	33,549,022	31,407,524
Furniture and fixtures	5 - 8	117,056	122,285
Computers, office equipment and peripherals	3 - 7	189,569	182,720
Leasehold improvement	10	338,967	330,283
Construction in-progress		6,348,887	5,902,054
		131,578,330	123,785,674
Less: accumulated depreciation		(3,377,002)	(1,242,986)
Property and equipment, net		128,201,328	122,542,688

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $1,185,000 and $72,740 for the three months ended June 30, 2016 and 2015, respectively and to $2,285,510 and $132,918 for the six months ended June 30, 2016 and 2015 respectively.

5. Intangible assets

	June 30,	December 31,
	2016	2015
	$	$

License with indefinite-lived	3,106,767	3,106,767
Acquired licenses with definite-lived	3,017,550	3,017,550
Computer software and licenses	392,482	398,048
Less: accumulated amortization	(276,693)	(170,274)
Intangible assets, net	6,240,106	6,352,091

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $53,411 and $20,114 for the three months ended June 30, 2016 and 2015, respectively and to $106,352 and $31,776 for the six months ended June 30, 2016 and 2015 respectively.

On April 20, 2015, the Company elected to terminate its license with DuPont for their catalysts following the decision to pursue with the BDO technology licensed from Davy for all future plants, in addition to the planned 100,000 ton per year capacity plant. As a result, the carrying value of the DuPont license of $1,141,000 was written off during the three months ended June 30, 2015.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
	$	$
Trade accounts payable	2,628,992	12,006,592
Accrued payroll and bonus	1,299,950	1,049,637
Consulting and legal fees	661,102	2,021,858
Accrued interest	210,033	282,506
Other	318,207	473,681
Total	5,118,284	15,834,274

7. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of the manufacturing facility in Sarnia, Ontario:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

On September 30, 2011, BioAmber Sarnia and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15,000,000, was granted to BioAmber Sarnia, according to the following principal terms:

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

As of June 30, 2016, all disbursements were received. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

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

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The loan’s principal is repayable in 20 equal quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which could not exceed originally CAD$45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender. The loan agreement was amended to increase the third party credit facilities from CAD$45 million to CAD$60 million in the aggregate in June 2014, and subsequently from CAD$60 million to CAD$67.5 million in the aggregate in March 2016. These covenants were met as of June 30, 2016.

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

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD$12 million, was granted to BioAmber Sarnia. The loan is non-interest bearing with original repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

The loan agreement contains various legal and financial covenants ordinarily found in such government agency loan agreements. In addition the following specific covenants also apply:

(a)	the Company will carry appropriate amounts of liability and casualty insurance during the duration of the loan agreement;
(b)	the Company will not allow change of control without prior written consent of the Minister.

These covenants were met as of June 30, 2016.

On March 20, 2013, BioAmber Sarnia agreed with FEDDEV to amend the repayment of principal from the period October 2013 to October 2018, to the period October 2014 to October 2019. In May 2014, the repayment of principal was subsequently amended to the period October 2015 to October 2020.  The Company recorded the impact of the amendments in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the amendments were recorded as a debt extinguishment and the issuance of new debt, with new terms.

As of June 30, 2016, all disbursements were received. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

iv)	Minister of Agriculture and Agri-Food of Canada (“AAFC”)

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million, for the AgriInnovation Program. This loan provided progressive disbursements as eligible costs were incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2026 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. These covenants were met as of June 30, 2016.

As of June 30, 2016, all disbursements were received. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry.

v)	Comerica Bank, Export Development Canada and Farm Credit Canada (“EDC”)

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million, which was disbursed on May 12, 2015. The loan’s principal is repayable in 26 equal, quarterly installments beginning on September 30, 2015, and at floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There was an initial interest-only period from draw down of the term loan until the first payment of principal. The disbursement of the loan, net of a 2.5% upfront loan fee CAD$500,000, was recorded as debt discount and is amortized over the estimated term of the loan using the effective interest method. BioAmber Sarnia paid a 1.0% per annum commitment fee on the undrawn amount, until the drawdown.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at the end of any and each quarter during the term of the loan following the commercial operation date of the Sarnia facility. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. All applicable covenants as of June 30, 2016 have been met.

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

The Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Facility, the failure to comply with certain covenants and agreements specified in the Agreement, the occurrence of a material adverse change, defaults in respect of certain other indebtedness, and certain events of insolvency.  In addition, the expiration, termination or unavailability of the Company’s license agreements with Cargill, Inc. are deemed to be a default under the Agreement. The Company is required to cause its subsidiary BioAmber Sarnia to make certain cash distributions to its shareholders on a quarterly basis beginning January 1, 2016, within the terms of the BioAmber Sarnia Joint Venture Agreement unless prohibited by applicable law or the BioAmber Sarnia financing agreements, such that amounts of cash will not accumulate in BioAmber Sarnia.  If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Facility may become due and payable immediately. These covenants were met as of June 30, 2016.

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

In addition, in connection with the Early Paydown, the Company paid half of the end of term charge of $514,781, and the prepayment fee of $374,386 and the remaining other half of the end of term fee associated with the Early Paydown was deferred, interest free, until the closing of the public offering in January 2016. Beginning with the payment due on February 1, 2016, the outstanding principal balance of the loan is payable in equal monthly installments so that all principal and interest accrued thereon shall be repaid on the maturity date, which is December 1, 2017. In addition, pursuant to this amendment, the amount of indebtedness that the Company is permitted to allow BioAmber Sarnia to incur increased to CAD $72.5 million less the aggregate repayments of principal on such indebtedness.

vii)	BDC Capital Inc (“BDC”)

On April 20, 2016, BDC, a wholly owned subsidiary of Business Development Bank of Canada, accepted to enter into a binding Letter of Offer of financing (the “Letter of Offer”) with BioAmber Sarnia.  The proceeds will be used to fund the working capital of the BioAmber Sarnia’s facility.

Pursuant to the Letter of Offer, the Lender has agreed to make a secured term loan (“BDC Loan”) of CAD$10 million to BioAmber Sarnia which will be disbursed to BioAmber Sarnia following the fulfillment of certain customary conditions more fully described in the Letter of Offer.  The Loan is repayable in 59 equal, monthly installments of CAD$165,000 from April 15, 2017 until February 15, 2022, and by way of one balloon payment of CAD$265,000, payable on March 15, 2022. The Loan will bear interest at a fixed interest rate of 13% per annum, payable monthly on the 15th day of the month commencing on the next occurring payment date following the first advance on the Loan. The Lender may cancel any portion of the Loan not disbursed after six months from February 16, 2016.

On May 12, 2016, an amendment to the BDC Loan was signed to modify the commencement instalment repayment date from April 15, 2017 to October 15, 2017 and continuing up monthly until September 15, 2022. On July 22, 2016, a second amendment was signed to modify some debt covenants and adjust the fixed interest rate to 14.90% per year, which can vary upon achievement of some milestones.

There is no outstanding balance as of June 30, 2016.

The balance of the outstanding long-term debt is as follows:

	June 30,	December 31,
	2016	2015
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $490,519)	377,209	342,618
Less: debt discount	(186,032)	(174,493)
Amortization of debt discount	122,620	106,312
Less: short-term portion of debt	(76,900)	(72,130)
	236,897	202,307

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	11,535,000	10,819,500
Less: debt discount	(5,284,615)	(4,956,820)
Amortization of debt discount	1,426,364	912,491
	7,676,749	6,775,171

Federal Economic Development Agency:
Face value (CAD $10,200,000)	7,843,800	8,222,820
Less: debt discount	(3,274,773)	(3,071,644)
Less: short-term portion of debt	(1,845,600)	(1,731,120)
Gain on debt extinguishment	(621,664)	(583,103)
Amortization of debt discount	2,007,030	1,489,949
	4,108,793	4,326,902

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $9,750,000)	7,497,750	7,213,000
Less: debt discount	(3,649,769)	(3,423,379)
Amortization of debt discount	603,904	504,531
Less: short-term portion of debt	(769,000)	(661,743)
	3,682,885	3,632,409

Tennenbaum Capital Partners, LLC :
Face value	7,982,168	10,000,000
Less: debt discount (1)	(1,179,505)	(925,000)
Amortization of debt discount (1)	487,655	268,105
End of term charge	258,234	514,780
Less: short-term portion of debt	(5,184,330)	(5,058,318)
	2,364,222	4,799,567

EDC:
Face value (CAD $16,923,077)	13,013,846	13,871,154
Less: debt discount (2)	(2,959,184)	(2,775,630)
Amortization of debt discount (2)	763,414	433,900
Less: short-term portion of debt	(2,366,154)	(2,774,231)
	8,451,922	8,755,193
Long-term debt, net	26,521,468	28,491,549

[1]

Includes deferred debt financings costs of $679,505 and $425,000 as of June 30, 2016 and December 31, 2015, respectively, and amortization of debt financing costs of $237,655 and $101,437, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on January 1,2016.  Prior to the ASU adoption, deferred debt issuance costs were presented in deferred financing costs.

[2]

Includes deferred debt financings costs of $1,154,463 and $1,082,853 as of June 30, 2016 and December 31, 2015, respectively, and amortization of debt financing costs of $200,215 and $106,428, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on January 1,2016.  Prior to the ASU adoption, deferred debt issuance costs were presented in deferred financing costs.

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	TCP	EDC	Total
	$	$	$	$	$	$	$
July 2016 - June 2017	76,900	—	1,845,600	769,000	5,184,330	2,366,154	10,241,984
July 2017 - June 2018	76,900	—	1,845,600	769,000	2,797,838	2,366,154	7,855,492
July 2018 - June 2019	76,900	2,307,000	1,845,600	769,000	—	2,366,154	7,364,654
July 2019 - June 2020	76,900	2,307,000	1,845,600	769,000	—	2,366,154	7,364,654
July 2020 and thereafter	69,609	6,921,000	461,400	4,421,750	—	3,549,230	15,422,989
Total	377,209	11,535,000	7,843,800	7,497,750	7,982,168	13,013,846	48,249,773

8. Deferred Grant

As of June 30, 2016 and December 31, 2015, the Company has the following deferred grant:

a) Sustainable Development Technology Canada (“SDTC”)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia in the amount of CAD$14,500,000, or $11,150,500 when converted into U.S. dollars as of June 30, 2016, with progressive disbursements according to the terms of the agreement and milestones. The Milestone IV, being the last milestone, of Commissioning, Start-up and Optimization of the manufacturing facility, is expected to be fulfilled in 2016.

The grant is non-reimbursable by BioAmber Sarnia except upon the occurrence of certain events of default defined in the agreement.

Milestone I, II a) and II b) were fulfilled on or prior December 31, 2014. On May 26, 2015, BioAmber Sarnia completed the milestone III and received the advance on Milestone IV of CAD$ 4,769,354, or $3,669,761 when converted into U.S. dollars as of June 30, 2016. The Milestone III was reclassified from deferred grants reducing the cost of construction in-progress and the advance on Milestone IV was recorded as a deferred grant as of June 30, 2016. The amounts received above are net of a holdback of CAD$1,437,715 or $1,105,603 when converted into U.S. dollars as of June 30, 2016. The holdback is expected to be received at the completion of the Milestone IV.

9. Financial charges (income), net

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	$	$	$	$
End of term charge on long-term debt (Note 7 vi)	129,117	171,875	258,234	343,750
Interest on long-term debt	532,698	600,348	1,023,303	1,194,098
Revaluation of the warrants financial liability (Note 12)	(11,943,485)	3,009,596	(9,109,064)	2,829,644
Other interest charge (income), net	(14,676)	542	(22,873)	(14,273)
Total financial charges (income), net	(11,296,346)	3,782,361	(7,850,400)	4,353,219

10. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. As of June 30, 2016, leases payments for the next six months of 2016, and on a twelve months basis for the remaining years are the following:

June 30, 2016
$
2016	82,247
2017	173,236
2018	157,052
2019	151,737
2020	163,158
Thereafter	242,698

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of June 30, 2016, the royalty payments commitments for the next six months of 2016, and on a twelve months basis for the remaining years are the following:

June 30, 2016
$
2016	575,000
2017	850,000
2018	850,000
2019	550,000
2020	550,000
Thereafter	5,425,000

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $63,322 and $ 54,393 for the three months ended June 30, 2016 and 2015, respectively, and $114,361 and $181,433 for the six months ended June 30, 2016 and 2015, and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$750,000 or $576,750 when converted into U.S. dollars as of June 30, 2016 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required. As of June 30, 2016, purchase obligations commitments for the next six months of 2016, and on a twelve months basis for the remaining years are the following:

June 30, 2016
$
2016	890,963
2017	1,944,702
2018	1,944,702
2019	1,944,702
2020	1,944,702
Thereafter	4,773,718

Litigation

As of June 30, 2016 there were no outstanding claims or litigation.

11. Redeemable non-controlling interest

On January 24, 2014, the Company signed an amended and restated joint venture agreement (the “Amended JV Agreement”) with Mitsui related to the Sarnia joint venture. Under the Amended JV Agreement, Mitsui invested an additional $8.1 million (CAD$9 million) on January 29, 2014 in BioAmber Sarnia to maintain its 30% ownership. The Amended JV Agreement also revised each party’s rights and obligations under the buy/sell provisions of the Agreement, including a put option exercisable at Mitsui’s sole discretion that requires the Company to purchase Mitsui’s equity for a purchase price of 50% of Mitsui’s equity in the joint venture. This option remains in effect until December 31, 2018. As a result of the Amended JV Agreement, the Company’s previously recorded non-controlling interest in BioAmber Sarnia joint venture of $2.1 million as at December 31, 2013 in shareholders’ equity on the consolidated balance sheet, was re-classified to redeemable non-controlling interest in temporary equity on the Company’s consolidated balance sheets, at the greater of the carrying value or the redemption value, in accordance with FASB ASC 480-10-S99.

On February 6, 2015, Mitsui invested an additional $2.0 million (CAD$2.6 million) of equity in BioAmber Sarnia. Mitsui invested additional amounts of $1.1 million (CAD $1.3 million) on April 30, 2015 and May 14, 2015.

On February 15, 2016, the Company signed a second amended and restated joint venture agreement (the “Second Amended JV Agreement” ) with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for a total amount of $17.7 million (CAD$25 million), which increased Mitsui’s share ownership to 40.8%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its Board of directors from five to six members, and BioAmber and Mitsui have the right to designate three members each.  All Board decisions have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia Board members, except that with respect to the following matters, which BioAmber, as the controlling shareholder of BioAmber Sarnia, have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and firing of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  BioAmber also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, BioAmber would no longer have the deciding votes described in the preceding sentence.

As of June 30, 2016, the estimated redemption value of the redeemable non-controlling interest was $27.1 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, December 31, 2015	24,583,636
Mitsui’s additional capital contribution	17,725,999
Net loss attributable to redeemable NCI	(3,467,618)
Accumulated other comprehensive loss attributable to NCI	2,346,266
Balance at June 30, 2016	41,188,283

Balance, December 31, 2014	24,190,412
Mitsui’s additional capital contribution	4,302,323
Net loss attributable to NCI	(1,510,508)
Accumulated other comprehensive income attributable to NCI	(1,623,692)
Balance at June 30, 2015	25,358,535

12. Share capital

Secondary Public Offering

On January 21, 2016, the Company completed the closing of another follow-on public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share. The gross aggregate proceeds from this secondary public offering were approximately $13.0 million, with net proceeds of approximately $11.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details. On May 6, 2015, the Company completed a public offering and issued 3,900,000 shares of common stock, at an offering price of $9.00 per share. The total net proceeds from the public offering, after deducting underwriting discounts and offering expenses was approximately $32.8 million. These public offerings triggered adjustments to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants (refer to section Warrants financial liability below for details).

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

As of June 30, 2016, the fair value of those warrants was determined to be $0.94 and $1.20 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $322,842 classified as warrants financial liability on the consolidated balance sheets. It resulted in a financial (income) charge of $(199,485) and $(46,404) for the three months ended June 30, 2016 and 2015, respectively, and of $(629,064) and $93,644 for the six months ended June 30, 2016 and 2015, respectively.

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

On June 30, 2016, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $0.35 per warrant, as compared to $1.41 per warrant on December 31, 2015. As a result, the liability was revalued at the balance sheet date resulting in a financial charge (income) of $(11,744,000) and $3,056,000 for the three months ended June 30, 2016 and 2015, respectively, and of $(8,480,000) and $2,736,000 for the six months ended June 30, 2016 and 2015, respectively.

Stock option plan

Stock-based compensation expense was allocated as follows:

	Three months ended		Six months ended
	ended		ended
	June 30,		June 30,
	2016	2015	2016	2015
	$	$	$	$
General and administrative	512,113	882,219	1,054,145	1,683,893
Research and development	277,122	507,168	631,819	1,069,851
Sales and marketing	39,133	115,728	92,365	259,069
Total compensation expense	828,368	1,505,115	1,778,329	3,012,813

The following table summarizes activity under the Plan:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price
Outstanding, beginning of period	5,748,449	$7.07	5,160,450	$7.72	5,044,107	$7.51	4,923,596	$7.67
Granted	217,000	3.49	98,000	8.95	1,191,000	4.71	358,000	8.70
Exercised	—	—	(14,000)	10.55	—	—	(14,000)	9.62
Forfeited or cancelled	(248,869)	8.38	(29,896)	5.74	(518,527)	7.95	(53,042)	5.74
Outstanding, end of period	5,716,580	$6.88	5,214,554	$7.72	5,716,580	$6.88	5,214,554	$7.72
Exercisable, end of period	3,410,916	$7.23	2,710,618	$6.92	3,410,916	$7.23	2,710,618	$6.92
Per share weighted average grant-date fair value of options granted		$2.38		$7.02		$2.70		$6.48

As of June 30, 2016, the weighted-average remaining contractual life of options outstanding and options exercisable were 7.10 years and 5.92 years, respectively.

The fair value of options granted was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.55%	1.66%	1.62%	1.78%
Expected life (in years)	6.25	6.25	6.25	6.25
Volatility	77.01%	81.99%	79.69%	84.42%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Warrants

During the six months ended June 30, 2016, no warrants were exercised. During the six months ended June 30, 2015, 2,625 warrants were exercised at an exercise price of $1.07 per share and 105,000 warrants were exercised at an exercise price of $1.43 per share.

As at June 30, 2016, the Company had the following warrants and warrants financial liability outstanding to acquire common shares:

Number	Exercise price	Expiration date
331,846	$1.07	July 2016 - September 2018
159,390	$1.43	February 2019
211,530	$5.67	June 2019
103,582	$9.65	April 2021
4,000,000	$5.00	May 2017
4,806,348

13. Income taxes

Based on the Company’s evaluation at June 30, 2016, management has concluded that there has been no change to the recorded uncertain tax positions requiring adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2011 through December 31, 2015.

For the three month periods ended June 30, 2016 and 2015, the Company’s effective income tax rates were 0.04% and (0.07)% respectively, compared to an applicable U.S. combined federal and state income tax rate of 40.54%. The difference between the effective tax rate and U.S. statutory tax rate as of June 30, 2016 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended June 30, 2016, the Company recorded valuation allowances on deferred tax assets relating to current year losses and temporary differences.

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

Credit risk

The Company’s exposure to credit risk as of June 30, 2016, is equal to the carrying amount of its financial assets.

Interest Rate Risk

We had cash balances totaling $5.5 million at June 30, 2016. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. Our three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27% and the Company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the 3 month LIBOR rate and the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase

15. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at June 30, 2016 and December 31, 2015. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

16. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	$	$	$	$
Product sales to a shareholder	78,700	8,000	99,647	11,250

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

17. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015
	$	$	$	$	$	$
Property and equipment, net	—	—	128,201,328	122,542,688	128,201,328	122,542,688
Investment in equity method investments	—	—	447,035	447,035	447,035	447,035
Intangible assets, net (Note 5)	2,946,148	3,017,550	3,293,958	3,334,541	6,240,106	6,352,091
Goodwill	625,364	625,364	—	—	625,364	625,364

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2016, we had raised an aggregate of $292.8 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes.

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

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build and operate our facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. On February 15, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into Second Amended JV Agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of the joint venture.

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

Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we have developed our sales and marketing capability and entered into distribution and joint development agreements with strategic partners. On February 15, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a Second Amended JV Agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of the joint venture.

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

Recent Developments

Mitsui additional capital contribution

On February 15, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into a Second Amended JV Agreement with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its board of directors from five to six members, and we and Mitsui have the right to designate three members each.  All BioAmber Sarnia board decisions have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia board members, except that with respect to the following matters, we, as the controlling shareholder of BioAmber Sarnia, have a deciding vote and have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and termination of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  We also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, we would no longer have the deciding votes described in the preceding sentence.

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

We expect revenue to grow as our sales and marketing efforts continue and our facility in Sarnia, Ontario increases its volumes of commercial production. Most of our current sales are products from our Sarnia facility, with the remainder consisting of remaining inventory produced by our Pomacle facility before we terminated production there on December 31, 2014.

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

The costs to produce product in Pomacle, France, was higher than we expect to incur in the future at Sarnia due to the higher raw material costs such as sugar and utilities, the amount of fixed costs relative to the total production capacity available to us, and the inefficiencies created by the need to stop production from time to time to allocate the capacity to other parties. Going forward, from the succinic acid produced in Sarnia, we expect our cost of goods sold as a percent of revenues to decrease as we ramp-up to a full scale commercial production and will benefit from efficiencies in utilizing our yeast in the fermentation process at the Sarnia facility.

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

We expect these expenses to increase in the future as we hire additional management, finance and administration employees to respond to a growing revenue base.

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

We expect research and development expenses, including our patent maintenance expenses, to decrease since we have deployed and implemented our bio-succinic acid in a commercial scale manufacturing facility. We expect to continue conducting research and development in-house, and recently moved from our 27,000 square foot facility in Plymouth, Minnesota to our new 2,000 square foot facility in St. Paul, Minnesota, to meet our actual research and development needs.  Certain research and development activities that can be performed more effectively by outside consultants will be performed with their respective expertise as required.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our Sarnia production facility, machinery and equipment, office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of our definite-lived license and amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. Depreciation of property and equipment increased significantly since our manufacturing facilities operations started. As of June 30, 2016, $20.0 million of net grants were applied as a reduction of machinery and equipment and building. This reduces depreciation expense over the useful life of the asset.

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

Comparison of Three months ended June 30, 2016 and June 30, 2015

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three Months Ended June 30,
	2016	2015	Change
	$	$	$
	(in thousands)
Revenues
Product sales	$2,521	$342	$2,179
Total revenues	2,521	342	2,179
Cost of goods sold	3,481	752	2,729
Gross loss	(960)	(410)	(550)
Operating expenses
General and administrative	2,985	2,964	21
Research and development, net	1,523	4,960	(3,437)
Sales and marketing	584	1,124	(540)
Depreciation of property and equipment and amortization of intangible assets	1,238	93	1,145
Write-off of intangible assets	—	1,141	(1,141)
Foreign exchange loss	25	202	(177)
Operating expenses	6,355	10,484	(4,129)

Operating loss	(7,315)	(10,894)	(3,579)
Amortization of debt discounts	839	92	747
Financial charges (income), net	(11,296)	3,782	(15,078)
Other expense (income), net	197	—	197
Income (loss) before income taxes	2,945	(14,768)	17,713
Income taxes	12	11	1
Net income (loss)	2,933	(14,779)	17,712
Net income (loss) attributable to:
BioAmber Inc. shareholders	4,811	(13,979)	18,790
Non-controlling interest	(1,878)	(800)	(1,078)
	2,933	(14,779)	17,712

Product sales

Product sales increased from $342,000 for the three months ended June 30, 2015 to $2.5 million for the three months ended June 30, 2016 due to an increase in product volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $752,000 for the three months ended June 30, 2015 to $3.5 million for the three months ended June 30, 2016. This increase was driven primarily by an increase in volume sold, as well as Sarnia facility ramp-up costs, including fixed costs and reprocessing costs for off-specifications products that were allocated to the cost of goods sold.

General and administrative expenses

General and administrative expenses remained stable at $3.0 million for the three months ended June 30, 2015 and June 30, 2016. This was driven by a decrease in stock-option compensation expenses due to stock-options granted in 2016 with a lower fair value than the stock-options fully vested in 2015, offset by an increase in financing related fees and salaries and benefits expense associated with the Sarnia facility transition from construction to production stage.

Research and development expenses

Research and development expenses decreased by $3.4 million to $1.5 million for the three months ended June 30, 2016, as compared to $5.0 million for the three months ended June 30, 2015. This was due to the fact that the costs related to the commissioning of the plant incurred in the prior year were recorded in research and development. It is also explained by reduced expenses related to the molecular engineering of the yeast, lower costs related to intellectual property and reduced stock-based compensation expense

Sales and marketing expenses

Sales and marketing expenses decreased by $540,000 to $584,000 for the three months ended June 30, 2016, as compared to $1.1 million the three months ended June 30, 2015. This was driven by a decrease in stock-option compensation expenses due to stock-options granted in 2016 with a lower fair value than the stock-options fully vested in 2015 and a decrease in salaries and benefits following the restructuring of our commercial function in the first quarter of 2016.

Foreign exchange loss

The foreign exchange loss decreased from a loss of $202,000 for the three months ended June 30, 2015 compared to a loss of $25,000 for the three months ended June 30, 2016. This decrease was driven by a relative stability of the U.S. Dollar versus the Canadian Dollar during the three months ended June 30, 2016.

Financial charges (income), net

Financial charges (income), net increased to an income of $11.3 million for the three months ended June 30, 2016 as compared to a charge of $3.8 million for the three months ended June 30, 2015. This variation of $15.1 million is mainly due to the non-cash mark-to-market adjustment change of $15.0 million on the warrants that were part of the units issued in our IPO, as well as on the June 2009 Warrants and the April 2011 Warrants.

Comparison of Six Months Ended June 30, 2016 and Six Months Ended June 30, 2015

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Six Months Ended June 30,
	2016	2015	Change
	$	$	$
	(in thousands)
Revenues
Product sales	$3,980	$709	$3,271
Total revenues	3,980	709	3,271
Cost of goods sold	6,543	1,062	5,481
Gross loss	(2,563)	(353)	(2,210)
Operating expenses
General and administrative	5,609	5,591	18
Research and development, net	3,372	9,568	(6,196)
Sales and marketing	1,740	2,277	(537)
Depreciation of property and equipment and amortization of intangible assets	2,392	165	2,227
Write-off of intangible assets	—	1,141	(1,141)
Foreign exchange loss	146	258	(112)
Operating expenses	13,259	19,000	(5,741)

Operating loss	(15,822)	(19,353)	(3,531)
Amortization of deferred financing costs and debt discounts	1,440	158	1,282
Financial charges (income), net	(7,850)	4,353	(12,203)
Other expense (income), net	172	(21)	193
Loss before income taxes	(9,584)	(23,843)	14,259
Income taxes	19	44	(25)
Net loss	(9,603)	(23,887)	14,284
Net loss attributable to:
BioAmber Inc. shareholders	(6,135)	(22,377)	16,242
Non-controlling interest	(3,468)	(1,510)	(1,958)
	(9,603)	(23,887)	14,284

Product sales

Product sales increased from $709,000 for the six months ended June 30, 2015 to $4.0 million for the six months ended June 30, 2016 due to an increase in product volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $1.1 million for the six months ended June 30, 2015 to $6.5 million for the six months ended June 30, 2016. The increase is primarily due to an increase in volume sold, as well as Sarnia facility ramp-up costs, including fixed costs and reprocessing costs for off-specifications products that were allocated to the cost of goods sold.

General and administrative expenses

General and administrative expenses remained stable at $5.6 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2016. This was driven by a decrease in stock-option compensation expenses due to stock-options granted in 2016 with a lower fair value than the stock-options fully vested in 2015, offset by an increase in financing related fees and salaries and benefits expense associated with the Sarnia facility transition from construction to production stage.

Research and development expenses, net

Research and development expenses, net, decreased by $6.2 million, to $3.4 million for the six months ended June 30, 2016, as compared to $9.6 million for the six months ended June 30, 2015. This was due to the fact that the costs related to the commissioning of the plant incurred in the prior year were recorded in research and development. It is also explained by reduced expenses related to the molecular engineering of the yeast, lower costs related to intellectual property and reduced stock-based compensation expense.

Sales and marketing expenses

Sales and marketing expenses decreased by $537,000 to $1.7 million for the six months ended June 30, 2016, as compared to $2.3 million the six months ended June 30, 2015. This was driven by a decrease in stock-option compensation expenses due to stock-options granted in 2016 with a lower fair value than the stock-options fully vested in 2015 and a decrease in salaries and benefits following the restructuring of our commercial function in the first quarter of 2016.

Foreign exchange (gain) loss

The foreign exchange loss decreased by $112,000 to $146,000 for the six months ended June 30, 2016 as compared to a loss $258,000 for the six months ended June 30, 2015. The foreign exchange loss was driven by a strengthening of the Canadian Dollar versus the U.S. Dollar during the six months ended June 30, 2015, which impacted the U.S. Dollar trade receivable balance in our subsidiary with Canadian functional currency.

Financial charges (income), net

Financial charges (income), net comprised of an income of $7.9 million for the six months ended June 30, 2016 as compared to an expense $4.3 million for the six months ended June 30, 2015. This variation of $12.2 million is mainly due to the non-cash mark-to-market adjustment change of $12.0 million on the warrants that were part of the units issued in our IPO, as well as on the June 2009 Warrants and the April 2011 Warrants.

Liquidity and Capital Resources

From inception through June 30, 2016, we have funded our operations primarily from an aggregate of $292.8 million raised from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, including net proceeds of $11.9 million from our January 2016 public offering of our common stock. We also received CAD$70.6 million from loan and grants proceeds from various Canadian institutional and government agencies and net proceeds of $24.5 million from a three year term loan with TCP.

We began commissioning and start-up of our Sarnia facility in March 2015, achieved mechanical completion in June 2015 and started production in the last quarter of 2015. We will require funds to ramp up production levels at our Sarnia facility and build inventory levels, which are expected to be funded by us through available cash, additional loans, and Mitsui’s capital contribution. In the first quarter 2016, Mitsui provided an additional capital contribution of CAD$25.0 million, for an additional 10% of share ownership.

On April 20, 2016, we signed a Letter of Offer with BDC for a secured term loan of CAD$10 million to fund the working capital of the BioAmber Sarnia’s facility.

In addition, we will require funds for our research and development programs and for general corporate purposes, which are expected to be funded by equity issuance, debt refinancing and/or by reducing or delay operating expenses as deemed appropriate.

Based on these funding activities and the cash on hand at June 30, 2016, combined with the previously committed funding from grants not yet drawn as of June 30, 2016, we believe that we have sufficient cash to fund our operations for at least the next twelve months.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2016	2015
	(in thousands)

Net cash used in operating activities	(25,675)	(15,571)

Net cash used in investing activities	(364)	(52,846)

Net cash provided by financing activities	24,174	66,840

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

Cash used in operating activities during the six months ended June 30, 2016 of $25.7 million reflected our net loss of $9.6 million, which was adjusted for non-cash charges of $3.6 million and a negative change in operating assets and liabilities of $12.5 million. Non-cash expense adjustments included stock-based compensation of $1.8 million, $2.4 million of depreciation and amortization, financial income of $9.4 million including the mark-to-market accounting for our financial liability warrants and the end of term charge on long-term debt, and amortization of debt discounts of $1.4 million. The amount of operating assets and liabilities is a net outflow of $12.5 million due to a decrease in current liabilities and an increase in current assets.

Cash used in operating activities during the six months ended June 30, 2015 of $15.6 million reflected our net loss of $23.9 million, which was adjusted for non-cash charges of $7.7 million and a positive change in operating assets and liabilities of $642,000. Non-cash expense adjustments included stock-based compensation of $3.0 million, $1.1 million of intangible assets write-off and financial charges of $3.2 million including the mark-to-market accounting for our financial liability warrants and the end of term charge on long-term debt. The amount of operating assets and liabilities is a net inflow of $642,000 due to an increase in current liabilities, which offsets an increase in current assets.

Investing activities

Cash used in investing activities during the six months ended June 30, 2016 of $364,000 included property and equipment purchases.

Cash used in investing activities during the six months ended June 30, 2015 of $52.8 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario of $52.4 million and $0.4 million of an investment in a start-up private company.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2016 of $24.2 million included the proceeds from issuance of shares of the January 2016 public offering, for a total of $11.9 million, capital contributions by Mitsui to our BioAmber Sarnia joint venture of $17.7 million, and principal reimbursement of various loans for $4.8 million.

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

Interest Rate Risk

We had cash totaling $5.5 million at June 30, 2016. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s three-year term loan with TCP bears interest at 9.50% or the 3 month LIBOR rate plus 9.27%, and our long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the 3 month LIBOR rate and the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase

Commodity Price Risk

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

Foreign Currency Risk

We currently conduct our operations in U.S. dollars, Canadian dollars and Euros, which exposes us to fluctuations in foreign currency exchange rates. Our foreign currency risk is expected to increase with the ramp-up of our Sarnia facility, as our sources of cash are primarily in U.S. dollars, while our uses of cash are primarily in Canadian dollars. We will monitor the amounts and timing of foreign currency exposures related to the operations of the facility and will look to mitigate exposure through normal business operations such as manufacturing and selling in the same currencies where practical. We may use forward contracts or currency swaps to mitigate any remaining exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e)  promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13
10.1	Letter of Offer of financing with BioAmber Sarnia Inc. and BDC Capital Inc. dated as of April 19, 2016	X
31.1	Certification of the Principal Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Principal Chief Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

August 9, 2016

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mario Saucier
Mario Saucier
Chief Financial Officer
(Principal Financial Officer)