Form 10-Q
period 2016-09-30
BioAmber Inc.
filed 2016-11-07
CIK 1534287

è

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, there were 28,836,983 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

BIOAMBER INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	$	$	$	$

Product sales	3,661,454	351,695	7,641,036	1,060,844
Cost of goods sold excluding depreciation and amortization	5,034,580	366,854	11,577,961	1,429,266
Operating expenses
General and administrative	1,767,342	2,220,429	7,376,461	7,811,701
Research and development, net	1,773,117	5,999,272	5,144,760	15,567,742
Sales and marketing	479,382	920,705	2,219,097	3,197,612
Depreciation of property and equipment and amortization of intangible assets	1,208,444	123,490	3,600,306	288,184
Write-off of intangible assets (Note 5)	—	—	—	1,141,000
Foreign exchange (gain) loss	(28,912)	610,086	117,067	868,219
Operating expenses	5,199,373	9,873,982	18,457,691	28,874,458
Operating loss	(6,572,499)	(9,889,141)	(22,394,616)	(29,242,880)
Amortization of debt discounts	1,037,600	123,370	2,478,045	281,430
Financial charges (income), net (Note 9)	3,190,146	(1,552,042)	(4,660,254)	2,801,178
Grant income	(4,046,532)	—	(4,046,532)	—
Other (income) expense, net	(34,261)	(515)	137,836	(21,565)
Loss before income taxes	(6,719,452)	(8,459,954)	(16,303,711)	(32,303,923)
Income taxes (Note 13)	—	(28,651)	18,379	15,272
Net loss	(6,719,452)	(8,431,303)	(16,322,090)	(32,319,195)
Net loss attributable to:
BioAmber Inc. shareholders	(6,158,414)	(7,050,906)	(12,293,434)	(29,428,290)
Non-controlling interest	(561,038)	(1,380,397)	(4,028,656)	(2,890,905)
	(6,719,452)	(8,431,303)	(16,322,090)	(32,319,195)
Net loss per share attributable to BioAmber Inc. shareholders - basic	$(0.21)	$(0.27)	$(0.43)	$(1.23)
Weighted-average of common shares outstanding - basic	28,811,169	25,857,671	28,592,360	24,007,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	$	$	$	$
Net loss	(6,719,452)	(8,431,303)	(16,322,090)	(32,319,195)
Foreign currency translation adjustment	(637,801)	(7,032,463)	6,124,414	(12,198,824)
Total comprehensive loss	(7,357,253)	(15,463,766)	(10,197,676)	(44,518,019)
Total comprehensive loss attributable to:
BioAmber Inc. shareholders	(6,535,317)	(11,993,577)	(8,254,388)	(37,913,629)
Non-controlling interest	(821,936)	(3,470,189)	(1,943,288)	(6,604,390)
	(7,357,253)	(15,463,766)	(10,197,676)	(44,518,019)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30,	December 31,
	2016	2015
	$	$
Assets
Current assets
Cash and cash equivalents	15,939,611	6,973,591
Accounts receivable	3,973,067	978,634
Inventories (Note 3)	2,545,253	1,749,224
Prepaid expenses and deposits	525,567	579,864
Valued added tax, income taxes and other receivables	429,879	562,800
Total current assets	23,413,377	10,844,113
Property and equipment, net (Note 4)	125,821,203	122,542,688
Investment in equity method and cost investments (Note 2)	447,035	447,035
Intangible assets, net (Note 5)	6,184,360	6,352,091
Goodwill	625,364	625,364
Restricted cash	572,850	540,975
Deferred financing costs	545,894	434,941
Total assets	157,610,083	141,787,207

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	5,478,275	15,834,274
Income taxes payable	117,932	112,256
Deferred grants (Note 8)	—	3,437,791
Short-term portion of long-term debt (Note 7)	23,750,206	10,297,542
Total current liabilities	29,346,413	29,681,863
Long-term debt (Note 7)	30,715,257	28,491,549
Warrants financial liability (Note 12)	4,231,012	12,231,906
Other long-term liabilities	261,999	443,135
Total liabilities	64,554,681	70,848,453
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 11)	40,366,347	24,583,636
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 28,836,983 and 26,181,753 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	288,369	261,817
Additional paid-in capital	273,399,458	258,792,171
Warrants (Note 12)	702,562	748,075
Accumulated deficit	(210,583,331)	(198,289,897)
Accumulated other comprehensive loss	(11,118,003)	(15,157,048)
Total BioAmber Inc. shareholders’ equity	52,689,055	46,355,118
Total liabilities and equity	157,610,083	141,787,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$
Balance at December 31, 2015	26,181,753	261,817	258,792,171	491,236	748,075	(198,289,897)	(15,157,048)	46,355,118
Stock-based compensation (Note 12)	—	—	2,686,065	—	—	—	—	2,686,065
Issuance of shares, net of issuance costs	2,600,000	26,000	11,917,683	—	—	—	—	11,943,683
Warrants exercised/expired /cancelled	55,230	552	3,539	(59,885)	(45,513)	—	—	(41,422)
Net loss	—	—	—	—	—	(12,293,434)	—	(12,293,434)
Foreign currency translation	—	—	—	—	—	—	4,039,045	4,039,045
Balance at September 30, 2016	28,836,983	288,369	273,399,458	431,351	702,562	(210,583,331)	(11,118,003)	52,689,055

The accompanying notes are integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	$	$
Cash flows from operating activities
Net loss	(16,322,090)	(32,319,195)
Adjustments to reconcile net loss to cash:
Stock-based compensation	2,686,065	3,854,675
Depreciation of property and equipment and amortization of intangible assets	3,600,306	288,184
Write-off intangible assets	—	1,141,000
Loss on disposals of property and equipment	133,141	—
Amortization of debt discounts	2,478,045	281,430
Other long-term liabilities	(16,858)	34,010
Financial charges (income), net (Note 9)	(8,102,915)	1,040,608
Grant income	(4,046,532)	—
Changes in operating assets and liabilities
Change in accounts receivable	(2,903,292)	(474,027)
Change in inventories	(738,843)	494,392
Change in prepaid expenses and deposits	108,152	(145,598)
Change in value added tax, income taxes and other receivables	215,989	2,115,019
Change in accounts payable to ARD	—	(983,465)
Change in accounts payable and accrued liabilities	(10,191,943)	2,182,397
Net cash used in operating activities	(33,100,775)	(22,490,570)
Cash flows from investing activities
Acquisition of property and equipment and intangible asset, net of disposals	(540,411)	(62,465,211)
Investment in equity method and cost investments (Note 2)	—	(412,433)
Net cash used in investing activities	(540,411)	(62,877,644)

Cash flows from financing activities
Deferred financing costs	(1,369,476)	(882,485)
Issuance of short-term and long-term debt (Note 7)	26,929,000	21,967,288
Repayment of long-term debt (Note 7)	(14,080,737)	(585,385)
Government grants (Note 8)	1,108,262	7,946,840
Net proceeds from issuance of common shares	11,918,373	33,114,136
Proceeds from issuance of shares by a subsidiary (Note 11)	17,726,000	8,896,696
Net cash provided by financing activities	42,231,422	70,457,090
Foreign exchange impact on cash and cash equivalents	375,784	(1,926,016)
Increase (decrease) in cash and cash equivalents	8,966,020	(16,837,140)
Cash and cash equivalents, beginning of period	6,973,591	51,042,752
Cash and cash equivalents, end of period	15,939,611	34,205,612
Supplemental cash flow information:
Non-cash transactions:
Deferred financing costs related to the second public offering not yet paid	—	60,000
Construction in-progress costs and fixed assets not yet paid	—	9,626,642
Amortization of debt discounts capitalized to fixed assets	—	1,669,021
Interest paid	1,716,727	2,001,533

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2016 or any other future period.

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

Cost of Goods Sold

Cost of goods sold includes costs directly associated with finish goods production, such as direct materials, direct labor, utilities and certain plant overhead. Cost of goods sold also includes abnormal production costs from the Sarnia facility production volume ramp-up.

Net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, Earnings per share, under which basic net loss per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the basic weighted-average number of common shares outstanding during the period. Shares issued and reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share (“EPS”) is similar to the computation of the basic EPS except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all of the potentially dilutive shares of common stock had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of those potential shares of common stock such as profit-sharing expenses. Common equivalent shares are excluded from the diluted EPS calculation if their effect is anti-dilutive. Losses have been incurred in each period since inception, at the exception of the previous quarter; accordingly, diluted loss per share is not presented.

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

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements issue date. The provisions of ASU 2014-15 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted. Based on the outcome of our financial initiatives, additional disclosures may be required upon application of the ASU.

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

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice on certain specific cash flow issues. The ASU will be effective for the Company for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

2. Equity and Cost Investments

Sinoven, the Company’s wholly-owned subsidiary and a third-party, NatureWorks LLC, are both 50% holders of the joint venture AmberWorks.

AmberWorks had a net loss of $nil for the three and nine months ended September 30, 2016 and 2015, respectively. Sinoven’s share of the net loss amounted to $nil for those periods.

AmberWorks had total assets of $69,202 and total liabilities of $nil as of September 30, 2016 and December 31, 2015, respectively. Sinoven’s share of net assets amounted to $34,601 as of those periods, respectively.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in Comet Biorefining Inc., a start-up private company, which represented a 6.6% ownership interest. This investment is recorded using the cost investment method.

3. Inventories

	September 30,	December 31,
	2016	2015
	$	$
Finished goods	1,690,504	904,846
Work in progress	77,201	94,675
Raw material	615,807	610,773
Supplies and spare parts	161,741	138,930
Total	2,545,253	1,749,224

The company recorded an inventory reserve of approximately $nil and $300,000 in the three and nine months ended September 30, 2015, respectively, and $nil in the three and nine months ended September 30, 2016.

4. Property and equipment

	Estimated
	Useful	September 30,	December 31,
	Life	2016	2015
	(years)
		$	$
Land		272,663	242,957
Building	40	89,491,026	85,597,851
Machinery and equipment	5 - 20	33,461,595	31,407,524
Furniture and fixtures	5 - 8	116,432	122,285
Computers, office equipment and peripherals	3 - 7	188,583	182,720
Leasehold improvement	10	336,675	330,283
Construction in-progress		6,431,376	5,902,054
		130,298,350	123,785,674
Less: accumulated depreciation		(4,477,147)	(1,242,986)
Property and equipment, net		125,821,203	122,542,688

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $1,155,707 and $105,411 for the three months ended September 30, 2016 and 2015, respectively and to $3,441,217 and $238,329 for the nine months ended September 30, 2016 and 2015 respectively.

During the three months ended September 30, 2016, a portion of the holdback received from Sustainable Development Technology Canada grant for an amount of $703,793 was reclassified against the property and equipment. Refer to note 8 for details.

5. Intangible assets

	September 30,	December 31,
	2016	2015
	$	$

License with indefinite-lived	3,106,767	3,106,767
Acquired licenses with definite-lived	3,017,550	3,017,550
Computer software and licenses	390,918	398,048
Less: accumulated amortization	(330,875)	(170,274)
Intangible assets, net	6,184,360	6,352,091

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $52,737 and $18,079 for the three months ended September 30, 2016 and 2015, respectively and to $159,089 and $49,855 for the nine months ended September 30, 2016 and 2015 respectively.

On April 20, 2015, the Company elected to terminate its license with DuPont for their catalysts following the decision to pursue with the BDO technology licensed from Davy for all future plants, in addition to the planned 100,000 ton per year capacity plant. As a result, the carrying value of the DuPont license of $1,141,000 was written off during the three months ended September 30, 2015.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
	$	$
Trade accounts payable	3,568,194	12,006,592
Accrued payroll and bonus	867,858	1,049,637
Consulting and legal fees	407,067	2,021,858
Accrued interest	342,836	282,506
Other	292,320	473,681
Total	5,478,275	15,834,274

7. Short-term and Long-term debt

i)	Sustainable Jobs and Investment Fund (“SJIF”)

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

As of September 30, 2016, all disbursements were received. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

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

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The loan’s principal is repayable in 20 equal quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which could not exceed originally CAD$45 million in the aggregate as long as any principal of the loan remains outstanding, and ii) dividends may not be declared or paid without the consent of the lender. The loan agreement was amended to increase the third party credit facilities from CAD$45 million to CAD$60 million in the aggregate in June 2014, and subsequently from CAD$60 million to CAD$67.5 million in the aggregate in March 2016. These covenants were met as of September 30, 2016.

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

The loan agreement contains various legal and financial covenants ordinarily found in such government agency loan agreements. In addition, the following specific covenants also apply:

(a)	the Company will carry appropriate amounts of liability and casualty insurance during the duration of the loan agreement;
(b)	the Company will not allow change of control without prior written consent of the Minister.

These covenants were met as of September 30, 2016.

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

As of September 30, 2016, all disbursements were received. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

iv)	Minister of Agriculture and Agri-Food of Canada (“AAFC”)

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million, for the AgriInnovation Program. This loan provided progressive disbursements as eligible costs were incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2026 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. These covenants were met as of September 30, 2016.

As of September 30, 2016, all disbursements were received. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry.

v)	Comerica Bank, Export Development Canada and Farm Credit Canada (“EDC”)

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million, which was disbursed on May 12, 2015. The loan’s principal is repayable in 26 equal, quarterly installments beginning on September 30, 2015, and at floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There was an initial interest-only period from draw down of the term loan until the first payment of principal. The disbursement of the loan, net of a 2.5% upfront loan fee of CAD$500,000, was recorded as debt discount and is amortized over the estimated term of the loan using the effective interest method. BioAmber Sarnia paid a 1.0% per annum commitment fee on the undrawn amount, until the drawdown.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. On August 9, 2016, the loan agreement was amended, to adjust the financial covenants to require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at all times, to be certified monthly, during the term of the loan starting September 30, 2017. Financial covenants also include a minimum cash balance requirement of CAD$4.0 million, and a minimum gross revenue from product sales covenant. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. All applicable covenants as of September 30, 2016 have been met.

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

On September 9, 2016, the Company voluntarily paid off the outstanding balance and terminated the TCP loan agreement. The payoff amount of $8.0 million included the outstanding principal amount of $6.7 million, an end of term charge of $1.0 million, a prepayment fee of $202,116, accrued interest of $14,591, and other legal fees. The remaining debt issuance costs of $392,757 was written off and recorded as financial charges in the Consolidated Statement of Operations. In connection with such repayment, TCP terminated its security interest in the assets of the Company which were subject to the TCP Loan Agreement.

vii)	BDC Capital Inc. (“BDC”)

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

On May 12, 2016, an amendment to the BDC Loan was signed to modify the commencement instalment repayment date from April 15, 2017 to October 15, 2017 and continuing monthly until September 15, 2022. On July 22, 2016, a second amendment was signed to modify certain debt covenants, including the term debt to tangible equity ratio of maximum of 0.85:1, and the debt service ratio of at least 1.10:1 commencing on the quarter ending December 31, 2017, and increasing to 1.50:1 for the quarter ending June 30, 2019. In addition, pursuant to this amendment, the fixed interest rate was adjusted to 14.90% per year, which can vary upon achievement of certain milestones. All applicable covenants as of September 30, 2016 have been met.

The BDC Loan proceeds were received on August 10, 2016, and recorded as long-term debt, net of debt issuance costs of $378,108.

viii) Bridging Finance Inc. (“Bridging”)

On September 9, 2016, the “Company” entered into an agreement for a demand non-revolving credit facility (the “Facility”) with Bridging. The proceeds were used to repay in full the outstanding principal amount of its loan with TCP and will be used to fund general corporate expenses.

Pursuant to the Agreement, Bridging has provided CAD$25 million to the Company, net of 1.50% of financing fees paid at the time of the disbursement. The Facility is repayable at the earlier of the date of demand or September 30, 2017. The Facility will bear interest at an annual interest rate of the Bank of Montreal prime rate plus 10.8%, calculated on a daily outstanding balance of the Facility and compounded monthly, payable on the last business day of each month.  Subject to (i) the right of the Lender to demand the payment of the loan at any time (subject to a grace period of 15 days) or (ii) the occurrence of an event of default, the principal of the loan will be reimbursable in one lump-sum payment at its maturity date.  On the occurrence of an event of default, as more fully described in the agreement, interest shall be calculated at annual rate of 21% per annum calculated and compounded as aforesaid.

After April 1, 2017, the Company may prepay a portion or all of the Facility outstanding at any time, (i) without any fee or penalty upon at least 90 days prior written notice to the Lender, or (ii) with a prepayment penalty of up to 90 days of interest if the Company provides the lender with a prepayment notice of less than 90 days.

The loan obligations are secured by a security interest on substantially all of the Company’s assets (subject to certain exceptions), including its intellectual property, but excluding certain identified licenses from third parties and its equity interest in its subsidiary, BioAmber Sarnia Inc.

The Facility contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. Covenants include a requirement on the part of the Company to, within two business days, use all proceeds received from (i) the exercise of any of the Company’s outstanding warrants issued in connection with its initial public offering completed in May 2013, and (ii) the issuance of shares in connection with any equity financing, to repay all or a portion of the then outstanding Facility. The Agreement also contains customary events of default including, but not limited to, the failure to make interest payments, the failure to comply with certain covenants specified in the Agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency.

The balance of the outstanding long-term debt is as follows:

	September 30,	December 31,
	2016	2015
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $465,519)	355,564	342,618
Less: debt discount	(184,774)	(174,493)
Amortization of debt discount	128,123	106,312
Less: short-term portion of debt	(76,380)	(72,130)
	222,533	202,307

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	11,457,000	10,819,500
Less: debt discount	(5,248,880)	(4,956,820)
Amortization of debt discount	1,652,496	912,491
	7,860,616	6,775,171

Federal Economic Development Agency:
Face value (CAD $9,600,000)	7,332,480	8,222,820
Less: debt discount	(3,252,629)	(3,071,644)
Less: short-term portion of debt	(1,833,120)	(1,731,120)
Gain on debt extinguishment	(617,461)	(583,103)
Amortization of debt discount	2,188,582	1,489,949
	3,817,852	4,326,902

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $9,500,000)	7,256,100	7,213,000
Less: debt discount	(3,625,090)	(3,423,379)
Amortization of debt discount	729,961	504,531
Less: short-term portion of debt	(763,800)	(661,743)
	3,597,171	3,632,409

Tennenbaum Capital Partners, LLC :
Face value	—	10,000,000
Less: debt discount (1)	—	(925,000)
Amortization of debt discount (1)	—	268,105
End of term charge	—	514,780
Less: short-term portion of debt	—	(5,058,318)
	—	4,799,567

EDC:
Face value (CAD $16,153,846)	12,338,308	13,871,154
Less: debt discount (2)	(2,939,174)	(2,775,630)
Amortization of debt discount (2)	897,322	433,900
Less: short-term portion of debt	(2,350,154)	(2,774,231)
	7,946,302	8,755,193

BDC:
Face value (CAD $10,000,000)	7,638,000	—
Less: debt issuance cost	(378,108)	—
Amortization of debt discount	10,891	—
	7,270,783	—

Bridging:
Face value (CAD $25,000,000)	19,095,000	—
Less: debt issuance cost	(380,945)	—
Amortization of debt issuance cost	12,698	—
Less: short-term portion of debt	(18,726,753)	—
	—	—
Long-term debt, net	30,715,257	28,491,549

[1]

Includes deferred debt financings costs of $425,000 as of December 31, 2015, and amortization of debt financing costs of $101,437, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on January 1, 2016.  Prior to the ASU adoption, deferred debt issuance costs were presented in deferred financing costs.

[2]

Includes deferred debt financings costs of $1,146,656 and $1,082,853 as of September 30, 2016 and December 31, 2015, respectively, and amortization of debt financing costs of $241,942 and $106,428, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on January 1,2016.  Prior to the ASU adoption, deferred debt issuance costs were presented in deferred financing costs.

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	EDC	BDC	Bridging	Total
	$	$	$	$	$	$	$	$
October 2016 - September 2017	76,380	—	1,833,120	763,800	2,350,154	—	19,095,000	24,118,454
October 2017 - September 2018	76,380	—	1,833,120	763,800	2,350,154	1,512,324	—	6,535,778
October 2018 - September 2019	76,380	2,291,400	1,833,120	763,800	2,350,154	1,512,324	—	8,827,178
October 2019 - September 2020	126,424	2,291,400	1,833,120	763,800	2,350,154	1,512,324	—	8,877,222
October 2020 and thereafter	—	6,874,200	—	4,200,900	2,937,692	3,101,028	—	17,113,820
Total	355,564	11,457,000	7,332,480	7,256,100	12,338,308	7,638,000	19,095,000	65,472,452

8. Deferred Grant

As of September 30, 2016 and December 31, 2015, the Company has the following deferred grant:

a) Sustainable Development Technology Canada (“SDTC”)

Grant from Sustainable Development Technology Canada to BioAmber Sarnia in the amount of CAD$14,500,000 with progressive disbursements according to the terms of the agreement and milestones. The grant is non-reimbursable by BioAmber Sarnia except upon the occurrence of certain events of default defined in the agreement.

Milestone I, II a) and II b) were fulfilled on or prior December 31, 2014. On May 26, 2015, BioAmber Sarnia completed the milestone III and received the advance on Milestone IV of CAD$ 4,769,354, or $3,642,063 when converted into U.S. dollars as of September 30, 2016. The Milestone III was reclassified from deferred grants reducing the cost of construction in-progress and the advance on Milestone IV, for the Commissioning, Start-up and Optimization of the manufacturing facility, was recorded as a deferred grant. During the three months ended September 30, 2016, the Milestone IV was completed and reclassified from deferred grant to grant income, and the remaining 10% holdback of CAD$1,451,365 or $1,108,262 when converted into U.S. dollars as of September 30, 2016, was received. The holdback was recognized within the Company’s consolidated financial statements to reflect the nature of the expenditures of BioAmber Sarnia, resulting in $703,793 being recognized against property and equipment and the remaining $404,469 being recognized as Grant income. There remains no balance of deferred grants as at September 30, 2016.

9. Financial charges (income), net

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$
End of term charge on long-term debt (Note 7 vi)	774,703	171,875	1,032,937	515,625
Interest on long-term debt	713,135	619,924	1,736,438	1,814,022
Revaluation of the warrants financial liability (Note 12)	1,108,170	(2,304,662)	(8,000,894)	524,983
Other interest charge (income), net	594,138	(39,179)	571,265	(53,452)
Total financial charges (income), net	3,190,146	(1,552,042)	(4,660,254)	2,801,178

10. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. As of September 30, 2016, leases payments for the next three months of 2016, and on a twelve months basis for the remaining years, are the following:

September 30, 2016
$
2016	41,124
2017	173,236
2018	157,052
2019	151,737
2020	163,158
Thereafter	242,698

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of September 30, 2016, the royalty payments commitments for the next three months of 2016, and on a twelve months basis for the remaining years are the following:

September 30, 2016
$
2016	504,000
2017	850,000
2018	800,000
2019	500,000
2020	500,000
Thereafter	5,000,000

The royalties the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $429,623 and $ 25,001 for the three months ended September 30, 2016 and 2015, respectively, and $543,984 and $206,433 for the nine months ended September 30, 2016 and 2015, and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with LANXESS Inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$750,000 or $572,850 when converted into U.S. dollars as of September 30, 2016 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with LANXESS Inc. under which minimum yearly payments are required. As of September 30, 2016, purchase obligations commitments for the next three months of 2016, and on a twelve months basis for the remaining years are the following:

September 30, 2016
$
2016	445,482
2017	1,944,702
2018	1,944,702
2019	1,944,702
2020	1,944,702
Thereafter	4,773,718

Litigation

As of September 30, 2016 there were no outstanding claims or litigation.

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

On February 15, 2016, the Company signed a second amended and restated joint venture agreement (the “Second Amended JV Agreement”) with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for a total amount of $17.7 million (CAD$25 million), which increased Mitsui’s share ownership to 40.8%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its Board of directors from five to six members, and BioAmber and Mitsui have the right to designate three members each.  All Board decisions have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia Board members, except that with respect to the following matters, which BioAmber, as the controlling shareholder of BioAmber Sarnia, have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and firing of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  BioAmber also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, BioAmber would no longer have the deciding votes described in the preceding sentence.

As of September 30, 2016, the estimated redemption value of the redeemable non-controlling interest was $27.1 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, December 31, 2015	24,583,636
Mitsui’s additional capital contribution	17,725,999
Net loss attributable to redeemable NCI	(4,028,656)
Accumulated other comprehensive loss attributable to NCI	2,085,368
Balance at September 30, 2016	40,366,347

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

As of September 30, 2016, the fair value of those warrants was determined to be $1.44 and $1.60 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $471,012 classified as warrants financial liability on the consolidated balance sheets. It resulted in a financial (income) charge of $148,170 and $(768,662) for the three months ended September 30, 2016 and 2015, respectively, and of $(480,894) and $(675,017) for the nine months ended September 30, 2016 and 2015, respectively.

As of December 31, 2015, the fair value of those warrants was determined to be $3.03 and $3.21 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of  $951,906 classified as warrants financial liability on the consolidated balance sheets.

IPO Warrants

The warrants issued upon the completion of the IPO (“IPO Warrants”), are exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. Per the IPO warrants agreement, the Company has the possibility to extend the termination date without the consent of the holders. The initial fair value of the warrants was determined to be $2.02 per warrant using the Black-Scholes option pricing model. The warrants contain full ratchet, anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrant, with certain exceptions. The exercise price of $11.00 per whole share of common stock is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock issuances or other similar events affecting the company’s common stock. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. The exercise price of the outstanding IPO Warrants were adjusted from $11.00 to $9.00 per whole share of common stock, and subsequently from $9.00 to $5.00 per whole share of common stock,  pursuant the terms of such warrants, following the May 2015 public offering and the January 2016 public offering, respectively. The Company has the possibility to reduce the exercise price without the consent of the IPO Warrants holders.

On September 30, 2016, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $0.47 per warrant, as compared to $1.41 per warrant on December 31, 2015. As a result, the liability was revalued at the balance sheet date resulting in a financial charge (income) of $960,000 and $(1,536,000) for the three months ended September 30, 2016 and 2015, respectively, and of $(7,520,000) and $1,200,000 for the nine months ended September 30, 2016 and 2015, respectively.

Stock option plan

Stock-based compensation expense was allocated as follows:

	Three months ended		Nine months ended
	ended		ended
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$
General and administrative	470,866	316,141	1,525,011	2,000,036
Research and development	389,830	392,334	1,021,649	1,462,182
Sales and marketing	47,040	133,388	139,405	392,457
Total compensation expense	907,736	841,863	2,686,065	3,854,675

The following table summarizes activity under the Plan:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price
Outstanding, beginning of period	5,716,580	$6.88	5,214,554	$7.72	5,044,107	$7.51	4,923,596	$7.67
Granted	200,000	3.90	59,000	7.22	1,391,000	4.59	417,000	8.49
Exercised	—	—	—	—	—	—	(14,000)	5.74
Forfeited or cancelled	(112,072)	8.00	(269,188)	8.90	(630,599)	7.96	(322,230)	9.02
Outstanding, end of period	5,804,508	$6.76	5,004,366	$7.65	5,804,508	$6.76	5,004,366	$7.65
Exercisable, end of period	3,507,730	$7.20	2,855,442	$6.99	3,507,730	$7.20	2,855,442	$6.99
Per share weighted average grant-date fair value of options granted		$2.62		$5.23		$2.69		$6.30

As of September 30, 2016, the weighted-average remaining contractual life of options outstanding and options exercisable were 6.95 years and 5.76 years, respectively.

The fair value of options granted was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.34%	1.78%	1.58%	1.78%
Expected life (in years)	6.25	6.25	6.25	6.25
Volatility	76.00%	84.31%	79.17%	84.41%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Warrants

During the three and nine months ended September 30, 2016, 55,230 warrants were exercised at an exercise price of $1.07, and 4,655 warrants expired. During the nine months ended September 30, 2015, 2,625 warrants were exercised at an exercise price of $1.07 per share and 105,000 warrants were exercised at an exercise price of $1.43 per share.

As at September 30, 2016, the Company had the following warrants and warrants financial liability outstanding to acquire common shares:

Number	Exercise price	Expiration date
271,961	$1.07	May 2017 - September 2018
159,390	$1.43	February 2019
211,530	$5.67	June 2019
103,582	$9.65	April 2021
4,000,000	$5.00	May 2017
4,746,463

13. Income taxes

Based on the Company’s evaluation at September 30, 2016, management has concluded that there has been no change to the recorded uncertain tax positions requiring adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2011 through December 31, 2015.

For the three month periods ended September 30, 2016 and 2015, the Company’s effective income tax rates were nil% and (0.34)% respectively, compared to an applicable U.S. combined federal and state income tax rate of 35%. The difference between the effective tax rate and U.S. statutory tax rate as of September 30, 2016 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended September 30, 2016, the Company recorded valuation allowances on deferred tax assets relating to current year losses and temporary differences.

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

Credit risk

The Company’s exposure to credit risk as of September 30, 2016, is equal to the carrying amount of its financial assets.

Interest Rate Risk

We had cash balances totaling $15.9 million at September 30, 2016. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. The Company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate were to increase, the interest rates for the remaining term of the loan would increase.

15. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at September 30, 2016 and December 31, 2015. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

The fair value of the warrants which were issued upon the completion of the IPO on May 10, 2013 was calculated using the Black-Scholes option pricing model using various assumptions described in Note 12, which was a level 3 fair value measurement. As these warrants started trading freely on the New York Stock Exchange on June 10, 2013, the closing value of these warrants, which is a level 1 measurement was used to calculate the fair value from June 10, 2013 onwards.

The fair value of the warrants issued in connection with the June 2009 and April 2011 financing transaction was calculated using the Monte Carlo model, which is a level 3 measurement.

16. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	$	$	$	$
Product sales to a shareholder	131,039	—	230,686	11,250
Services received by a shareholder	131,721	—	131,721	—

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

17. Business segments

The Company allocates, for the purpose of geographic segment reporting, its revenue based on the location of the seller. For the purpose of geographic segment reporting, the non-current assets of the Company are allocated as follows:

	Europe		North America		Consolidated
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015
	$	$	$	$	$	$
Property and equipment, net	—	—	125,821,203	122,542,688	125,821,203	122,542,688
Investment in equity method investments	—	—	447,035	447,035	447,035	447,035
Intangible assets, net (Note 5)	2,910,448	3,017,550	3,273,912	3,334,541	6,184,360	6,352,091
Goodwill	625,364	625,364	—	—	625,364	625,364

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have also entered into technology partnerships to lower our production costs, expand our product portfolio and enhance our biochemical production platform. For example, we entered into a technology partnership with Cargill, Inc., or Cargill, through which we exclusively license a proprietary yeast organism for use in our fermentation process to produce our products. We refer to the yeast organism that we have licensed from Cargill as “our yeast.” We have also established other technology licenses and collaborations, including with Johnson Matthey Davy Technologies, or Davy.

Our business strategy is to leverage the value of our technology by building and operating production facilities around the world. However, depending on our access to capital and third-party demand for our technology, we may also enter into technology licenses on an opportunistic basis.

We have entered into a joint venture agreement with Mitsui & Co. Ltd. for our facility in Sarnia, Ontario, which has a nameplate capacity of 30,000 metric tons of bio-succinic acid per year.  We started commercial scale production at our Sarnia facility in October 2015 and ramp-up to full production capacity is expected in 2018. We terminated production at the large-scale demonstration facility in Pomacle, France at the end of 2014. Our joint venture with Mitsui also contemplates the potential construction and operation of an additional facility, which we expect to occur over the next three to five years.

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

As of September 30, 2016, we had raised an aggregate of $292.8 million from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes.

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

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build and operate our facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. On February 15, 2016, we, together with our subsidiaries BioAmber International s.à r.l. and BioAmber Sarnia, entered into Second Amended JV Agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of the joint venture.

The total construction cost of our facility in Sarnia was approximately $141.5 million, funded through capital contributions from us and from Mitsui, and interest free and low-interest loans and governmental grants.

Additional Planned Manufacturing Facilities

We plan to build a second integrated manufacturing facility that will produce approximately 200,000 metric tons per year of bio-succinic acid and then transform a majority of the bio-succinic acid into 70,000 metric tons per year of bio-based 1,4 BDO and 24,000 metric tons per year of THF, along with 60,000 metric tons per year of crystalline succinic acid. We have signed two 15 year offtake agreements with Vinmar for 100% of the BDO and THF output (100,000 metric tons per year) and 67% of the succinic acid output of this second planned facility. Vinmar plans to take a 10% equity stake in the plant. We are actively seeking other minority equity partners for this facility, as well as government support in the form of low interest loans and loan guarantees. Based on current estimates and assumptions, we expect this commercial scale manufacturing facility to have construction costs of approximately $500 million, and it would be commissioned in late 2019 assuming we achieve a financial close in late 2017.

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

We have also entered into several agreements and memorandum of understanding, or MOUs, that contemplate, but do not obligate, us to supply approximately 16,000 metric tons of bio-succinic acid until the end of 2017 and, as we continue operation of our facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers.

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

Recent Developments

SDTC Grant

During the three months ended September 30, 2016, we received the SDTC grant holdback payment of CAD$1,451,365 or $1,108,262 when converted into U.S. dollars as of September 30, 2016, following the achievement of the last SDTC milestone.

Bridging Loan

On September 9, 2016, we entered into a CAD$ 25 million demand non-revolving credit facility with Bridging Finance Inc. The proceeds were used to repay in full the outstanding principal amount of our prior loan with Tennenbaum Capital Partners, LLC and the remainder will be used to fund general corporate expenses. Refer to Note 7 of the financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details.

BDC Loan

On August 20, 2016, we received the proceeds from our CAD$10 million loan between BDC and BioAmber Sarnia according to the binding Letter of Offer dated April 20, 2016.  The proceeds will be used to fund the working capital of BioAmber Sarnia’s facility, repayable starting October 15, 2017 continuing monthly until September 15, 2022. Refer to Note 7 of the financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our Sarnia production facility, machinery and equipment, office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of our definite-lived license and amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. Depreciation of property and equipment increased significantly since our manufacturing facilities operations started. As of September 30, 2016, $20.3 million of net grants were applied as a reduction of machinery and equipment and building. This reduces depreciation expense over the useful life of the asset.

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

Financial Charges (Income), Net

Financial charges (income), net, include interest on short-term and long-term debt, end of term accretion charge from the TCP loan and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on our IPO Warrants, 2009 Warrants and 2011 Warrants.

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

Comparison of Three months ended September 30, 2016 and September 30, 2015

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three Months Ended September 30,
	2016	2015	Change
	$	$	$
	(in thousands)

Product sales	$3,661	$352	$3,309
Cost of goods sold excluding depreciation and amortization	5,035	367	4,668
Operating expenses
General and administrative	1,767	2,220	(453)
Research and development, net	1,773	5,999	(4,226)
Sales and marketing	479	921	(442)
Depreciation of property and equipment and amortization of intangible assets	1,208	124	1,084
Foreign exchange (gain) loss	(29)	610	(639)
Operating expenses	5,198	9,874	(4,676)

Operating loss	(6,572)	(9,889)	3,317
Amortization of debt discounts	1,038	123	915
Financial charges (income), net	3,190	(1,552)	4,742
Grant income	(4,047)	—	(4,047)
Other expense (income), net	(34)	(1)	(33)
Loss before income taxes	(6,719)	(8,459)	1,740
Income taxes	—	(28)	28
Net loss	(6,719)	(8,431)	1,712
Net loss attributable to:
BioAmber Inc. shareholders	(6,158)	(7,051)	893
Non-controlling interest	(561)	(1,380)	819
	(6,719)	(8,431)	1,712

Product sales

Product sales increased from $352,000 for the three months ended September 30, 2015 to $3.7 million for the three months ended September 30, 2016 due to an increase in product volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $367,000 for the three months ended September 30, 2015 to $5.0 million for the three months ended September 30, 2016. This increase was driven primarily by an increase in volume sold, as well as Sarnia facility ramp-up costs, including fixed costs and reprocessing costs for off-specifications products that were allocated to the cost of goods sold.

General and administrative expenses

General and administrative expenses decreased by $453,000 to $1.8 million for the three months ended September 30, 2016, as compared to $2.2 million for the three months ended September 30, 2015. This was driven by a decrease in salaries and benefits expense and recruitment fees, offset by an increase in salaries and benefits expense associated with the Sarnia facility transition from construction to production stage, and an increase in stock-based compensation expense.

Research and development expenses

Research and development expenses decreased by $4.2 million to $1.8 million for the three months ended September 30, 2016, as compared to $6.0 million for the three months ended September 30, 2015. This was due to the fact that the costs related to the commissioning of the plant incurred in the prior year were recorded in research and development. It is also explained by reduced expenses related to the molecular engineering of the yeast and lower costs related to intellectual property, partially offset by an increase in royalties expense associated with sales from Sarnia facility.

Sales and marketing expenses

Sales and marketing expenses decreased by $442,000 to $479,000 for the three months ended September 30, 2016, as compared to $921,000 the three months ended September 30, 2015. This was driven by a decrease in salaries, benefits and associated costs, including stock-based compensation and travel expense, following the reorganization of our commercial function in the first quarter of 2016.

Foreign exchange (gain) loss

The foreign exchange (gain) loss decreased from a loss of $610,000 for the three months ended September 30, 2015 compared to a gain of $29,000 for the three months ended September 30, 2016. This slight gain during the three months ended September 30, 2016 was driven by a relative stability of the U.S. Dollar versus the Canadian Dollar during the three months ended September 30, 2016.

Financial charges (income), net

Financial charges (income), net decreased to a charge of $3.2 million for the three months ended September 30, 2016 as compared to an income of $1.6 million for the three months ended September 30, 2015. This variation of $4.7 million is mainly due to the non-cash mark-to-market adjustment change of $3.4 million on the warrants that were part of the units issued in our IPO, as well as on the June 2009 Warrants and the April 2011 Warrants. It is also due to an increase in end of term charge of $602,000 and interest and other charges of $600,000 in connection with the repayment of TCP loan during the third quarter 2016.

Grant income

During the three months ended September 30, 2016, the Milestone IV from SDTC grant was completed and reclassified from deferred grant to grant income, along with a portion of the remaining 10% holdback.

Comparison of Nine Months Ended September 30, 2016 and Nine Months Ended September 30, 2015

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Nine Months Ended September 30,
	2016	2015	Change
	$	$	$
	(in thousands)

Product sales	$7,641	$1,061	$6,580
Cost of goods sold excluding depreciation and amortization	11,578	1,429	10,149
Operating expenses
General and administrative	7,376	7,812	(436)
Research and development, net	5,145	15,568	(10,423)
Sales and marketing	2,219	3,198	(979)
Depreciation of property and equipment and amortization of intangible assets	3,600	288	3,312
Write-off of intangible assets	—	1,141	(1,141)
Foreign exchange loss	117	868	(751)
Operating expenses	18,457	28,875	(10,418)

Operating loss	(22,394)	(29,243)	6,849
Amortization of deferred financing costs and debt discounts	2,478	281	2,197
Financial charges (income), net	(4,660)	2,801	(7,461)
Grant income	(4,047)	—	(4,047)
Other expense (income), net	138	(21)	159
Loss before income taxes	(16,303)	(32,304)	16,001
Income taxes	19	15	4
Net loss	(16,322)	(32,319)	15,997
Net loss attributable to:
BioAmber Inc. shareholders	(12,293)	(29,428)	17,135
Non-controlling interest	(4,029)	(2,891)	(1,138)
	(16,322)	(32,319)	15,997

Product sales

Product sales increased from $1.1 million for the nine months ended September 30, 2015 to $7.6 million for the nine months ended September 30, 2016 due to an increase in product volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $1.4 million for the nine months ended September 30, 2015 to $11.6 million for the nine months ended September 30, 2016. The increase is primarily due to an increase in volume sold, as well as Sarnia facility ramp-up costs, including fixed costs and reprocessing costs for off-specifications products that were allocated to the cost of goods sold.

General and administrative expenses

General and administrative expenses decreased by $436,000, to $7.4 million for the nine months ended September 30, 2016, as compared to $7.8 million for the nine months ended September 30, 2015. This was driven by a decrease in incentive employee remuneration, in stock-based compensation expense and in recruiting costs. It is offset by an increase in salaries and benefits expense associated with the Sarnia facility transition from construction to production stage.

Research and development expenses, net

Research and development expenses, net, decreased by $10.4 million, to $5.1 million for the nine months ended September 30, 2016, as compared to $15.6 million for the nine months ended September 30, 2015. This was due to the fact that the costs related to the commissioning of the plant incurred in the prior year were recorded in research and development. It is also explained by reduced expenses related to the molecular engineering of the yeast, lower costs related to intellectual property and decrease in stock-based compensation expense. Those reductions are partially offset by an increase in royalties expense associated with sales from Sarnia facility.

Sales and marketing expenses

Sales and marketing expenses decreased by $1.0 million to $2.2 million for the nine months ended September 30, 2016, as compared to $3.2 million the nine months ended September 30, 2015. This was driven by a decrease in salaries, benefits and associated costs, including stock-based compensation and travel expense, following the reorganization of our commercial function in the first quarter of 2016.

Foreign exchange loss

The foreign exchange loss decreased by $751,000 to $117,000 for the nine months ended September 30, 2016 as compared to a loss $868,000 for the nine months ended September 30, 2015. The foreign exchange loss was driven by a strengthening of the Canadian Dollar versus the U.S. Dollar during the nine months ended September 30, 2016, which impacted our debt in Canadian dollar with Bridging, and our U.S. Dollar trade receivable balance in our subsidiary with Canadian functional currency.

Financial charges (income), net

Financial charges (income), net comprised of an income of $4.7 million for the nine months ended September 30, 2016 as compared to a charge $2.8 million for the nine months ended September 30, 2015. This variation of $7.5 million is mainly due to the non-cash mark-to-market adjustment change of $8.5 million on the warrants that were part of the units issued in our IPO, as well as on the June 2009 Warrants and the April 2011 Warrants, offset by an increase in end of term charge of $517,000 and interest and other charges of $600,000 in connection with the repayment of TCP loan during the third quarter 2016.

Grant income

During the three months ended September 30, 2016, the Milestone IV from SDTC grant was completed and reclassified from deferred grant to grant income, along with a portion of the remaining 10% holdback.

Liquidity and Capital Resources

From inception through September 30, 2016, we have funded our operations primarily from an aggregate of $292.8 million raised from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, including net proceeds of $11.9 million from our January 2016 public offering of our common stock and Mitsui’s additional capital contribution of CAD$25.0 million in the first quarter of 2016. We also received CAD$82 million from loan and grant proceeds from various Canadian institutional and government agencies in BioAmber Sarnia, including CAD$10 million from BDC in August 2016, and proceeds of CAD$25 million from a demand non-revolving credit facility with Bridging at the corporate level in September 2016.

We began commissioning and start-up of our Sarnia facility in March 2015, achieved mechanical completion in June 2015 and started production in the last quarter of 2015. We will require funds to ramp up production levels at our Sarnia facility and for general corporate purposes. We expect to fund these needs through available cash on hand and by other strategies, including one or more of the following:

•	Increase revenues from succinic acid sales
•	Reduce our production costs at our Sarnia facility
•	Reduce or delay operating expenses as deemed appropriate in order to conserve cash
•	Trigger the exercise of our IPO warrants, if needed
•	Raise additional equity capital and or debt financing

Based on these initiatives listed above and the cash on hand at September 30, 2016, we believe we have sufficient cash to fund our operations for at least the next twelve months.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Net cash used in operating activities	(33,101)	(22,491)

Net cash used in investing activities	(540)	(62,878)

Net cash provided by financing activities	42,231	70,457

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

Cash used in operating activities during the nine months ended September 30, 2016 of $33.1 million reflected our net loss of $16.3 million, which was adjusted for non-cash items of $3.3 million and a negative change in operating assets and liabilities of $13.5 million. Non-cash adjustments included stock-based compensation of $2.7 million, $3.6 million of depreciation and amortization, financial income of $8.1 million including the mark-to-market accounting for our financial liability warrants and the end of term charge on long-term debt, amortization of debt discounts of $2.5 million and grant income of $4.0 million. The amount of operating assets and liabilities is a net outflow of $13.5 million due to a decrease in current liabilities and an increase in current assets.

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

Investing activities

Cash used in investing activities during the nine months ended September 30, 2016 of $540,000 included property and equipment purchases.

Cash used in investing activities during the nine months ended September 30, 2015 of $62.9 million included property and equipment purchases mostly related to the building of our facility in Sarnia, Ontario of $62.5 million.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2016 of $42.2 million included the proceeds from issuance of shares of the January 2016 public offering, for a total of $11.9 million, capital contributions by Mitsui to our BioAmber Sarnia joint venture of $17.7 million, principal reimbursement of various loans for $14.1 million, SDTC grant for $1.1 million, and new loan received from BDC and Bridging for a total of $27.0 million.

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

Interest Rate Risk

We had cash totaling $15.9 million at September 30, 2016. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e)  promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13
10.1	Letter Agreement Offer of financing with BioAmber Inc. and Bridging Finance Inc. dated as of September 9, 2016	X
31.1	Certification of the Principal Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Principal Chief Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

November 7, 2016

	By:	/s/ Jean-François Huc
Jean-François Huc
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mario Saucier
Mario Saucier
Chief Financial Officer
(Principal Financial Officer)