Form 10-K
period 2016-12-31
BioAmber Inc.
filed 2017-03-16
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2016, was $84.2 million. As of March 15, 2017, there were 34,849,577 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•	the expected market applications for our products and the sizes of these addressable markets;

•	our ability to gain market acceptance for bio-succinic acid, its derivatives including 1,4 BDO and THF and other building block chemicals;

•	our ability to ramp up commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;

•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;

•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives and other building block chemicals;

•	customer qualification, approval and acceptance of our products;

•	our ability to maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;

•	the impact of our off-take agreements on our business with our customers, our distributors and our current and future equity partners;

•	our ability to economically obtain feedstock and other inputs;

•	the achievement of advances in our technology platform;

•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others’ rights;

•	government regulatory and industry certification approvals for our facilities and products;

•	government policymaking and incentives relating to bio-chemicals;

•	our ability to maintain an effective system of internal controls, remediate our existing material weakness and prevent future material weaknesses or significant deficiencies from occurring;

•	our receipt of funds held in escrow in connection with the warrants that we issued in our Special Warrant offering;

•	our ability to retain members of our senior management team; and

•	our ability to maintain and secure adequate funding for our current business activities

PART I

Item  1.Business

Overview

We are an industrial biotechnology company producing renewable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert bio-based feedstocks into renewable chemicals that are cost-competitive replacements for petroleum-derived chemicals used in a wide variety of everyday products including plastics, resins, paints, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We produce bio-succinic acid at our facility in Sarnia, Ontario, pursuant to a joint venture agreement with Mitsui.

Succinic acid can be used to manufacture a wide variety of products used every day, including plastics, food additives and personal care products, and can also be used as a building block for a number of derivative chemicals. We believe that our low-cost production capability and our development of bio-succinic derived products including BDO and THF, which are used to produce polyesters, plastics, spandex and other products, will provide us with access to what we estimate to be an approximately $8 billion market opportunity.

We are working to expand our accessible markets and product portfolio. We have entered into strategic relationships with several leading companies, such as our multi-year agreements with PTTMCC Biochem for bio-succinic acid and Vinmar for bio-succinic acid, BDO and THF. We have also entered into agreements with other companies for the supply of bio-succinic acid.

We have entered into technology partnerships to lower our production costs, expand our product portfolio and broaden our biochemical production platform. For example, we entered into a technology partnership with Cargill through which we exclusively license a proprietary yeast organism for use in our fermentation process to produce our products. We refer to the yeast organism that we have licensed from Cargill as “our yeast.” We have also established other technology licenses and collaborations, including with Davy for the conversion of our succinic acid into BDO and THF.

Our business strategy is to leverage the value of our technology by building and operating production facilities around the world.   Depending on our access to capital and third-party demand for our technology, we may also enter into technology licenses on an opportunistic basis.

We have entered into a joint venture agreement with Mitsui for our facility in Sarnia, Ontario, which has a nameplate capacity of 30,000 MT of bio-succinic acid per year. We started commercial scale production at our Sarnia facility in October 2015 and ramp-up to full production capacity is expected by 2018.

We are committed to managing our economic, social, environmental and ethical performance through sustainable business practices. We have completed a life cycle analysis for our facility in Sarnia, Ontario that indicates that no net carbon dioxide equivalent (greenhouse gases) is emitted per kilogram of our bio-succinic acid produced, making our process carbon neutral. This is significantly less carbon emission intensive than the current petrochemical process for making succinic acid, in which 7.1 kilograms of carbon dioxide equivalent are emitted per kilogram of succinic acid produced. This represents a 100% reduction in greenhouse gases for our bio-succinic acid process, relative to the current petrochemical process for making succinic acid. The life cycle analysis also indicates that our facility in Sarnia consumes 64% less energy than the current petrochemical process.

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

The global chemical industry is a $2.5 trillion market, according to a 2015 report by Roland Berger. Chemicals are utilized in a broad range of end-use markets, including heavy industry, mining, construction, consumer goods, textiles and healthcare. While there is significant ongoing process innovation and technological development in the broader chemicals industry, producers are still heavily reliant on petroleum-derived feedstocks.

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

•

Hydrocarbon Feedstock Price Volatility. Crude oil prices have experienced significant price volatility over time. For example, during the last five years, the market price per barrel of West Texas Intermediate crude oil ranged from a low of $26.21 to a high of $112.93 and was $52.63 on January 31, 2017. As a result, we believe chemical companies are looking for more stable solutions.

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

•

Reduced Supply of C4 Chemicals. In certain geographies including North America, there has been a shift away from naphtha cracking to natural gas liquid cracking as a means of producing ethylene. As such, there is significantly less crude C4 fraction produced, which is a principal source of supply for C4 chemicals. Consequently, the shift to natural gas cracking has led to a drop in the supply of crude C4, a primary feedstock for C4 chemicals. This has led to increased volatility in the prices of C4 derived chemicals, including butadiene, maleic anhydride and BDO.  While the significant reduction in global oil prices over the past two years has led to an increase in naphtha cracking in Europe and, to a lesser extent, the United States, which moderately reversed the shift from naphtha cracking in favor of natural gas cracking. We believe this reversal is temporary and will continue only for as long as oil prices remain low. As oil price increase, naphta cracking, which is oil based, will become less competitive with natural gas cracking.

•

Increasing Governmental Regulation. Increasing government regulation and climate change initiatives are driving up the cost of using high carbon emitting processes, such as chemical production via petrochemicals. The third phase of the European Union’s Emission Trading System when implemented is expected to more broadly cover petrochemical production activities, potentially increasing costs at European petrochemical plants. In addition to regulation of carbon emitting processes, the use of petrochemicals in certain products, such as plasticizers containing phthalates, are subject to increasing regulatory pressure. In addition, several countries are implementing or reviewing a price on carbon emissions, either through taxation, cap and trade systems or other means.  We anticipate that production processes that emit greenhouse gases will be subjected to additional operating costs over time due to new regulations.

•

Customer Demand for Renewable and Sustainable Products. Consumers are increasingly seeking renewable alternatives to products when available. As consumers become more aware of the environmental footprint of petroleum-derived products, they may shy away from less sustainable products in favor of readily available, renewable non-petrochemical based alternatives, especially if these products are priced competitively. We believe that there is demand among certain players in the chemical value chain for more sustainable alternatives in order to differentiate themselves from their competitors.

Biochemical Alternatives

We believe there is significant and growing demand for a low-cost and sustainable alternative to using petroleum for chemical production. We have developed a biochemical process to address this demand, using a yeast that can convert sugars derived from renewable feedstocks into bio-succinic acid.  Our bio-succinic acid is a biologically produced, chemically identical replacement for petroleum-derived succinic acid that can also substitute other petrochemicals such as maleic anhydride, isophthalic acid and adipic acid in certain applications. Target end-uses for bio-succinic acid include plasticizers, polyurethanes, personal care products, resins and coatings, de-icing solutions, lubricants, PET resins and food additives.

Bio-succinic acid is often referred to as a “building block” chemical because it can also be converted into other families of chemicals that are then used in the production of a wide array of consumer end-products.

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

We believe that as manufacturers of bio-based chemicals produce at reduced costs compared to their petrochemical equivalents, the market for bio-based chemicals will grow rapidly.   Until now, the high cost of producing succinic acid from petroleum feedstock has limited its use. We believe there is a significant opportunity for bio-based chemical manufacturers who can reliably deliver high quality product at scale, with the required specifications of potential customers and at a competitive cost.

Our Strengths

Our business benefits from a number of competitive strengths, including:

Proprietary Technology Platform that Addresses a Large Market Opportunity

Our proprietary technology platform integrates industrial biotechnology and chemical catalysis to produce bio-based chemicals as cost-competitive, chemically identical replacements for petroleum-derived equivalents. We own or have exclusive rights to specific microorganisms, chemical catalysis technology and a scalable and flexible purification process that, when combined and optimized, convert renewable feedstocks into platform chemicals. We believe the strength of our platform, our intellectual property portfolio and our licensing agreements with Cargill and Davy will allow us to extend our chemical production beyond our current product, bio-succinic acid, to large existing markets including BDO and THF. We believe our bio-based chemicals can serve as “drop-in” replacements for existing petroleum-based chemicals in these markets. Together, these chemicals address what we believe to be an approximately $8 billion market opportunity.

Selling Commercial Product Today

We are the largest company selling bio-succinic acid at commercial scale. Our customers utilize our product as a cost-competitive, sustainable alternative to petroleum-based specialty chemicals in polymers, food additives and flavorings, bath salts, polyurethanes, pharmaceutical and other applications. Our ability to supply large scale quantities of bio-succinic acid at a competitive price is intended to enable our customers to develop new applications and initiate commercialization of their products.

Cost-Competitive Economics

Our experience operating the large-scale demonstration facility in Pomacle, France for five years prior to commencing operations in our Sarnia plant helped us to refine our process to make bio-succinic acid cost-competitive without subsidies. We expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30.00 per barrel, based on management’s estimate of production costs at full capacity at our facility in Sarnia, Ontario and an assumed corn price of $4.00 per bushel. Since commencing operations at our Sarnia facility, we have observed that our fermentations consistently achieved our targeted yield, productivity and volume targets. Our fermenters are greater than one million liters in size.

Limited Exposure to the Availability and Price of Sugar

Our process requires less sugar than other renewable products. We require approximately 50% less sugar to produce a pound of bio-succinic acid than is needed to produce a pound of ethanol (0.15 gallons), and even less sugar than is needed to produce a pound of several other bio-based chemicals. This makes our process less vulnerable to price increases in sugar, relative to other bio-based processes. This efficient use of sugar translates into reduced consumption.  At full capacity, our Sarnia facility will require less than 0.4 % of the annual North American production of sugar from corn dextrose and high fructose corn syrup. Given this modest demand and our ability to source sugar from a variety of sources, rapid growth in our production capacity would not likely have a material impact on the sugar markets from which we plan to source.

Global Manufacturing Expansion Plan

Our Sarnia facility has a nameplate capacity of 30,000 MT of succinic acid per year and has been in operation since October 2015.   We plan to build a second manufacturing facility in North America, either in the state of Louisiana or on another site in Sarnia, Ontario.  This second facility would have the fermentation capacity required to produce 200,000 MT of bio-succinic acid annually at full capacity.  A majority of this succinic acid would be further converted into BDO and THF using technology licensed from Davy. We have designed a plant that would have the capacity to produce 60,000 MT of bio-succinic acid, 70,000 MT of BDO and 24,000 MT of THF annually.  Our goal is to have this second plant in operation by 2020.

In December 2016 we signed a non-binding letter of intent with South Korean-based CJ CheilJedang Corporation, or CJCJ.   Under the terms of the agreement, we plan to establish a joint venture with CJCJ in China to produce up to 36,000 MT of bio-succinic acid annually and sell the output in Asia.  The goal is to competitively produce bio-succinic acid in China to quickly penetrate the world’s largest succinic acid market.  CJCJ would incur all capital costs required to retrofit their fermentation facility, including the capital needed during commissioning and startup, and production would begin in the first quarter of 2018. CJCJ would own 65% of the joint venture and we would own 35%.  We would also receive a license fee for the use of our technology.

Our goal is to use the free cash flows from these first three facilities to finance the construction and operation of additional plants in the future.  We may also license out our technology opportunistically to companies that would have internal use for the technology, or that are located in jurisdictions where we could not easily build and operate our own plants.

Experienced Management Team with Strong Track Record

Our management team consists of experienced professionals, possessing extensive experience in scaling up, manufacturing and commercializing chemicals and bio-based products, gained at both large companies and entrepreneurial start-ups. Members of our senior management team and Board have worked at companies including Abengoa, Ajinomoto, Cargill, Chemetall, DuPont, Dow, Eastman Chemical, Genencor, Invista and Tate & Lyle.

Our Strategy

Our goal is to be a leading provider of renewable chemicals by replacing petroleum-based chemicals with our bio-based alternatives.  We plan to achieve this goal by pursuing four key strategies.

Rapidly Expand Our Global Manufacturing Capacity

We started commercial operations in the fourth quarter of 2015 at our first commercial facility in Sarnia, Ontario in cooperation with Mitsui. We plan to construct additional large-scale bio-based succinic acid facilities in multiple geographic regions employing a standardized design that facilitates expedient and capital-efficient growth. We expect to benefit from incremental cost reductions and further technological and engineering improvements at each additional facility. To further streamline production and reduce costs, we plan to integrate production and locate these facilities in proximity to required infrastructure and feedstock. We intend to retain operational control and a majority interest in these facilities and leverage new partnerships to obtain capital, construct the facilities, secure feedstock, sell future output and assist with manufacturing and market access.

Target the Large and Established Markets for BDO and THF

We intend to leverage our ability to produce high quality bio-succinic at low cost, by converting it into BDO and THF, which are used in the production of polyesters, plastics, spandex and other products. We have licensed technology from Davy, which we believe will enable us to produce BDO and THF at a cost that is competitive with alternative processes, at equivalent purity.  We have announced our intention to build a second facility in North America that will have the capacity to produce 70,000 MT per year of BDO and 24,000 MT per year of THF. We have entered into a 15 year offtake contract with Vinmar in which they will guarantee 100% offtake of the BDO and THF produced in this planned facility. We expect to benefit from Vinmar’s global logistics expertise, its past experience selling large volumes of BDO and THF from a Saudi Arabia production facility, and its experience executing large chemical projects. Vinmar also plans to invest alongside us in the facility.

Expand the Market for Succinic Acid

We plan to continue to work with independent labs, industry leaders and customers to test the use of our bio-succinic acid in new and emerging applications.  This work will involve new products made with bio-succinic acid, as well as the substitution of conventional petro-chemicals with renewable succinic acid in existing products.  We intend to continue to generate data that demonstrates value in use, including performance or economic benefits, along with the greater sustainability that our bio-based succinic acid offers compared to that derived from petroleum.   We also plan to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to target the production of derivatives including salts, esters, polyols and plasticizers.

Continue to Reduce the Cost of Our Products

Our goal is to be the lowest cost producer of the chemicals we manufacture. Our bio-succinic acid production process has high yields and benefits from our proprietary low pH yeast and our simplified purification process.  We plan to continue to carefully invest in research and development and process engineering to further improve our technology platform’s yield, productivity, energy consumption and purification recovery, in an effort to further reduce our operating costs and the capital intensity of future plants. We have also implemented an operational excellence program in our Sarnia facility that aims to continuously improve the efficiency of our plant operations.

Our Products

Bio-Succinic Acid

We chose to develop bio-succinic acid as our first product because it is a platform chemical that can be used in a broad range of markets, from high value niche applications such as personal care products and food additives, to large volume applications such as bioplastics, plasticizers, polyurethanes, resins and coatings. Bio-succinic acid is also unique in terms of the limited quantity of sugar that is needed for its production. In 2004, the DOE published a report on “Top Value-Added Chemicals from Biomass”, identifying the top opportunities for the production of chemicals from biomass. The study prioritized twelve chemicals, from a group of over 300 possible building blocks that could be most effectively manufactured from sugars. Bio-succinic acid was recognized as one of the renewable building block chemicals with the greatest technical feasibility and commercial potential.

We have identified four main market opportunities for our bio-succinic acid platform:

•	Replacing petroleum-based succinic acid in applications where it is currently in use, such as food additives and fine chemicals.
•	Replacing other petroleum-based organic acids, such as adipic acid in polyurethanes and plasticizers, or isophthalic acid in PET resins and unsaturated polyester resins.
•	Expanding into new uses for succinic acid, such as phthalate-free plasticizers, silicone replacements and bioplastics such as PBS.
•	Converting bio-succinic acid into BDO and THF, which are large volume, existing markets readily accessible to our “drop-in” bio-based alternatives.

Historically, the high cost of producing succinic acid from petroleum feedstock limited its use to a narrow range of specialty applications such as pharmaceuticals and food ingredients. A study published in August 2012 by Roland Berger estimated the market for petroleum-based succinic acid at approximately 51,000 MT per year. Roland Berger projected that the succinic acid market will grow at a compounded annual growth rate of between 25% and 30% through 2020.

We are currently marketing our bio-succinic acid in several markets, using technical data to demonstrate value in use:

•

Polyurethanes. Adipic acid is currently used in polyester polyols, which are used to make polyurethanes. Polyurethanes are used in, among other things, soles for footwear, molded foams for automotive applications like car seats and arm rests, artificial leathers and non-foam applications such as coatings, adhesives and sealants. Bio-succinic acid can be used to replace adipic acid in some segments of this market, and it is currently the only renewable alternative to adipic acid for the production of polyurethanes.  Suppliers of polyester polyols are actively looking for bio-based, cost-effective substitutes for adipic acid to improve the environmental profile, derive differentiated performance attributes, or reduce the cost of their products.

•

Resins and Coatings. Bio-succinic acid can be used to replace other organic acids in polyester coating resins, unsaturated polyester resins, or UPR, and polyester polyols used in urethane surface coatings. Bio-succinic acid can offer differentiated performance in some applications, as well as environmental advantages and cost-effectiveness.

•

Food Additives. Succinic acid is currently used for its multiple functions in food applications; as an acidulant, to increase the tartness or acidity of food, as a pH regulator for food ingredients, and as a flavoring agent. The unique ‘umami’ flavor of succinic acid gives a salty, soy-like taste to food and is used in the production of soy sauce, miso, sake and synthetic liquors in Asia. Outside of Asia, succinic acid is used in the baking industry. Succinic acid can also be used to replace malic acid, which provides a bitter salty taste similar to succinic acid, and adipic acid that is used as a flavor in fruit drinks and as a gelling aid for gelatin desserts.

•

Lubricants and Corrosion Inhibitors. Adipate esters are widely used in the lubricants market as base oils or as additives to form industrial lubricants and metal-working fluids. Bio-succinic acid is capable of replacing adipate esters and producing sustainable succinate esters that meet the demand for more environmentally friendly, non-toxic lubricants.  Our bio-succinate esters also perform well in terms of improved flowability in cold temperatures and better prevention of oxidation, rust and corrosion.

•

Fine Chemicals. Succinic acid is used today in a variety of high value added applications including dyes, inks and toners. Succinic acid is also used in pharmaceutical applications. Derivatives of succinic acid such as succinimides can provide multiple functions in pharma applications, such as a pH buffer, an antibacterial or chelating agent, a coatings/sizing agent, or as a stabilizer for other ingredients.

•

De-icing Solutions. Chlorides are the most commonly used de-icer for roadways. Potassium salts are typical non-chloride de-icers used for roadways as well as airport runways and other surfaces. We have developed a patented bio-succinic acid-based de-icer formulation for use on airport runways. Our bio-based product is significantly less corrosive than potassium acetate and potassium formate. Bio-succinic acid based products can also be used as wetting agents for chlorides in the larger roadway market, which can in turn reduce the corrosiveness of the chlorides applied to surfaces.

•

Personal Care Products. Our focus in the personal care market has been the use of esters of bio-succinic acid as natural emollients and surfactants. Emollients are used in lotions, liquid soaps and cleansers to improve and moisturize skin, while surfactants are used in soaps, body washes and shampoos to allow easier spreading. We believe there is a significant opportunity for bio-based alternatives as consumers are increasingly demanding renewable products and ingredients in the personal care products they use including the replacement of silicone based ingredients in shampoos and other products.

•

Co-monomer in PET resins.  Isophthalic acid is used as a co-monomer in the production of PET resin, which is then used to produce carbonated soft drink and water bottles, and various packaging. Isophthalic acid is added to PET resin to improve crystallinity (approximately 3% by weight).  Bio-succinic acid has been shown to provide the same benefits as isophthalic acid, without negatively impacting the PET resin, while offering a significant cost savings and greater renewable content.

•

Polybutylene Succinate (PBS). PBS is a biodegradable polymer made by reacting succinic acid with BDO. The market for this biopolymer is currently limited by capacity and price, and the fact that it has traditionally been made with petroleum-derived succinic acid and BDO. Applications range from single use in food service ware, including cutlery, cups and lids, agricultural mulching film and compostable bags. Our bio-succinic acid enables PBS to be lower cost and partially renewable, and upon commercialization, we expect our BDO will enable PBS to be 100% bio-based.

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

We estimate the global addressable market for these various uses of bio-succinic acid is in excess of $2 billion.

Bio-based 1,4 Butanediol (BDO)

Succinic acid can be used to produce BDO.  The major uses of BDO are in the production of polyurethanes and PBT.  PBT is an engineering-grade thermoplastic that combines excellent mechanical and electrical properties with robust chemical resistance. The automotive and electronics industries heavily rely on PBT to produce connectors, insulators, wheel covers, gearshift knobs and reinforcing beams. We believe there is growing interest in the automotive industry to produce PBT and blends that are partially bio-based to enable automobile manufacturers to meet their sustainability goals. Based on information obtained from ICIS Chemical Business Magazine (August 27 – September 9, 2012), the global BDO market is estimated to be approximately $4 billion.

Tetrahydrofuran (THF)

Succinic acid can also be used to produce THF.  THF is used to produce spandex fibers and other performance polymers, resins, solvents and printing inks for plastics.  There is also growing demand in the apparel industry for renewable, bio-based spandex.  Based on information obtained from CEH Marketing Research Reports on Tetrahydrofuran published in October 2010 and March 2013, respectively, we estimate the global THF market to be approximately $2 billion.

Our Technology

Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into chemicals that are cost-competitive replacements for petroleum-derived chemicals. We have distinct technologies:

•	the production of succinic acid through fermentation; and
•	the conversion of succinic acid into BDO and THF by catalyst assisted hydrogenation.

Succinic Acid Production

Our process is based on the fermentation of sugar using a proprietary yeast organism to produce bio-succinic acid. Following separation and purification, bio-succinic acid, in its finished form, is a white crystal that physically resembles table salt.

In 2010 we signed a license with Cargill granting us exclusive rights to their yeast platform for the production of bio-succinic acid that could offer lower capital costs and lower operating costs. Cargill had developed a proprietary yeast host that is very robust and capable of thriving in harsh fermentation conditions, including high tolerance to organic acids such as succinic acid, high tolerance to low pH, physical robustness to heat, agitation and processing, high glycolytic rates and the ability to grow in a simple medium with inexpensive nutrients. Cargill has a patent portfolio to protect its yeast platform.

Our yeast produces succinic acid at a very low pH, so that there is no base added during the fermentation. This results in reduced energy consumption and a simplified purification process. Our yeast also gives us the ability to use larger, less complex fermenters relative to a bacteria, leading to lower capital intensity and operating costs.  Our Sarnia plant operates with our yeast. Since we began operations in the Sarnia facility in the fall of 2015, we have consistently achieved our performance targets with respect to our yeast’s yield on sugar, productivity and production quantity.  We are continuing to improve our yeast to further enhance its performance, thereby further reducing the cost of production and the capital intensity of future plants.

1,4-BDO / THF Production

We plan to utilize catalyst technology licensed from Davy to transform our bio-succinic acid into BDO and THF. The process involves passing the methyl ester form of our bio-succinic acid and hydrogen gas into a fixed bed reactor over a heterogeneous catalyst, converting the bio-succinic acid into a mixture of BDO and THF.  These outputs are then distilled to separate, purify and recover the high quality BDO, and THF. Our bio-succinic acid has been tested and validated in Davy’s pilot plant to assure performance and quality, and the Davy license provides performance guarantees for process economics (yields, catalyst and utility consumption, recovery of final product) and final product quality.

Technology Partnerships

We have developed our technology platform through open innovation—using partnerships and licenses to access the best available technologies, facilities and know-how. We have complemented these third party contributions with in-house development efforts, integrating the whole into a competitive platform. The use of open innovation has reduced the capital and operating costs of development and accelerated our development efforts.

Cargill

In April 2010, we entered into a commercial license agreement with Cargill pursuant to which Cargill granted us an exclusive, worldwide, royalty bearing license. We agreed to pay Cargill a royalty based on net sales of our products, but in no event less than a minimum annual royalty payment if we wish to maintain our exclusive license. If royalties based on net sales are below the minimum annual royalty payment, we can elect to pay the difference. If we elect not to pay the difference in any one year, Cargill may transform the exclusive license granted to us under the agreement to a non-exclusive, worldwide license. This is a long-term agreement that renews automatically.

In May 2012, we secured an exclusive, worldwide, royalty-bearing license from Cargill to use certain patents that cover Cargill’s yeast for the production of adipic acid. In addition to the license, we were granted the option to further develop Cargill’s yeast so that it can consume ligno-cellulosic and non-food feedstocks to produce bio-succinic acid or bio-adipic acid.

      Johnson Matthey Davy Technologies

In December 2014, we entered into a license agreement with Davy. We intend to use the technology licensed from Davy in our second North American facility, which would use bio-succinic acid as the feedstock to produce 70,000 MT of BDO and 24,000 MT of THF. We also secured the right to license the Davy technology for two additional BDO/THF plants. We also entered into an engineering agreement with Davy in relation with the license agreement, under which Davy provided a complete basic engineering package for converting bio-succinic acid to BDO and THF, along with the provision to supply certain pieces of equipment and the catalysts needed to operate the plant.  Davy will also provide on-site construction and commissioning support, and performance guarantees for the subsequent operation of the plant as part of its technology license to us.

National Research Council of Canada

We have partnered with the National Research Council of Canada, the Government of Canada’s premier organization for research and development, and with the INRS, a Canadian university dedicated to fundamental and applied research, to develop an organism that can consume methanol or methane for the production of bio-succinic acid. We began this work in November 2012.  The work led to the production of one PCT and one US patent application. We proved that we can engineer a specific microorganism to produce bio-based succinic acid using biogas or methane but more research will be required to design a cost-effective process.

Intellectual Property

Our success depends in part upon our ability to obtain and maintain protection for our proprietary technologies and to operate without infringing the intellectual property rights of others. We primarily protect our intellectual property in Canada, the United States, Europe and certain other jurisdictions through a combination of (i) patents and patent applications for our inventions; (ii) trademark protection on our product names; and (iii) trade secret protection where we deem appropriate. We also seek to ensure a competitive position through several partnerships, joint development and joint venture agreements.

We own or have rights in patents and patent applications directed to various aspects of our business. Our licensing agreement with Cargill gives us access to four existing patent families covering topics such as methods and materials for the production of organic products including organic acids using genetically-modified yeast species to fermentation process optimization. Patents resulting from these four patent families are scheduled to expire from 2019 to 2026.  Our collaboration with Cargill has also generated three international patent applications licensed to us or owned by us that are directed to the production of succinic acid.  Patents, if granted on these patent applications, would expire in 2031 to 2033.

With regard to the purification of bio-succinic acid and other dicarboxylic acids produced by fermentation, we own three U.S. patents, nine granted patents in Europe and other countries directed to processes for producing succinic acid, adipic acid, and other di-carboxylic acids, or their ammonium salt forms from fermentation broths.  These patents are set to expire in 2031 onwards. For BDO and THF production, we entered into a technology license with Davy.  This licensing package will enable us to construct and operate a facility that can produce 70,000 MT of BDO and 24,000 MT of THF annually. We have also secured the right to license that same technology for two additional BDO/THF plants.

For the conversion of bio-succinic acid to BDO, we also own patents and patent applications in various countries including U.S., Europe and Canada.  These patents and patent applications are directed to the conversion of bio-succinic acid to BDO.  These patents and applications are scheduled to expire in 2031. In addition, we own an international patent application, U.S. patent applications and corresponding patent applications in Europe, Canada and other countries that are directed to the conversion of bio-succinic acid into other compounds including diaminobutane, succinic dinitrile, succinamide and pyrrolidones. If granted, these patents would expire in 2031. We also own or have rights in patents and patent applications directed to the use of succinic acid and succinic acid salts.  For example, we own a U.S. patent and a Canadian patent directed to de-icing compositions. These de-icing patents are scheduled to expire in 2029.

We have negotiated standstill and non-assertion agreements with two companies, Reverdia and Mitsubishi Chemical, or MCC, whereby these companies have agreed not to claim any patent infringement against our succinic acid technology in return for a running royalty on our bio-succinic acid sales.  These agreements are not an admission of infringement on our part, and they do not give us the right to practice these companies’ technologies.  We entered into these agreements in furtherance of our strategy to seek full freedom-to-operate in the production of bio-succinic acid.

We have sought protection for the BioAmber logo and composite trademark (name & logo) in association with chemicals used for industrial purposes, namely, organic acids, di-functional alkanes, organic salts and derivatives. We have sought protection in the United States, China, Japan, South Korea, European Union, Switzerland, India, Mexico, Turkey, Canada, Thailand, Taiwan and Brazil.

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

Our Feedstock Strategy

Our yeast can use a range of renewable feedstocks as a source of fermentable “sugars”, including glucose (also called dextrose) from corn, wheat, tapioca and other starch and cellulose sources, sucrose (also called sugar) from cane, beets or sorghum and biomass sugars containing significant quantities of glucose, derived from agricultural and forestry waste. Given the relatively small quantity of fermentable sugars that we require to produce bio-succinic acid, we have initially sourced commercially available dextrose syrup for our facility in Sarnia, which we believe to be the most cost competitive source of fermentable sugars today in North America. We have entered into a multi-year glucose supply agreement with a leading producer that operates several glucose production plants in North America. As biomass sugar technologies mature and become commercially available at competitive prices, our plan is to also source them for the production of our chemicals (feedstock hedging and diversification).

We expect to sign shortly a supply agreement with Comet, a Canadian based company producing biomass sugars. The supply agreement provides us with high-purity glucose that would be produced in Comet’s planned commercial facility in Sarnia, Ontario. The glucose would be produced from agricultural residues using Comet’s innovative extraction technology.  The agreement also requires Comet to supply glucose to our future manufacturing facilities and provides us with certain exclusive rights in the fields of succinic acid, BDO and THF.  We also made a small equity investment in the amount of $412,434 (CAD$500,000) in Comet, and our former CEO, Jean-Francois Huc, is a member of Comet’s board of directors.  We had tested several biomass sugars and we believe that today, Comet offers glucose that is on par with corn dextrose in term of quality. Comet had proven this by operating a large demonstration plant in Italy.  We recognize the growing need to focus the food chain on human nutrition, and to use sustainable, non-food, sources of biomass to produce chemicals and materials. As such, we plan to move to biomass derived sugars as they become commercially available and economically viable. We are pursuing three strategies to achieve this goal: (i) assist Comet with its scale up and source the sugars they eventually produce for bio-succinic acid production in our Sarnia facility; (ii) license Cargill’s lignocellulosic technology and incorporate it into our yeast, so that the yeast can consume C5 sugars derived from lignocellulose; and (iii) develop a next-generation organism that can consume methanol or methane as the source of carbon to produce succinic acid. This would allow us to use alternative feedstock such as syngas.

Our Approach to Sustainability

We are committed to managing our economic, social, environmental and ethical performance through sustainable business practices. We have completed a life cycle analysis for our facility in Sarnia that indicates that no net carbon dioxide equivalent (greenhouse gases) is emitted per kilogram of our bio-succinic acid produced, making our process carbon neutral. This is significantly less carbon emission intensive than the current petrochemical process for making succinic acid, in which 7.1 kilograms of carbon dioxide equivalent are emitted per kilogram of succinic acid produced. This represents a 100% reduction in greenhouse gases for our bio-succinic acid process, relative to the current petrochemical process for making succinic acid. The life cycle analysis also indicates that our facility in Sarnia consumes 64% less energy than the current petrochemical process.

Manufacturing Operations

Sarnia, Ontario

Our facility in Sarnia, Ontario is on a land that we own and is located within a bio-industrial park. The site is co-located in a large petrochemical hub with existing infrastructure that facilitates access to utilities and certain raw materials and finished product shipment, including steam, electricity, cooling water and water treatment. The facility has a nameplate capacity of 30,000 MT of bio-succinic acid per year and we started commercial scale production in October 2015. We anticipate that this facility will have ramped up to full capacity by 2018.

(front view of the Sarnia facility)

The plant has received ISO 9001 (for its quality management system), ISO 14001 (for its environmental management system), OHSAS 18001 (for its health and safety management system) and FSSC 22000 certification (for its food safety management system).  These certifications were granted by accredited certification bodies following audits of the Sarnia plant in the fourth quarter of 2015 and were renewed in 2016

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build and operate our facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. In 2016, Mitsui agreed to provide BioAmber Sarnia with an additional capital contribution of CAD$25 million, which increased Mitsui’s aggregate capital contribution to CAD$66.1 million and share ownership to 40%. We have retained effective operational control of BioAmber Sarnia.

(Side view of the Sarnia Facility)

Additional Planned Manufacturing Facilities

We plan to build a second integrated manufacturing facility that will produce approximately 200,000 MT per year of bio-succinic acid and then transform a majority of the bio-succinic acid into 70,000 MT per year of BDO and 24,000 MT per year of THF, along with 60,000 MT per year of crystalline succinic acid. We have signed a 15 year offtake agreement with Vinmar for 100% of the BDO and THF output.  On December 22, 2016, we entered into an amendment to this offtake agreement with Vinmar for BDO and THF which extended the deadline for achieving the financial close to December 31, 2018.  We have also signed an offtake agreement with Vinmar for a portion of the bio-based succinic acid production.  The annual volume of the offtake agreement will be agreed between the parties prior to the financial close of the plant.  Vinmar plans to take a 10% equity stake in the plant. We are actively seeking other minority equity partners for this facility, as well as government support in the form of low interest loans or loan guarantees.  On December 22, 2016, we entered into an amendment to this offtake agreement for bio-succinic acid, which terminated the portion of the offtake agreement related to our Sarnia facility in connection with entering into our non-binding letter of intent with CJCJ, pursuant to which such termination is a requirement of the definitive agreements contemplated by the non-binding letter of intent. In addition, our joint venture partner Mitsui has taken a more active role in the commercialization of bio-succinic acid in Asia following the amendment of our joint venture agreement with Mitsui in the spring of 2016. Mitsui has informed us, and we believe, that the continuation of the Vinmar arrangement has resulted in channel conflict and presented difficulty for Mitsui to develop the market for bio-succinic acid in Asia in parallel with Vinmar’s efforts. We believe that such channel conflict would be exacerbated as CJCJ begins to sell bio-succinic acid in China and Korea as part of its pre-marketing efforts for our proposed China joint venture.  In our original agreement, the second and third bio-succinic acid plants had December 31, 2016 and December 31, 2019 deadlines respectively for achieving a financial close. The amendment extended the deadlines for achieving the financial close of the second and third plants to December 31, 2018 and December 31, 2020, respectively. The amendment also removed the predefined production volume and offtake for the second and third bio-succinic acid plants. Vinmar and BioAmber must now agree to the bio-succinic acid capacity and offtake volume of plants two and three, taking into account global supply and demand dynamics. The failure of the parties to agree would allow either party to terminate the portion of the offtake agreement related to the plant in question.

Based on current estimates and assumptions, we expect this second North American manufacturing facility to have construction costs of approximately $500 million, and the plant would be in operation by 2020 assuming we achieve a financial close in late 2017.  We are seeking to finance 70% of the capital cost through project level debt.   In the fall of 2016 we announced an important milestone in our application for a $360 million loan guarantee from the U.S. DOE.  The U.S. DOE’s Loan Program Office (LPO) administers a four phase process under the Title XVII Innovative Clean Energy Projects loan guarantee program.  This program finances innovative renewable energy and efficient energy projects.   We had successfully completed the first two phases of the process and were selected for the next phase in which we have engaged the LPO in the negotiation of terms and conditions of the potential loan guarantee, and we have been working with the LPO to validate the engineering, environmental, market and financial information that we had submitted in the previous phases.  We have also been engaged with Canadian federal and provincial agencies in a similar process to secure low interest loans to build the plant in Sarnia Ontario, rather than the U.S.

We have also signed a non-binding letter of intent with CJCJ.   Under the terms of the agreement, we plan to establish a joint venture with CJCJ in China to produce up to 36,000 MT of bio-succinic acid annually and sell the output in Asia.  CJCJ would incur all capital costs required to retrofit an existing fermentation facility in China, including the capital needed during commissioning and startup, and production would begin in the first quarter of 2018.   CJCJ would own 65% of the joint venture and we would own 35%.  Based on our current estimate and assumption, we expect that this joint venture will allow us to rapidly and effectively penetrate the Chinese market for succinic acid.

Research and Development

As of December 31, 2016, our research and development department activities funded an internal team of 30 scientists and engineers that were employed by us. We also work with partners, including Cargill, to accelerate time to market and leverage existing know-how and infrastructure. Our technology development was initially focused on capabilities in fermentation engineering, analytical chemistry and molecular biology.

Our net research and development expenditures were approximately $7.2 million, $20.3 million and $15.1 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

We compete with petro-based succinic acid manufactured by established companies, including Kawasaki Kasei, Nippon Shokubai, and numerous Chinese producers including Anqing Hexing Chemical Co. Ltd., and Anhui Sunsing Chemicals Co., Ltd.  In addition, we compete against other companies producing bio-based succinic acid, though these companies operate demonstration scale plants that are smaller than our Sarnia facility. These competitors are PTT Global Chemical, owner of Myriant Corporation, Reverdia, a collaborative venture between DSM and Roquette Frères S.A., and Succinity, a collaborative venture between BASF and Corbion.

We believe that the primary competitive drivers include:

•	the ability to use yeast as opposed to a bacterium in the production of bio-succinic acid;
•	technology performance, including overall yields and fermentation productivity relative to our bio-based competitors;
•	price and production costs relative to both bio-based and petroleum-derived suppliers of our products;
•	capital requirements and access to capital, particularly in relation to our bio-based competitors;
•	feedstock (sugar) flexibility;
•	location and size of production facilities, which dictate raw material and utility prices and the economies of scale that can be achieved for capital expenditures, labor and maintenance;
•	the ability to rapidly scale-up production to large scale, produce meaningful volumes and offer customers reliable supply in qualified facilities; and
•	the purity and quality of our products.

We believe we compete favorably with respect to all of these drivers. With our yeast and our simple purification process, we are confident that we are a cost competitive producer of high quality bio-succinic acid relative to both our bio-based competitors and existing petroleum producers. In addition to our technology advantage, we believe the size of our Sarnia plant also provides a cost advantage in terms of depreciation and fixed operating costs, given that our bio-succinic competitors operate plants that are less than half our annual capacity, and in the case of DSM-Roquette and Purac-BASF, one third the size of Sarnia. The location of our plant also provides us with lower cost sugars and energy than in Southern Europe, where the DSM-Roquette (Italy) and Purac-BASF (Spain) plants are located.

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

With respect to our BDO/THF, we believe we will be cost competitive with petroleum derived processes.  We calculate that our technology to produce BDO will require approximately 20% less capital than the n-butane-based process.   Given the competitive cost structure of our bio-succinic acid, which will serve as the starting material for the production of BDO/THF in our integrated production plants, we project that our full cost for BDO and THF will be situated in the bottom third of the cost stack for existing worldwide capacity.

We also believe that we will be cost competitive with other bio-based routes to BDO due to the high yield on sugar that we gain from converting sugar to succinic acid. Our integrated process involves two steps: fermentation of sugar to produce succinic acid, followed by the catalytic conversion of succinic acid to BDO, as opposed to a single step production that other companies, such as Genomatica, achieve by directly fermenting sugar to BDO. However, sugar is a significant component of variable cost in both processes, and the theoretical yield for the Genomatica one-step process requires roughly 50% more sugar than the theoretical yield of our two-step process. The term “theoretical sugar yield” with respect to these processes refers to the quantity of sugar obtained from the complete conversion of a feedstock in a chemical reaction under ideal conditions with perfect efficiency. Real-life processes inevitably incur processing losses and produce small quantities of by-products that reduce the overall yield on sugar, so that the actual yields are inferior to theoretical yields. Because there is approximately 24% weight loss during the conversion of bio-succinic acid to BDO due to the production of water, the theoretical sugar yield for BDO production is 85%, which is approximately 50% higher than the theoretical sugar yield for direct fermentation to BDO.

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

In Canada, similar regulatory programs exist under the Canadian Environmental Protection Act (CEPA 1999). In particular, a regulatory program similar to TSCA requires that Environment Canada approve the manufacture of any chemical not already included on the Domestic Substances List (DSL). We obtained the approval from Environment Canada with respect to the use of our yeast in 2013. If Environment Canada were to require any of our future products to undergo extensive testing, which we currently do not anticipate, securing approval to manufacture such products would potentially be subject to significant delays or costs. In the European Union, we are subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). Under REACH, we are required to register our products with the European Commission. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union. BioAmber’s bio-based succinic acid has been approved under REACH.

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

The construction and operation of our production plants require obtaining permits and other approvals in various jurisdictions. For example, the production plant in Sarnia, Ontario, Canada required Certificates of Approval from the Ministry of Environment, an

Environmental Assessment under the Canadian Environmental Assessment Act, approval of the organism under the Canadian Environmental Protection Act (CEPA 1999) and planning, construction, building, occupancy and fire permits from the City of Sarnia. Similar requirements are anticipated to apply in other countries where production plants are or may be planned. As a condition to granting the permits and other approvals, regulators could make demands that increase our construction and operating costs and result in the need to procure additional financing. Failure to obtain and comply with all applicable permits and other approvals could halt construction and subject us and our partners to future claims. We therefore cannot guarantee procurement or compliance with the terms of all permits and all other approvals needed to complete, and later continue to operate, our and our partners’ production plants. In addition to actual plant operations, liabilities could arise from investigation and clean-up of environmental contamination at our and our partners’ production plants. We and our partners may also be subject to third-party claims alleging property damage or personal injury due to the release of or exposure to hazardous substances.

In addition, new laws, new regulations, new interpretations of existing laws or regulations, future governmental enforcement of environmental laws or other developments could result in significant expenditures. For example, in 2009, the United States Environmental Protection Agency announced its “Essential Principles for Reform of Chemicals Management Legislation” and in April 2011, the Safe Chemicals Act of 2011 was introduced in the United States Congress. This bill would amend TSCA to be more like REACH and require safety testing of all industrial chemicals and could result in the need to disclose confidential business information relating to chemical safety. We are monitoring this and other legislative and regulatory developments. Any failure by us or our industry partners to comply with applicable regulatory rules and regulations could harm our reputation as well as our business, financial condition and operating results. In addition, regulatory approvals, registrations, permits, licenses, certifications and other requirements may be denied or rescinded resulting in significant delays, additional costs and abandonment of certain planned activities or require us to engage in costly and time consuming efforts to remediate. Compliance with applicable regulatory rules and regulations can be costly and time consuming.

Employees

As of December 31, 2016, we had 86 full-time employees. Of these employees, 12 were engaged in research and development and engineering, four were engaged in sales and marketing, 17 were engaged in general and administrative activities and 53 were engaged in operational activities including engineering. Seventy-one employees are based in Canada, 13 are based in the United States and the remaining two employees are located in Europe. We have never experienced any employment-related stoppages and we consider our employee relations to be good.

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

We have only been in existence since October 2008 and, therefore, we have a limited operating history upon which you can base your evaluation of our business. As a result, any assessments of our current business and predictions you make about our future success or viability may not be as accurate as they could have been if we had a longer operating history. Since our inception, we have incurred substantial net losses, including net losses of $28.4 million for the year ended December 31, 2016, $41.2 million for the year ended December 31, 2015, and $47.4 million for the year ended December 31, 2014. We expect these losses to continue. We expect to continue to incur substantial costs and expenses related to the continued development and expansion of our business, including those related to the development, continuation and operation of our additional manufacturing facilities, research, testing and development of new products and the growth of our sales and marketing efforts. We will need to generate and sustain increased revenues in future periods in order to become profitable. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

To achieve profitability, we need to execute our manufacturing expansion strategy, including the ramp up of our facility in Sarnia, Ontario.

We are currently ramping up our first facility in cooperation with Mitsui in Sarnia, Ontario. We expect this facility to be operating at full capacity by 2018. We intend to build and operate additional facilities over the next three to five years. We have limited experience in operating a commercial-scale production facility, and our technology may not perform as expected in future plants.

There is no guarantee that our Sarnia facility will produce at full capacity and even if we do meet these goals, we may encounter operational challenges for which we are unable to devise a workable solution or which may result in additional costs. To date, we have entered into agreements that contemplate, but do not obligate, us to supply approximately 23,000 MTs of bio-succinic acid and its derivatives per year until the end of 2019, and we are actively seeking to enter into additional supply agreements. Some of these supply agreements obligate our customers to exclusively fulfill their needs for bio-succinic acid from us, contingent on our ability to meet their price and other requirements; however, there are no penalties in the event they do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes they have indicated in the agreements. Without increasing our production capacity by completing future facilities, we may not be able to meet the demands of our customers and our customer relationships and commercialization growth may suffer.

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

Our operations at our Sarnia, Ontario facility may be adversely affected by changes and events, including the following:

•	loss of key talent, including technical and administrative personnel, in operating the facility;
•	failure to maintain or timely renew regulatory approvals, including environmental;
•	issues with the quality of our products produced at the facility;
•	shortages or changes in the price of equipment, materials or labor and related budget overruns;
•	adverse changes in the political and/or regulatory environment;
•	adverse weather conditions or natural disasters, accidents or other unforeseen events;
•	insufficient capital to continue operations at the facility and the inability to obtain additional financing on satisfactory terms or at all;
•	workplace health and safety issues at the facility;
•	costs associated with the external processing of our co-products;
•	issues associated with our environmental emissions, effluents, air and noise; and;
•	failure of a key piece of equipment, particularly one with long lead time delivery.

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

Having only recently completed construction of our Sarnia, Ontario facility, and we have limited experience constructing a manufacturing facility of the type and size required to produce commercial quantities of chemicals, and doing so is a complex and lengthy undertaking that requires sophisticated, multi-disciplinary planning and precise execution. The funding, construction and operation of manufacturing facilities are subject to a number of risks, any of which could prevent us from executing on our expansion strategy. In particular, the construction costs associated with future facilities may materially exceed budgeted amounts, which could adversely affect our results of operations and financial condition. For example, the total completion cost of this initial phase of our Sarnia facility was revised to approximately $141.5 million, which was above the initial estimated cost of $125.0 million (plus or minus 10%). Additionally, while the Sarnia facility could be expanded in the future beyond its initial nameplate capacity of 30,000 MTs, the likelihood, timing and size of an eventual expansion will be a function of the timing of construction of our planned second facility as we are unlikely to undertake two construction projects simultaneously.

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

The terms of our debt instruments require us to comply with various milestone covenants related to the start-up of our facility in Sarnia, Ontario. A breach of any of these covenants could result in an event of default under one or more of these debt instruments which, if not cured or waived, could give the holders of the defaulted indebtedness the right to terminate commitments to lend and cause all amounts outstanding with respect to the indebtedness to be due and payable immediately. In addition, we are party to certain agreements with governmental entities that provide grants and loans in connection with the operation of our Sarnia facility. If we fail to meet any of the covenants contained in these grant and loan agreements, we may be forced to repay grants received or the repayment of the loans may be accelerated. If we are forced to repay government grants or accelerate the repayment of government loans, our assets and cash flow may be insufficient to make such repayments or fund our manufacturing expansion strategy.

We have generated only limited sales of bio-succinic acid to date, are dependent on a limited number of customers and face challenges to developing our business.

To date, all our revenue has been derived from the sale of our bio-succinic acid through product and market development efforts related to our bio-succinic acid product, and we have not made sales of any other products. In order to generate sales of our bio-succinic acid and any future products, we must be able to achieve our production cost targets and produce sufficient quantities of our products, both of which are dependent on our ability to maintain our commercial-scale manufacturing facility and build additional manufacturing operations. If we are not successful in operating existing or constructing additional manufacturing facilities or otherwise increasing our manufacturing capacity, developing products that meet our customers’ specifications, further advancing our commercial arrangements with existing customers and gaining new customers, we will be unable to generate meaningful revenue from the sale of our products. In addition, we depend, and expect to continue to depend, on a limited number of customers for sales of our bio-succinic acid. During the year ended December 31, 2016, 71% of our sales were to one customer. During the year ended December 31, 2015, 31% of our sales were to one customer. In the future, a small number of customers may represent a significant portion of our total revenue in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period. A loss of, or any credit issues related to, any of these customers or a failure to capture additional customers could adversely affect our financial performance.

Our financial obligations are expected to continue to be substantial, and we may not obtain the additional financing we need in order to grow our business, develop or enhance our products or respond to competitive pressures. In addition, our financial obligations are expected to continue to be substantial.

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

Our ongoing operations may require us and/or our subsidiaries to raise additional funds. We may enter into agreements that may require us to expend significant financial resources during the term of such agreements. For example, we recently entered into a non-assertion agreement with Mitsubishi Chemical Corporation, pursuant to which we will be required to pay minimum annual royalties in exchange for their not asserting their patent rights. If we raise funds through the issuance of debt, the amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future indebtedness, our lenders could declare all outstanding principal and interest to be due and payable and our secured lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. In addition, if we experience production problems or delays in sales that adversely affect our ability to generate revenues, we may not be able to fund principal or interest payments under any debt that we may incur. The issuance of additional equity securities could result in dilution to our stockholders and the newly-issued securities may have rights senior to those of the holders of our common stock.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and to raise additional capital to meet our obligations.  Based on our current operating plan, we anticipate that the net proceeds from our public offerings, equity contributions from Mitsui, a combination of government grants, interest bearing and interest-free loans and our existing cash and cash equivalents, may not be sufficient to enable us to maintain our currently planned operations beyond the next 12 months. We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us.

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

We have built our business largely by forming technology partnerships and licensing and other relationships with market leaders in the industrial biotechnology and chemicals industries. For example, through an exclusive worldwide license from Cargill, we have developed a next-generation yeast microorganism. In addition, we have developed a proprietary purification process that we believe will provide a key cost differentiator to our competitors by reducing the cost profile of our products and the capital intensity of our plants. We have also entered into license agreements with Davy for the conversion of succinic acid to BDO and THF. We expect that our ability to maintain and manage these collaborations will be significant factors in the success of our business.

Also, we expect that our ability to maintain and manage partnerships for the funding, construction and operation of our manufacturing facilities will be a significant factor in the success of our business.

We entered into a joint venture agreement with Mitsui for the financing and construction of our facility in Sarnia, Ontario. We began commissioning and start-up in March 2015, achieved mechanical completion in June 2015 and started commercial scale production in October 2015. Our joint venture with Mitsui also contemplates the potential construction and operation of an additional facility, which we expect to build and commission in late 2020.  We may not be able to maintain our partnership with Mitsui if it decides to exercise certain rights granted to it in our joint venture agreement.   In the event of an occurrence of a dissolution event under the agreement prior to December 31, 2020, Mitsui has the right to sell its shares and we have the obligation to purchase those shares at 100% of the investment value. The remaining dissolution events giving Mitsui this right are: (i) cumulative losses accrued from 2016 through 2020 exceeding 75% of paid-in capital, (ii) no after-tax profit earned in any three consecutive years from 2016 onwards, and (iii) any act of insolvency, bankruptcy, or similar event. Until December 31, 2018, Mitsui in its sole discretion may sell its shares and we must purchase those shares at a discount of 50% to the cumulative investment value.  In addition, we intend to leverage Mitsui’s global sales platform for the commercialization of our products, and such commercialization efforts may be adversely affected if we are unable to maintain our relationship with Mitsui.

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

In the event one or more of our suppliers are unable to meet our supply demands, we may not be able to quickly replace them or find adequate supply from a different source. Any interruption or delay in the supply of sugars, hydrogen, steam or electricity, or our inability to obtain these raw materials and utilities from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demands of our customers and expand our operations, which would have a material adverse effect on our business, financial condition and results of operations.

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

We have significantly expanded our business since our inception and have grown to 86 full-time employees as of December 31, 2016. We currently conduct our business in several countries, including the United States, Europe and Canada, and we may continue to expand geographically in the future. We expect our growth to continue and accelerate in connection with our expansion strategy. As our operations continue to expand, we will need to continue to manage multiple locations and additional relationships with various third parties. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our anticipated growth and expanding our operations will require us to do, among other things, the following:

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

We have entered into certain non-binding letters of intent, memoranda of understanding and other arrangements with future customers and others, and cannot assure you that such arrangements will lead to definitive agreements, which could harm our commercial prospects. Even if we do enter into definitive agreements, the rights and obligations of the parties may be modified in the future.

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

We have signed a binding 15-year offtake agreement for 1,4 BDO and THF with Vinmar, under which Vinmar has committed to purchase 100% of the BDO and THF produced in our next plant, a 100,000 MT per year capacity plant that we plan to build in North America and commission by 2020. Vinmar also plans to invest in the BDO plant alongside us. Following the financing, construction and commissioning of the 100,000 MT BDO and THF plant, Vinmar will be obligated to purchase 100% of the BDO and THF produced there for 15 years, and we will be obligated to sell exclusively to Vinmar. As part of the agreement, Vinmar has a right of first refusal to invest in and secure 100% of the offtake from a second BDO plant that we would build in the future. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO and THF under the terms of the offtake agreement. On December 22, 2016, we entered into an amendment to this offtake agreement with Vinmar for 1,4 BDO and THF extended the deadline for achieving the financial close to December 31, 2018.  We have signed a second offtake agreement in July 2014 with Vinmar that covers our next plant, which will have an annual nameplate capacity of 70,000 MT per year of bio-succinic acid, with Vinmar committed to off-taking 50,000 MT of the bio-succinic acid produced there for 15 years.  Vinmar has also committed to offtake 150,000 MT of the production from our third plant, which has a planned nameplate capacity of 200,000 MT per year. On December 22, 2016, we entered into an amendment to this offtake agreement for bio-succinic acid, which terminated the portion of the offtake agreement related to our Sarnia facility in connection with entering into our non-binding letter of intent with CJCJ, pursuant to which such termination is a requirement of the definitive agreements contemplated by the non-binding letter of intent. In addition, our joint venture partner Mitsui has taken a more active role in the commercialization of bio-succinic acid in Asia following the amendment of our joint venture agreement with Mitsui in the spring of 2016. Mitsui has informed us, and we believe, that the continuation of the Vinmar arrangement has resulted in channel conflict and presented difficulty for Mitsui to develop the market for bio-succinic acid in Asia in parallel with Vinmar’s efforts. We believe that such channel conflict would be exacerbated as CJCJ begins to sell bio-succinic acid in China and Korea as part of its pre-marketing efforts for our proposed China joint venture.  In our original agreement, the second and third bio-succinic acid plants had December 31, 2016 and December 31, 2019 deadlines respectively for achieving a financial close. The amendment extended the deadlines for achieving the financial close of the second and third plants to December 31, 2018 and December 31, 2020, respectively. The amendment also removed the predefined production volume and offtake for the second and third bio-succinic acid plants. Vinmar and BioAmber must now agree to the bio-succinic acid capacity and offtake volume of plants two and three, taking into account global supply and demand dynamics. The failure of the parties to agree would allow either party to terminate the portion of the offtake agreement related to the plant in question.

We expect to enter into collective bargaining with the employees of our BioAmber Sarnia joint venture, and the results of this process are uncertain.

Following an application for certification recently received and a vote recently held, it is expected that the employees of BioAmber Sarnia Inc., our joint venture with Mitsui and the owner of our Sarnia facility, will be unionized in the province of Ontario, Canada, subject to the negotiation and execution of a collective bargaining agreement between BioAmber Sarnia Inc. and the union having filed the application for certification. We may commence negotiations of a collective bargaining agreement in the near future. Any labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit our ability to operate our business and could increase costs. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at our Sarnia facility, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our financial condition, cash flows and results of operations.

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

The bio-succinic acid we produce is a renewable alternative to petroleum-based succinic acid. Based on our current financial modeling with respect to our facility in Sarnia, Ontario, we anticipate that if the price of oil falls below $30 per barrel for a sustained period of time and corn prices are above $4.00 per bushel, the resulting selling price of our succinic acid would result in lower gross margins and we may be unable to compete on cost with petroleum-based succinic acid products, which would adversely impact our operating results. World prices for oil have fluctuated widely in recent years. For example, during the last five years the market price per barrel of West Texas Intermediate crude oil ranged from a low of $26.21 to a high of $112.93 and was $52.63 on January 30, 2017. In addition, recently, oil prices have declined significantly. From January 2, 2015 through January 30, 2017, the West Texas Intermediate posted oil price had declined from a high of $61.43 per barrel of oil to a low of $26.21 per barrel of oil. We expect that prices will continue to fluctuate, and may continue to decline in the future. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers, dissuade potential customers from entering into agreements with us to buy our products, and delay or modify our expansion and investment strategies or those of our collaborators.   In addition, a sustained drop in oil prices will reduce the price of certain petrochemicals, making it uneconomical to produce them from our bio-based succinic acid feedstock.  These include the production of butadiene and N-vinyl pyrrolidone, which are not economical when oil prices are below $50 to $70 per barrel.  A sustained period of oil prices at or below $30 per barrel could also make it uneconomical to sell bio-succinic acid at the same market price as petroleum-derived adipic acid, thereby slowing the substitution of adipic acid in polyurethane and coatings markets.

For example, the significant decline in global oil prices over the past 24 months has moderately reversed a shift in recent years from naphtha cracking to natural gas liquid cracking in certain geographies that historically resulted in increased volatility of the prices of petroleum-derived C4 chemicals for which we produce and intend to produce bio-based alternatives.  As a result, this reversal may lead to less demand for our bio-based products.  Additionally, the significant slowdown in oil and gas drilling operations in North America has led us to believe that n-vinyl-pyrrolidone, or NVP, for which we have established a collaboration with a specialty chemicals company, will not be a near-term market opportunity for our succinic acid.

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

We use biological materials and genetically modified organisms, or GMOs, in our production processes and are subject to a variety of federal, state, and local laws and regulations governing the use, generation, manufacture and disposal of these materials. For example, the TSCA and analogous state laws and regulations impose requirements on the production, importation, use and disposal of chemicals and GMOs in the United States. In Canada, similar regulatory programs exist under the Canadian Environmental Protection Act. In particular, a regulatory program similar to TSCA requires that Environment Canada approve the manufacture of any chemical not already included on the Domestic Substances List, or DSL. We have secured approval from Environment Canada for our use of yeast in the manufacture of our bio-based succinic acid and the derivatives of succinic acid that we plan to commercialize.  If Environment Canada requires our future C6-based products to undergo extensive testing, which we currently do not anticipate, securing approval to manufacture such products could potentially be subject to significant delays or costs. In the European Union, we are subject to the REACH chemical regulatory program known. Under REACH, we are required to register our products with the European Commission. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union.

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

Our business involves complex operations spanning a variety of disciplines that demands a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. While we have been successful in attracting experienced, skilled professionals to our company, the loss of any key member of our management team or key research and development or operational employees, or the failure to attract and retain additional such employees, could slow our development and commercialization of our products for our target markets and executing our business plans. For example, on February 17, 2017, Jean-Francois Huc, our then Chief Executive Officer and President resigned from such positions. Over the years, we have been dependent upon Mr. Huc’s leadership, experience in the global chemistry industry and understanding of our company. While Mr. Huc will remain on our board of directors, no assurances can be made that the resignation of Mr. Huc will not have an adverse effect on our business, financial condition and results of operations.

In addition, we may not be able to attract or retain qualified employees due to the intense competition for qualified personnel among biotechnology and other technology-based businesses and the scarcity of personnel with the qualifications or experience necessary for our business. Hiring, training and successfully integrating qualified personnel into our operation is a lengthy and expensive process. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to support our internal research and development programs or satisfy customer demands for our products. In particular, our product development and research and development programs are dependent on our ability to attract and retain highly skilled scientific, technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms, or at all. Substantially all of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

We are subject to the risks arising from adverse changes in global economic and market conditions. The worldwide economy has been experiencing significant economic turbulence, including uncertainty in international trade environment following the United Kingdom’s exit from the European Union and the 2016 U.S. elections, and global credit and capital markets have experienced substantial volatility and disruption. These adverse conditions and general concerns about the fundamental soundness of domestic and international economies could limit our partners’ or potential partners’ ability or willingness to invest in new technologies or capital. Moreover, these economic and market conditions could negatively impact our current and prospective customers’ ability or desire to purchase and pay for our products, or negatively impact our feedstock prices and other operating costs or the prices for our products. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of various sectors which do not include the bio-based chemical industry may reduce the resources available for government grants and related funding that could assist our expansion plans or otherwise benefit us. Any one of these events, and continuation or further deterioration of these financial and macroeconomic conditions, could prevent the successful and timely development and commercialization of our products, as well as significantly harm our results of operations and ability to generate revenue and become profitable.

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

We are subject to income taxes in the United States and Canada. We have incurred significant losses and have only generated taxable income in Canada. As of December 31, 2016, we had approximately $27.6 million of net operating loss carryforwards (or NOLs) in Canada.  As of December 31, 2016, we had approximately $135.3 million of U.S. federal tax NOLs. Each jurisdiction in which we operate may have its own limitations on our ability to utilize NOL or tax credit carryovers generated in that jurisdiction. Also, we generally cannot utilize NOLs or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of NOLs or tax credits in other jurisdictions. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined in Section 382 of the Code) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not performed a detailed analysis to determine whether an ownership change has occurred after each of our previous issuances of common stock and warrants. In addition, if we undergo an ownership change as a result of any offerings that we may undertake, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. We have a full valuation allowance against our net deferred tax assets.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2016 and as of September 30, 2015 and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016 and our condensed consolidated financial statements for the quarter ended September 30, 2015, we identified a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our internal control over financial reporting as of September 30, 2015 was in the inappropriate review process of non-routine complex financial instruments that may have embedded derivatives or other provisions that may have complex accounting impacts, and resulted in an error in the accounting treatment of the Legacy Warrants. To remediate the material weakness described above, specific actions were implemented including: improving processes and implementing additional controls around review of new complex financial instruments to identify appropriate accounting treatment and monitoring implication thereafter, and strengthening management’s review controls. Based on the actions taken by the management, we successfully completed the assessment necessary to conclude that the previously identified and disclosed material weakness has been remediated as of March 31, 2016.

The material weakness identified in our internal control over financial reporting as of December 31, 2016 was related to accounting for non-routine or complex transactions, which resulted in an error in the accounting treatment of a complex revenue recognition transaction and in an inadequate financial statements disclosure. Our review process for the accounting treatment for non-routine or complex transactions allowed these errors to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the year ended December 31, 2016. We have taken certain actions to begin remediating this material weakness including the initiation of the process for the retention of an accounting firm to provide technical consulting services with respect to complex accounting issues.  However, we cannot assure our shareholders that these measures will be sufficient to remediate the material weakness that has been identified or prevent future material weaknesses or significant deficiencies from occurring.

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

If we identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of Sarbanes Oxley, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Under Section 404, we are required to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with the annual report for the year ended December 31, 2018 (or such earlier date if we cease to be an emerging growth company) if we are not a smaller reporting company as of such time, we may not comply with the auditor attestation requirements on the effectiveness of our internal control over financial reporting. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. We cannot assure that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.

As a public company and particularly after we cease to be an “emerging growth company” (and cease to take advantage of certain exceptions from reporting requirements that are available under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as an “emerging growth company”), we incurred and will incur significant legal, accounting, administrative and other costs and expenses that we did not face as a private company. As a public company, we are subject to rules and regulations that regulate corporate governance practices of public companies, including the Exchange Act, the Sarbanes-Oxley Act, and rules promulgated by the NYSE. The compliance with these public company requirements increased and will increase our costs and make some activities more time consuming and may result in a diversion of management’s time and attention from revenue-generating activities. For example, we created new board committees, adopted new internal controls and disclosure controls and procedures, and devoted significant management resources to our SEC reporting requirements. A number of those requirements will require us to carry out activities we have not performed previously. Furthermore, if we are unable to maintain our internal controls and accounting capabilities or subsequently identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), such as that identified in connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. The additional reporting and other obligations imposed on us by these rules and regulations have increased our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs required and will continue to require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

We are an “emerging growth company” and have elected to take advantage of reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act, and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and delaying the adoption of new or revised accounting standards until they are applicable to private companies. As a result of our election to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, our financial statements may not be comparable to companies that comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that comply with public company effective dates. We cannot predict if investors will find our securities less attractive as a result of our choice to rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

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

Our management is required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Additionally, Section 404 may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements beginning with the second annual report that we will be required to file with the SEC. However, we have elected to take advantage of certain exceptions from reporting requirements that are available to “emerging growth companies” under the JOBS Act and therefore we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until after the date we are no longer an “emerging growth company” as defined in the JOBS Act, which may be up to five years from our initial public offering.

The process of designing and implementing effective internal controls and procedures, and expanding our internal accounting capabilities, is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to establish and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We cannot be certain at this time whether we will be able to successfully complete the implementation of controls and procedures or the certification and attestation requirements of Section 404. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, we identified a material weakness in internal control over financial reporting that, if not corrected, could result in a material misstatement in our financial statements.  See “—We identified a material weakness in our internal control over financial reporting as of December 31, 2016 and as of September 30, 2015 and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.” In the future we may have significant deficiencies, which could cause us to fail to meet the periodic reporting obligations that we will be subject to under Section 404 or result in material misstatements in our financial statements. If we identify and report a material weakness or any additional significant deficiencies, it could adversely affect our stock price.

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

•

we do not know whether the examination of any of our patent applications by the USPTO or any similar foreign patent offices will require us to narrow or even cancel any of the claims in our pending patent applications, or to abandon a patent application altogether;

•

even if our patents are granted, they may be challenged by third parties through reexamination or interference proceedings in the United States, or opposition or cancellation proceedings in Europe, or via similar proceedings in other jurisdictions, which could result in the cancellation of certain of our patent claims or the loss of the challenged patent entirely;

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

An important part of our business strategy is to obtain patent protection in the United States and in other countries for patent applications that we own or in-license from others that cover certain technologies used in, or relating to, our products and processes. Interpreting the scope and validity of patents and success in prosecuting patent applications involves complex legal and factual questions, and the issuance, scope, validity, and enforceability of a patent cannot be predicted with any certainty. Patents issued or licensed to us may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and/or in territories where we do not have patent protection. Such third parties may then try to sell or import resulting products in and into the United States or other territories. We may be unable to prove that such products were made using our inventions or infringed our intellectual property rights. Additional uncertainty may result from recent changes in the U.S. patent laws under the Leahy-Smith Act, which was signed into law on September 16, 2011, and from legal precedent handed down by the U.S. Court of Appeals for the Federal Circuit, the U.S. Supreme Court and the courts of other countries, as they determine legal issues relating to the scope, validity and construction of patent claims. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, and may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. Between June 10, 2013 (the date our common stock commenced trading) and December 31, 2016, the sales price of our common stock fluctuated from a high of $15.29 per share to a low of $2.86, and on January 30, 2017, the closing sale price of our common stock was $3.72 per share. Our start of commercial operations of our Sarnia facility, our ability to commence commercial sales and execute on our commercial expansion plan, our quarterly operating results, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates and our ability to meet such estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

All of the IPO Warrants and the Legacy Warrants that we issued in June 2009 and April 2011 contain anti-dilution protection in the event that we issue any common stock, securities convertible into common stock, or other securities at a price below the then-existing exercise price of such warrants, with certain exceptions. The anti-dilution protection contains a price adjustment and an adjustment to the number of shares issuable upon exercise of such warrants.  This anti-dilution protection was triggered in connection with our underwritten public offerings in 2015 and in 2016. The issuance of additional securities in connection with the adjustment to the exercise price of such warrants could result in further dilution to our stockholders.

There can be no assurance that we will be able to receive the proceeds from our issuance of warrants in our December 2016 offering as of any date or at all.

In our December 2016 offering, we issued warrants to purchase up to 2,224,199 shares of our common stock that resulted in net proceeds of approximately $8.5 million. The subscription proceeds paid in respect of the warrants were placed in escrow and will be released in accordance with the terms of the warrants.

Each warrant that we issued in our December 2016 offering entitles the holder thereof to receive the number of shares of common stock for which such holder subscribes, which we refer to as the Underlying Shares, on the exercise or deemed exercise of the warrant. The warrants offered in our December 2016 offering are exercisable by the holders thereof at any time following their issuance in whole or in part for no additional consideration and all unexercised warrants shall be deemed to be exercised on the third business day after the date, which we refer to as the Qualification Date, on which (i) our common stock is accepted for listing on either the Toronto Stock Exchange or the TSX Venture Exchange and (ii) we shall have qualified a prospectus from at least the Canadian provincial securities regulator in that jurisdiction in which the initial holder of the warrant is resident. Immediately upon the exercise or deemed exercise of a warrant, the subscription proceeds paid in respect thereof will be released from escrow to us. If the Qualification Date does not occur on or before the 120th day following the date of issuance of the warrants, which is April 28, 2017, then the subscription amount in respect of each warrant that has not been exercised by such time shall be refunded to the purchasers thereof and the warrants shall become null and void and shall no longer entitle the holders thereof to acquire any shares of common stock.

We cannot assure you that either (i) our common stock will be accepted for listing on either the Toronto Stock Exchange or the TSX Venture Exchange or (ii) we shall have qualified a prospectus from at least the Canadian provincial securities regulator in that jurisdiction in which the initial holder of the warrant is resident, by the 120th day following the issuance date of the warrants. The satisfaction and timing of these conditions are determined by third parties, including the Toronto Stock Exchange or TSX Venture Exchange and Canadian provincial securities regulators, and are beyond our control. If we do not receive the proceeds from the issuance of the warrants in our December 2016 offering in a timely manner or at all, our cash position and financial condition will be materially and adversely affected.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have offices in St. Paul, Minnesota, Montreal, Canada and Sarnia, Canada.

Our St. Paul research and development facility consists of approximately 3,000 square feet of office and laboratory space, including a state of the art research and development facility with capabilities in molecular biology, fermentation, analytical chemistry, pilot scale catalysis and purification. We lease this space under an agreement that expires on May 20, 2018.

Our head office is located in Montreal, where we occupy a total of approximately 6,786 square feet of administrative office space under a lease that expires in May 2022. We have the option to extend the term of the lease for an additional five-year period.

We are in commercial operation at our production facility in Sarnia, Ontario, with a nameplate capacity of 30,000 MT of bio-succinic acid per year. Our joint venture entity with Mitsui has purchased 11.25 acres of land for this facility, and has signed long-term steam and services agreements with Arlanxeo (former LANXESS) to serve the facility.

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

	Common Stock		Warrants
	High	Low	High	Low
First Quarter 2017 (through March 8, 2017)	$6.24	$3.20	$1.00	$0.04

First Quarter 2016	$6.59	$2.86	$2.00	$0.69
Second Quarter 2016	$4.80	$2.86	$1.71	$0.30
Third Quarter 2016	$4.33	$2.99	$0.50	$0.18
Fourth Quarter 2016	$6.50	$3.55	$1.00	$0.21

First Quarter 2015	$9.99	$7.43	$1.88	$1.40
Second Quarter 2015	$11.30	$8.10	$2.41	$1.41
Third Quarter 2015	$8.72	$4.64	$2.19	$1.51
Fourth Quarter 2015	$8.92	$4.97	$2.03	$1.20

On March 8, 2017, the last reported sale price for our common stock on the NYSE was $3.38 per share, and the last reported sale price for our warrants was $0.13 per warrant.

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

Stockholders

As of March 11, 2017, there were approximately 100 holders of record of our common stock (not including beneficial holders of stock held in street name) and one holder of record of our publicly traded warrants.

Sales of Unregistered Securities

During the year ended December 31, 2016, we issued an aggregate of 62,230 shares of common stock pursuant to the exercise of unregistered warrants to acquire common stock, pursuant to which exercise we received an aggregate of $66,690.  The issuance of the shares was exempt from registration by virtue of Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2016.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the year ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	12 Months ended December 31, 2016	12 Months ended December 31, 2015	12 Months ended December 31, 2014	12 Months ended December 31, 2013	12 Months ended December 31, 2012
	(in thousands, except share and per share data)

Product sales	8,272	2,172	1,543	2,665	2,291
Cost of goods sold excluding depreciation and amortization	13,667	2,613	6,044	2,689	1,746
Operating expenses
General and administrative	9,458	10,594	10,655	9,757	11,665
Research and development, net (1)	7,195	20,286	15,156	16,579	20,417
Sales and marketing	2,915	4,002	4,482	4,730	4,193
Depreciation of property and equipment and amortization of intangible assets	4,843	1,080	260	1,165	2,116
Impairment loss and write-off of intangible assets	—	1,141	—	8,619	1,213
Foreign exchange (gain) loss	(176)	984	151	306	50
Operating expenses	24,235	38,087	30,704	41,156	39,654
Operating loss	(29,630)	(38,528)	(35,205)	(41,180)	(39,109)
Amortization of deferred financing costs and debt discounts	3,312	1,079	292	240	100
Financial charges (income) (2)	(750)	1,589	11,789	(13,298)	(116)
Grant income	(4,047)	—	—	—	—
(Gain) loss on debt extinguishment	—	—	171	(314)	—
Equity participation in losses of equity method investments	—	1	—	15	274
Other income	200	(22)	(183)	—	—
Loss before income taxes	(28,345)	(41,175)	(47,274)	(27,823)	(39,367)
Income taxes	26	(4)	75	103	55
Net loss (2)	$(28,371)	$(41,171)	$(47,349)	$(27,926)	$(39,422)
Net loss attributable to:
BioAmber Inc. shareholders (2)	(22,478)	(37,226)	(46,474)	$(27,353)	$39,235
Non-controlling interest	(5,893)	(3,945)	(875)	(573)	187
	$(28,371)	$(41,171)	$(47,349)	$(27,926)	$39,422
Net loss per share attributable to BioAmber Inc. shareholders—basic	$(0.78)	$(1.52)	$(2.32)	$(1.75)	$3.81
Weighted-average of common shares outstanding— basic	28,665,645	24,499,970	20,016,180	15,590,814	10,296,633
(1)	Research and development expenses include some costs of production related to product development and are net of research and development tax credits.

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

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
	(in thousands)
Cash	$16,160	$6,974	$51,043	$83,728	$25,072
Working capital (2)	(13,883)	(18,838)	34,192	76,479	22,162
Total assets (2)	161,330	141,787	152,265	113,408	50,004
Long-term debt, including current portion (2)	52,331	38,790	37,456	29,059	2,600
Total liabilities (1) (2)	75,324	70,848	71,973	47,676	19,473
Accumulated deficit (1)	(220,768)	(198,290)	(161,064)	(114,590)	(87,237)
Shareholders’ equity (1)	48,491	46,355	56,076	65,732	30,531

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

(2)

The Company adopted Accounting Standards Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis, effective January 1, 2016 in the financial statements included in item 8 of this present document. As of December 31, 2015, 2014, 2013 and 2012 the Company has reclassified $1.3 million, $175,000, $671,000 and nil respectively, of deferred financing costs associated with long-term debt in the consolidated balance sheet, against the long-term debt.

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

Overview

We are an industrial biotechnology company producing renewable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert biobased feedstocks into renewable chemicals that are cost-competitive replacements for petroleum-derived chemicals and are used in a wide variety of everyday products including plastics, resins, paints, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We produce bio-succinic acid at our facility in Sarnia, Ontario, pursuant to a joint venture agreement with Mitsui.

Succinic acid can be used to manufacture a wide variety of products used every day, including plastics, food additives and personal care products, and can also be used as a building block for a number of derivative chemicals. We believe that our low-cost production capability and our development of bio-succinic derived products including 1,4 BDO and THF, which are used to produce polyesters, plastics, spandex and other products, will provide us with access to a more than US$8 billion market opportunity.

Prior to the completion of our Sarnia facility, we manufactured our bio-succinic acid at a large-scale demonstration facility in Pomacle, France for five years, under a toll manufacturing arrangement pursuant to which we compensated a third party, including for labor costs and the cost of producing our product. We shipped commercial quantities to customers, such as shipments of one ton super sacks and container loads. We and our customers used the products produced at the facility as part of our efforts to validate and optimize our process and to continue to refine and improve our bio-succinic acid to meet our customers’ specifications. In preparation for transitioning our production from our Pomacle facility to our Sarnia facility, we accumulated a reserve inventory of our product, which was produced at a higher cost per MT of succinic acid than that expected cost of production at our Sarnia facility.

We are working to expand our accessible markets and product portfolio. We have entered into strategic relationships with several leading companies, such as our multi-year agreements with PTTMCC Biochem for bio-succinic acid and Vinmar for bio-succinic acid, 1,4 BDO and THF. We have also entered into agreements with other companies for the supply of bio-succinic acid.

We have entered into technology partnerships to lower our production costs, expand our product portfolio and broaden our biochemical production platform. For example, we entered into a technology partnership with Cargill, Inc., or Cargill, through which we exclusively license a proprietary yeast organism for use in our fermentation process to produce our products. We refer to the yeast organism that we have licensed from Cargill as “our yeast.” We have also established other technology licenses and collaborations, including with Johnson Matthey Davy Technologies, or Davy, for the conversion of our succinic acid into 1,4 BDO and THF.

Our business strategy is to leverage the value of our technology by building and operating production facilities around the world. Depending on our access to capital and third-party demand for our technology, we may also enter into technology licenses on an opportunistic basis.

We have entered into a joint venture agreement with Mitsui & Co. Ltd. for our facility in Sarnia, Ontario, which has a nameplate capacity of 30,000 metric tons of bio-succinic acid per year. We started commercial scale production at our Sarnia facility in October 2015 and ramp-up to full production capacity is expected by 2018.

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

On December 29, 2016, we completed the closing of another follow-on public offering and issued 1,748,750 shares of common stock, at an offering price to the public of $4.00 per share. In addition, in connection with this offering, we issued the Special Warrant at an issue price of $8,896,796. On the same date, we issued a special warrant to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million, before commission and expenses payable by us is held in escrow until our TSX listing which is required within the 120 days term of the warrants.

On January 27, 2017, we completed the closing of a follow-on public offering and issued 3,684,212 shares of common stock, together with warrants to purchase up to 1,842,106 shares of common stock with an initial exercise price of $5.50 per share of common stock (the “2017 Warrants”), at a public offering price of $4.75 per fixed combination consisting of one share of common stock and associated 2017 Warrant to purchase one-half share of common stock.  We also granted the Underwriters a 30-day option to purchase up to an additional 552,632 shares of common stock and/or 2017 Warrants to purchase 276,316 shares of common stock at the public offering price, which they exercised in full on January 27, 2017. We estimate the net proceeds from this offering (including the exercise in full of the option to purchase additional shares and 2017 Warrants, but assuming no exercise of the 2017 Warrants) to be approximately $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by us.

Sarnia Facility

Our first commercial-scale facility is on land we own and is located within a bio-industrial park in Sarnia, Ontario. The site is co-located in a large petrochemical hub with existing infrastructure that facilitates access to utilities and certain raw materials and finished product shipment, including steam, electricity, cooling water and water treatment. The facility has a nameplate capacity of 30,000 MTs of bio-succinic acid per year and we started commercial scale production in October 2015.

The plant has received ISO 9001 (for its quality management system), ISO 14001 (for its environmental management system, OHSAS 18001 (for its health and safety management system) and FSSC 22000 certification (for its food safety management system).  These certifications were granted by accredited certification bodies following audits of the Sarnia plant in the fourth quarter of 2015.

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build and operate our facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. On February 15, 2016, we, together with our subsidiaries BioAmber International and BioAmber Sarnia, entered into Second Amended JV Agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%. We have retained effective operational control of BioAmber Sarnia.

The total construction cost of our facility in Sarnia was approximately $141.5 million, funded through capital contributions from us and from Mitsui, and interest free and low-interest loans and governmental grants.

Additional Planned Manufacturing Facilities

We plan to build a second integrated manufacturing facility that will have to produce approximately 200,000 MTs per year of bio-succinic acid and then transform a majority of the bio-succinic acid into 70,000 MTs per year of bio-based 1,4 BDO and 24,000 MTs per year of THF, along with 60,000 MTs per year of crystalline succinic acid. We have signed a 15 year offtake agreement with Vinmar for 100% of the BDO and THF output. We have also signed an offtake agreement with Vinmar for a portion of the biobased succinic acid production.  The annual volume of the offtake agreement will be agreed between the parties prior to the financial close of the plant. Vinmar plans to take a 10% equity stake in the plant. We are actively seeking other minority equity partners for this facility, as well as government support in the form of low interest loans or loan guarantees.

Based on current estimates and assumptions, we expect this second North American manufacturing facility to have construction costs of approximately $500 million, and the plant would be in operation by 2020 assuming we achieved a financial close in late 2017.  We are seeking to finance 70% of the capital cost through project level debt.  In the fall of 2016 we announced an important milestone in our application for a $360 million loan guarantee from the U.S. Department of Energy (U.S. DOE).  The U.S. DOE’s Loan Program Office (LPO) administers a four phase process under the Title XVII Innovative Clean Energy Projects loan guarantee program.  This program finances innovative renewable energy and efficient energy projects.  We had successfully completed the first two phases of the process and were selected for the next phase in which we have engaged the LPO in the negotiation of terms and conditions of the potential loan guarantee, and we have been working with the LPO to validate the engineering, environmental, market and financial information that we had submitted in the previous phases.  We have also been engaged with Canadian federal and provincial agencies in a similar process to secure low interest loans to build the plant in Sarnia Ontario, rather than the U.S.

We have also signed a non-binding letter of intent with CJ CheilJedang (“CJCJ”).  Under the terms of the agreement, we plan to establish a joint venture with CJCJ in China to produce up to 36,000 metric tons of bio-succinic acid annually and sell the output in Asia.  CJCJ would incur all capital costs required to retrofit an existing fermentation facility in China, including the capital needed during commissioning and startup, and production would begin in Q1 2018.  CJCJ would own 65% of the joint venture and we would own 35%.  We belive this joint venture would allow us to rapidly and effectively penetrate the Chinese market for succinic acid.

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

In April 2014, we entered into a three year supply agreement with PTTMCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and BDO. PTTMCC has constructed a PBS plant in Thailand and is currently ramping-up the plant production, which is expected to consume approximately 14,000 MTs of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTTMCC Biochem’s total bio-succinic needs until the end of 2017, with approximately 50% of the total purchases under offtake terms.

We have also entered into several agreements and memoranda of understanding, or MOUs, that contemplate, but do not obligate, us to supply approximately 23,000 MTs of bio-succinic acid until the end of 2019 and, as we continue operation of our facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers.

Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we have developed our sales and marketing capability and entered into distribution and joint development agreements with strategic partners. On February 15, 2016, we, together with our subsidiaries BioAmber International and BioAmber Sarnia, entered into a second amended joint venture agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of BioAmber Sarnia.

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

Additional Recent Developments

SDTC Grant

During the three months ended September 30, 2016, we received the SDTC grant holdback payment of CAD$1,451,365 or $1,108,262 when converted into U.S. dollars as of September 30, 2016, following the achievement of the last SDTC milestone.

Bridging Loan

On September 9, 2016, we entered into a CAD$25 million demand non-revolving credit facility with Bridging Finance. The proceeds were used to repay in full the outstanding principal amount of our prior loan with TCP and the remainder is used to fund general corporate expenses. This loan was fully repaid on January 27, 2017. Refer to Item 8 in this Annual Report on Form 10-K for more details.

BDC Loan

On August 10, 2016, BioAmber Sarnia received the proceeds from its CAD$10 million loan between BDC and BioAmber Sarnia according to the binding letter of offer dated April 20, 2016.  The proceeds is used to fund the working capital of BioAmber Sarnia’s facility, repayable starting October 15, 2017 and continuing monthly until September 15, 2022.

Mitsui Additional Capital Contribution

On February 15, 2016, we, together with our subsidiaries BioAmber International and BioAmber Sarnia, entered into a second amended joint venture agreement with Mitsui pursuant to which Mitsui agreed to provide BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its board of directors from five to six members, and we and Mitsui have the right to designate three members each.  All BioAmber Sarnia board decisions have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia board members, except that with respect to the following matters, we, as the controlling shareholder of BioAmber Sarnia, have a deciding vote and have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and termination of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  We also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, we would no longer have the deciding votes described in the preceding sentence.

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

On December 29, 2016, we completed the closing of a follow-on public offering and issued 1,748,750 shares of common stock, at an offering price to the public of $4.00 per share. In addition, in connection with this offering, we issued the Special Warrant at an issue price of $8,896,796 to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million, before commission and expenses payable by us is held in escrow until they are released in accordance with the terms of the warrants in connection with their exercise or deemed exercise. All unexercised warrants shall be deemed to be exercised on the third business day after the date, which we refer to as the Qualification Date, on which (i) our common stock is accepted for listing on either the Toronto Stock Exchange or the TSX Venture Exchange and (ii) we shall have qualified a prospectus from at least the Canadian provincial securities regulator in that jurisdiction in which the initial holder of the warrant is resident. Immediately upon the exercise or deemed exercise of a warrant, the subscription proceeds paid in respect thereof will be released from escrow to us. If the Qualification Date does not occur on or before the 120th day following the date of issuance of the warrants, which is April 28, 2017, then the subscription amount in respect of each warrant that has not been exercised by such time shall be refunded to the purchasers thereof and the warrants shall become null and void and shall no longer entitle the holders thereof to acquire any shares of common stock. The exercise price of the 2011 Warrants and the warrants that we issued in June 2009 were also reduced following the completion of this public offering, from $9.65 per share and $5.67 per share, respectively, to $8.97 per share and $5.47 per share, respectively. An additional 7,852 warrants at an exercise price of $8.97 and an additional 7,734 warrants at an exercise price of $5.47 per share were issued following adjustments in the number of shares underlying the warrants that were triggered by this issuance.

On January 27, 2017, we completed the closing of a follow-on public offering and issued 3,684,212 shares of common stock, together with warrants to purchase up to 1,842,106 shares of common stock with an initial exercise price of $5.50 per share of common stock (the “2017 Warrants”), at a public offering price of $4.75 per fixed combination consisting of one share of common stock and associated 2017 Warrant to purchase one-half share of common stock.  We also granted the Underwriters a 30-day option to purchase up to an additional 552,632 shares of common stock and/or 2017 Warrants to purchase 276,316 shares of common stock at the public offering price, which they exercised in full on January 27, 2017. We estimate the net proceeds from this offering (including the exercise in full of the option to purchase additional shares and 2017 Warrants, but assuming no exercise of the 2017 Warrants) to be approximately $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by us.

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

Cost of Goods Sold

For products manufactured in Pomacle, France, cost of goods sold consists of the cost to produce finished goods under our tolling arrangement that ended on December 31, 2014. For finished goods produced at Sarnia facility, cost of goods sold consists of costs directly associated with the finish goods production, such as direct materials, direct labor, utilities and certain logistics and plant overhead.

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

Research and Development Expenses, Net

Research and development expenses, net, consist primarily of fees paid for contract research and internal research costs in connection with the development, expansion and enhancement of our proprietary technology platform. These costs also include personnel costs (salaries and other personnel-related expenses, including stock-based compensation), expenses incurred in our facility located in St. Paul, Minnesota, laboratory supplies, research consultant costs, patent and trademark maintenance costs, royalties, professional and consulting fees and business travel expenses. It also includes development costs for bringing our Sarnia facility in line for production.

We expect to continue conducting research and development in-house, and recently moved in June 2016 from our 27,000 square foot facility in Plymouth, Minnesota to our new 3,000 square foot facility in St. Paul, Minnesota, to meet our actual research and development needs.  Certain research and development activities that can be performed more effectively by outside consultants will be performed with their respective expertise as required.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our Sarnia production facility, machinery and equipment, office furniture, research and development equipment and computer equipment, which is depreciated using the straight-

line method over their estimated useful lives. Amortization of intangible assets consists primarily of our definite-lived license and amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. Depreciation of property and equipment increased significantly since our manufacturing facilities operations started. As of December 31, 2016, $19.6 million of net grants were applied as a reduction of machinery and equipment and building. This reduces depreciation expense over the useful life of the asset.

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

Financial Charges (Income), Net

Financial charges (income), net, include interest on short-term and long-term debt, end of term accretion charge from the TCP loan, financing costs from warrants liability financing and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on our IPO Warrants, 2009 Warrants and 2011 Warrants.

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities were valued using the Black-Scholes pricing model at the date of initial issuance and using the closing value as quoted on the NYSE at each subsequent balance sheet date. The 2009 Warrants and 2011 Warrants are valued using the Monte Carlo method.

Income Taxes

We are subject to income taxes in the United States and Canada. We have incurred significant losses and have only generated taxable income in Canada. In the future, we expect to become subject to taxation based on the statutory rates in effect in the countries in which we operate and our effective tax rate could fluctuate accordingly. We have incurred net losses since our inception and have not recorded any federal, state or foreign current income tax provisions, with the exception of (i) recognition of unrecognized tax benefits since inception, (ii) a recovery of income taxes in the 258 day period ended September 30, 2009, and (iii) recognition of current income taxes in Canada. We have a full valuation allowance against our net deferred tax assets. Additionally, under the U.S. Internal Revenue Code, our net operating loss carryforwards and tax credits may be limited if a cumulative change in ownership of more than 50% is deemed to have occurred within a three year period. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous issuances of shares of common stock and warrants.

Equity Participation in Losses of Equity Method Investments

Equity participation in losses of equity method investments consist primarily of our share of losses incurred by AmberWorks LLC. We recognize our 50% share of losses incurred by AmberWorks LLC, a joint venture formed on February 15, 2012.

Significant Accounting Policies and Estimates

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

Our significant accounting policies are in the annual consolidated financial statements for the year ended December 31, 2016 included in Item 8 in this Annual Report on Form 10-K. These are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.

Property and equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method over the following periods:

Furniture and Fixtures	5-8 years
Machinery and Equipment	5-20 years
Computers, Office Equipment and Peripherals	3-7 years
Building	40 years

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

Intangible assets

Computer software and license are recorded at cost and are depreciated over their estimated useful lives of between 2 and 5 years using straight-line method. Costs incurred in obtaining patents and licenses with definitive-lived are capitalized and amortized on a straight-line basis over their estimated useful lives, generally between 5 and 18 years.

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

Overview of Results of Operations for the Years Ended December 31, 2016 and 2015 (in thousands)

	Year Ended December 31,		Change
	2016	2015
	$	$	$	%
	(in thousands)

Product sales	$8,272	$2,172	6,100	281
Cost of goods sold	13,667	2,613	11,054	423
Operating expenses
General and administrative	9,458	10,594	(1,136)	-11
Research and development, net	7,195	20,286	(13,091)	-65
Sales and marketing	2,915	4,002	(1,087)	-27
Depreciation of property and equipment and amortization of intangible assets	4,843	1,080	3,763	348
Write-off of intangible assets	—	1,141	(1,141)	-100
Foreign exchange (gain) loss	(176)	984	(1,160)	-118
Operating expenses	24,235	38,087	(13,852)	-36
Operating loss	(29,630)	(38,528)	8,898	-23
Amortization of deferred financing costs and debt discounts	3,312	1,079	2,233	207
Financial charges (income), net	(750)	1,589	(2,339)	-147
Grant income	(4,047)	—	(4,047)	100
Equity participation in losses of equity method investments	—	1	(1)	-100
Other expense (income), net	200	(22)	222	-1009
Loss before income taxes	(28,345)	(41,175)	12,830	-31
Income (recovery) taxes	26	(4)	30	-750
Net loss	(28,371)	(41,171)	12,800	-31
Net loss attributable to:
BioAmber Inc. shareholders	(22,478)	(37,226)	14,748	-40
Non-controlling interest	(5,893)	(3,945)	(1,948)	49
	(28,371)	(41,171)	12,800	-31

Product sales

Product sales increased from $2.2 million for the year ended December 31, 2015 to $8.3 million for the year ended December 31, 2016 due to an increase in product volume sold, partially offset by a decrease in the average selling price.

Our sales for the three months ended December 31, 2016 of approximately $631,000 were below our expectations. We expected that additional revenue of approximately $1.4 million would be recorded in the quarter but it had to be deferred until 2017, and recorded as deferred revenue on our consolidated balance sheets as of December 31, 2016. As of March 15, 2017, the cash proceeds from the sale have been received.

Cost of goods sold

Cost of goods sold increased from $2.6 million for the year ended December 31, 2015 to $13.7 million for the year ended December 31, 2016. This increase was driven primarily by an increase in volume sold, as well as Sarnia facility ramp-up costs, including fixed costs and reprocessing costs for off-specifications products that were allocated to the cost of goods sold.

General and administrative expenses

General and administrative expenses decreased by $1.1 million to $9.5 million for the year ended December 31, 2016 as compared to $10.6 million for the year ended December 31, 2015. This was driven by a decrease in incentive employee remuneration and in stock-based compensation expense, partially offset by an increase in salaries and benefits expense associated with the Sarnia facility transition from construction to production stage.

Research and development expenses, net

Research and development expenses, net, decreased by $13.1 million to $7.2 million for the year ended December 31, 2016 as compared to $20.3 million for the year ended December 31, 2015. This was due to the fact that the costs related to the commissioning of the plant incurred in the prior year were recorded in research and development. It is also explained by reduced expenses related to (i) the molecular engineering of the yeast, (ii) lower costs related to intellectual property and (iii) in stock-based compensation expense.

Sales and marketing expenses

Sales and marketing expenses decreased by $1.1 million to $2.9 million for the year ended December 31, 2016 as compared to $4.0 million for the year ended December 31, 2015. This was driven by a decrease in salaries, benefits and associated costs, including stock-based compensation and travel expense, following the reorganization of our commercial function in the first quarter of 2016.

Depreciation of property and equipment and amortization intangible assets

Depreciation of property and equipment and amortization of intangible assets expense increased by $3.8 million to $4.8 million for the year ended December 31, 2016 as compared to $1.1 million for the year ended December 31, 2015. This increase is due to the depreciation of the Sarnia facility assets associated with the beginning of the Sarnia production in the fourth quarter of 2015.

Write-off of intangible assets

On April 20, 2015, we elected to terminate our license with DuPont for their BDO catalysts as a result of the decision to pursue the BDO technology licensed from Davy. As a result, the carrying value of the DuPont license of $1.1 million was written-off.

Foreign Exchange (gain) loss

The foreign exchange (gain) loss decreased by $1.2 million to a gain of $176,000 for the year ended December 31, 2016 as compared to a loss $1.0 million for the year ended December 31, 2015. The foreign exchange gain is mainly explained by a gain from our Canadian dollar loan with Bridging, from the depreciation of the Canadian dollar between the date we received our loan and December 31, 2016.

Financial charges (income), net

Financial charges (income), net comprised of an income of $750,000 for the year ended December 31, 2016 as compared to a loss of $1.6 million for the year ended December 31, 2015. This expense decrease was mainly due to the mark-to-market adjustment change of $3.6 million on our IPO Warrants and our 2011 Warrants and 2009 Warrants. It was partially offset by an increase in the interest expense, financing charges from the warrants issued in December 2016, and other financing charges in connection with the prepayment of our loan with TCP.

     Grant income

During the three months ended September 30, 2016, the Milestone IV from SDTC grant was completed and reclassified from deferred grant to grant income, along with a portion of the remaining 10% holdback.

Overview of Results of Operations for the Years Ended December 31, 2015 and 2014 (in thousands)

	Year Ended December 31,		Change
	2015	2014
	$	$	$	%
Product sales	2,172	1,543	629	41%
Cost of goods sold	2,613	6,044	(3,431)	-57%
Operating expenses
General and administrative	10,594	10,655	(61)	-1%
Research and development, net	20,286	15,156	5,130	34%
Sales and marketing	4,002	4,482	(480)	-11%
Depreciation of property and equipment and amortization of intangible assets	1,080	260	820	315%
Write-off of intangible assets	1,141	—	1,141	100%
Foreign exchange (gain) loss	984	151	833	552%
Operating expenses	38,087	30,704	7,383	24%
Operating loss	(38,528)	(35,205)	(3,323)	9%
Amortization of deferred financing costs and debt discounts	1,079	292	787	270%
Financial charges (income), net	1,589	11,789	(10,200)	-87%
Loss (gain) on debt extinguishment	—	171	(171)	-100%
Equity participation in losses of equity method investments	1	—	1	100%
Other expense (income), net	(22)	(183)	161	-88%
Loss before income taxes	(41,175)	(47,274)	6,099	-13%
Income (recovery) taxes	(4)	75	(79)	-105%
Net loss	(41,171)	(47,349)	6,178	-13%
Net loss attributable to:
BioAmber Inc. shareholders	(37,226)	(46,474)	9,248	-20%
Non-controlling interest	(3,945)	(875)	(3,070)	351%
	(41,171)	(47,349)	6,178	-13%

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

Liquidity and Capital Resources

From inception through December 31, 2016, we have funded our operations primarily from an aggregate of $299.2 million raised from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, including net proceeds of $18.3 million from our January 2016 and December 2016 public offering of our common stock and Mitsui’s additional capital contribution of CAD$25.0 million in the first quarter of 2016. We also received CAD$82 million from loan and grant proceeds from various Canadian institutional and government agencies in BioAmber Sarnia, including CAD$10 million from BDC in August 2016, and proceeds of CAD$25 million from a demand non-revolving credit facility with Bridging at the corporate level in September 2016.

As part of our December 2016 public offering, we issued a warrant to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million is held in escrow until it gets automatically exercised following our TSX listing, which is expected by the end of April, within the 120 days term of the warrants.

During January 2017, we completed the closing of another follow-on public offering and raised approximately $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by us. In February and March 2017, we signed amended loan agreements with AIP and BDC to delay the principal reimbursement of those loans for one year, from January 1, 2017 until December 31, 2017.

In the event that the Company would not achieve the expected growth rate, the Company could amongst other things raise additional capital available on its effective shelf filed on January 3, 2017 or by securing a corporate debt in replacement of its corporate debt fully repaid on January 27, 2017.

Based on the information listed above and the cash on hand at December 31, 2016, we believe we have sufficient cash to fund our operations for at least the next twelve months.

However, our future capital requirements may be substantial, and will depend on many factors, including, but not limited to general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. If we are unable to raise additional funds, obtain capital on acceptable terms, secure government grants or co-sponsorships for some of our projects or take advantage of federal and state incentive programs to secure favorable financing, we may not have sufficient capital to execute our operating plan beyond the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(37,616)	$(32,199)	$(22,453)
Net cash used in investing activities	(668)	(64,803)	(85,018)
Net cash provided by financing activities	47,224	54,888	78,655

Operating activities

The cash from operating activities is primarily used for general and administrative expenses, research and development activities and Sarnia operations. These include expenses on research and development projects, consultancy and advisory fees from third parties, licensing and royalty expenses, production costs of our succinic acid in Sarnia, payroll expenses, legal and accounting expenses, office rent and utilities and interest expense. This is offset by our cash received from our sales of succinic acid and other income.

Cash used in operating activities during the year ended December 31, 2016 of $37.6 million reflected our net loss of $28.4 million, which was adjusted for non-cash net charges, of $1.8 million and a negative change in operating assets and liabilities of $11.1 million. Non-cash adjustments included stock-based compensation of $3.6 million, $4.8 million of depreciation and amortization, financial income of $6.0 million including the mark-to-market accounting for our financial liability warrants and the end of term charge on long-term debt, amortization of debt discounts of $3.3 million and grant income of $4.0 million. The change in operating assets and liabilities is a net outflow of $11.1 million due to a decrease in current liabilities and an increase in current assets.

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

Investing activities

Cash used in investing activities during the year ended December 31, 2016 of $668,000 represented mostly property and equipment purchases related to the building of our facility in Sarnia, Ontario.

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

Financing activities

Cash provided by financing activities during the year ended December 31, 2016 of $47.2 million included the proceeds from issuance of shares including the January and December 2016 public offering, for a total of $18.5 million, capital contributions by Mitsui to our BioAmber Sarnia joint venture of $17.7 million, principal reimbursement of various loans for $15.3 million, SDTC grant for $1.1 million, and new loan received from BDC and Bridging for a total of $27.0 million.

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

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office spaces and contractual commitments related to license agreements. The following table summarizes these contractual obligations at December 31, 2016:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt (including interest payments)	$72,127	$27,755	$18,326	$16,892	$9,154
Operating leases (1)	913	176	318	345	74
Minimum royalty payments (2)	15,350	1,250	2,700	2,400	9,000
Purchase commitments (3)	16,030	2,375	5,097	5,097	3,461
Total	$104,420	$31,556	$26,441	$24,734	$21,689

(1)	We lease our premises, except for the Sarnia facility
(2)

We entered into exclusive license agreements and technology access agreements that provide for the payment of minimal annual royalties. As of December 31, 2016, we had contractual agreements with three partners that involve minimum annual royalties. The royalties that we owe are in return for use of proprietary tools, patents and know-how.

(3)	BioAmber Sarnia entered into a supply steam agreement and a service agreement with Arlenxeo which includes fixed minimum annual payments.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $16.2 million at December 31, 2016. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the 3-month Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase.

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

Foreign Currency Risk

We currently conduct our operations in U.S. dollars, Canadian dollars and Euros, which exposes us to fluctuations in foreign currency exchange rates. Our foreign currency risk is expected to increase with the ramp-up of our Sarnia facility, as our sources of cash are primarily in U.S. dollars, while our uses of cash are primarily in Canadian dollars. We will monitor the amounts and timing of foreign currency exposures related to the operations of the facility and will look to mitigate exposure through normal business operations such as manufacturing and selling in the same currencies where practical. We may use forward contracts or currency swaps to mitigate any remaining exposure

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BioAmber Inc.

We have audited the accompanying consolidated balance sheets of BioAmber Inc. and subsidiaries (the “Company”) as of December 31, 2016 and December 31, 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BioAmber Inc. and subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s negative working capital, accumulated deficit and net loss from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte LLP1

Montreal, Canada

March 16, 2017

[1]	CPA auditor, CA, public accountancy permit No. A118581

BIOAMBER INC.

Consolidated Statements of Operations

	Year Ended December 31
	2016	2015	2014
	$	$	$
Product sales	8,272,497	2,171,952	1,543,051
Cost of goods sold excluding depreciation and amortization	13,666,937	2,612,780	6,043,792
Operating expenses
General and administrative	9,457,914	10,594,302	10,655,053
Research and development, net	7,195,138	20,285,608	15,155,608
Sales and marketing	2,914,973	4,002,156	4,481,946
Depreciation of property and equipment and amortization of intangible assets	4,843,164	1,080,440	260,472
Write-off of intangible assets (Note 6)	—	1,141,000	—
Foreign exchange (gain) loss	(175,659)	984,324	151,102
Operating expenses	24,235,530	38,087,830	30,704,181
Operating loss	(29,629,970)	(38,528,658)	(35,204,922)
Amortization of deferred financing costs and debt discounts	3,311,641	1,077,608	291,659
Financial charges (income), net (Note 10)	(750,083)	1,589,080	11,789,192
Grant income (Note 9)	(4,046,532)	—	—
Loss on debt extinguishment, net (Note 8)	—	—	170,729
Equity participation in losses of equity method investment (Note 3)	229	646	216
Other (income) expense, net	199,820	(21,565)	(183,174)
Loss before income taxes	(28,345,045)	(41,174,427)	(47,273,544)
Income taxes (Note 14)	25,646	(3,786)	75,371
Net loss	(28,370,691)	(41,170,641)	(47,348,915)
Net loss attributable to:
BioAmber Inc. shareholders	(22,478,081)	(37,225,878)	(46,474,025)
Non-controlling interest	(5,892,610)	(3,944,763)	(874,890)
	(28,370,691)	(41,170,641)	(47,348,915)
Net loss per share attributable to BioAmber Inc. shareholders - basic	(0.78)	(1.52)	(2.32)
Weighted-average of common shares outstanding - basic	28,665,645	24,499,970	20,016,180

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31
	2016	2015	2014
	$	$	$
Net loss	(28,370,691)	(41,170,641)	(47,348,915)
Foreign currency translation adjustment	3,691,538	(15,083,129)	(5,927,968)
Total comprehensive loss	(24,679,153)	(56,253,770)	(53,276,883)
Total comprehensive loss attributable to:
BioAmber Inc. shareholders	(19,885,205)	(47,750,298)	(50,732,670)
Non-controlling interest	(4,793,948)	(8,503,472)	(2,544,213)
	(24,679,153)	(56,253,770)	(53,276,883)

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2016	2015
	$	$
Assets
Current assets
Cash and Cash equivalents	16,160,017	6,973,591
Accounts receivable	986,935	978,634
Inventories (Note 4)	4,497,640	1,749,224
Prepaid expenses and deposits	311,654	579,864
Valued added tax, income taxes and other receivables	568,510	562,800
Restricted cash (Note 13)	8,896,796	—
Total current assets	31,421,552	10,844,113
Property and equipment, net (Note 5)	121,628,272	122,542,688
Investment in equity method and cost investments (Note 3)	446,806	447,035
Intangible assets, net (Note 6)	6,126,687	6,352,091
Goodwill	625,364	625,364
Restricted cash	558,150	540,975
Deferred financing costs (Note 8)	523,634	434,941
Total assets	161,330,465	141,787,207

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	6,021,974	15,834,274
Income taxes payable (Note 14)	115,210	112,256
Deferred revenue	1,371,575	—
Deferred grants (Note 9)	—	3,437,791
Warrants financial liability (Note 13)	14,496,796	—
Short-term portion of long-term debt (Note 8)	23,299,398	10,297,542
Total current liabilities	45,304,953	29,681,863
Long-term debt (Note 8)	29,032,087	28,491,549
Warrants financial liability (Note 13)	739,546	12,231,906
Other long-term liabilities	247,292	443,135
Total liabilities	75,323,878	70,848,453
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 12)	37,515,687	24,583,636
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 30,612,733 and 26,181,753 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	306,127	261,817
Additional paid-in capital	280,819,681	258,792,171
Warrants	697,242	748,075
Accumulated deficit	(220,767,978)	(198,289,897)
Accumulated other comprehensive loss	(12,564,172)	(15,157,048)
Total BioAmber Inc. shareholders’ equity	48,490,900	46,355,118
Total liabilities and equity	161,330,465	141,787,207

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$
Balance at December 31, 2014	21,836,046	218,360	220,460,559	945,431	1,093,263	(161,064,019)	(4,632,628)	56,075,535

Stock-based compensation (Note 13)	—	—	4,790,608	—	—	—	—	4,790,608
Issuance of shares, net of issuance costs	3,900,000	39,000	32,741,069	—	—	—	—	32,780,069
Warrants exercised/expired /cancelled	405,370	4,054	594,047	(454,195)	(345,188)	—	—	252,913
Stock options exercised	40,337	403	205,888	—	—	—	—	206,291
Net loss	—	—	—	—	—	(37,225,878)	—	(37,225,878)
Foreign currency translation	—	—	—	—	—	—	(10,524,420)	(10,524,420)
Balance at December 31, 2015	26,181,753	261,817	258,792,171	491,236	748,075	(198,289,897)	(15,157,048)	46,355,118

Stock-based compensation (Note 13)	—	—	3,579,396	—	—	—	—	3,579,396
Issuance of shares, net of issuance costs	4,348,750	43,488	18,221,164	—	—	—	—	18,264,652
Warrants exercised/expired /cancelled	62,230	622	116,900	(66,885)	(50,833)	—	—	66,689
Stock options exercised	20,000	200	110,050	—	—	—	—	110,250
Net loss	—	—	—	—	—	(22,478,081)	—	(22,478,081)
Foreign currency translation	—	—	—	—	—	—	2,592,876	2,592,876
Balance at December 31, 2016	30,612,733	306,127	280,819,681	424,351	697,242	(220,767,978)	(12,564,172)	48,490,900

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
	$	$	$
Cash flows from operating activities
Net loss	(28,370,691)	(41,170,641)	(47,348,915)
Adjustments to reconcile net loss to cash:
Stock-based compensation	3,579,396	4,790,608	6,949,205
Depreciation of property and equipment and amortization of intangible assets	4,843,164	1,080,440	260,472
Impairment loss and write-off of property and equipment and of intangible assets	—	1,141,000	—
Amortization of deferred financing costs and debt discounts	3,311,641	1,077,608	291,659
Disposal of fixed assets	133,141	—	—
Equity participation in losses of equity method investments	229	646	216
Other long-term liabilities	(24,893)	42,952	45,000
Financial charges (income), net (Note 10)	(5,994,381)	(1,747,176)	6,759,357
(Gain) loss on debt extinguishment	—	—	(49,724)
Grant income	(4,046,532)	—	—
Changes in operating assets and liabilities
Change in accounts receivable	(5,026)	(581,072)	278,136
Change in inventories	(2,769,182)	(8,055)	1,220,113
Change in prepaid expenses and deposits	315,274	124,520	3,517,713
Change in deferred revenues	1,380,237	—
Change in value added tax, income taxes and other receivables	72,100	2,323,382	(1,443,446)
Change in accounts payable to ARD	—	(983,465)	819,267
Change in accounts payable and accrued liabilities	(10,040,350)	1,710,534	6,247,972
Net cash used in operating activities	(37,615,873)	(32,198,719)	(22,452,975)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets, net of sales of assets	(667,978)	(64,390,137)	(85,014,063)
Change in restricted cash	—	—	(678,450)
Capital redistribution from (investment in) equity method and cost investments (Note 3)	—	(412,433)	675,000
Net cash used in investing activities	(667,978)	(64,802,570)	(85,017,513)

Cash flows from financing activities
Deferred financing costs	(1,706,607)	(1,144,394)	(1,077,079)
Issuance of long-term debt (Note 8)	26,929,000	21,967,288	33,740,574
Repayment of long-term debt (Note 8)	(15,312,402)	(16,058,642)	(25,000,000)
Government grants (Note 9)	1,108,262	7,946,840	10,131,666
Net proceeds from issuance of common shares	18,479,621	33,280,167	36,250,737
Proceeds from issuance of shares by a subsidiary (Note 12)	17,726,000	8,896,696	24,608,700
Net cash provided by financing activities	47,223,874	54,887,955	78,654,598
Foreign exchange impact on cash	246,403	(1,955,827)	(3,869,557)
Increase (decrease) in cash	9,186,426	(44,069,161)	(32,685,447)
Cash and cash equivalents, beginning of period	6,973,591	51,042,752	83,728,199
Cash and cash equivalents, end of period	16,160,017	6,973,591	51,042,752
Supplemental cash flow information:
Deferred financing costs related to the second public offering not yet paid	265,885	—	—
Construction in-progress costs and fixed assets not yet paid	120,870	8,290,288	8,856,101
Amortization of debt discounts capitalized to Fixed Assets	—	2,002,278	814,653
Interest paid	2,746,874	2,943,000	2,413,828

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

2. Summary of significant accounting policies

Basis of presentation and going concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and comprise the financial position and results of operations of BioAmber Inc., and all its subsidiaries, which include BioAmber Canada Inc., Sinoven Biopolymers Inc. and BioAmber Sarnia Inc (“BioAmber Sarnia”). Intercompany balances and transactions have been eliminated upon consolidation. The Financial Accounting Standards Board (“FASB”) sets GAAP to ensure financial condition, results of operations and cash flows are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“FASB ASC”).

The Company started its commercial operations at the end of 2015, and is currently ramping-up the production at its Sarnia facility. Therefore, the company incurred recurring losses from its past activities since inception. As of December 31, 2016, the Company had negative working capital of $13.9 million, an accumulated deficit of $220.8 million and a net loss of $28.4 million for the year ended December 31, 2016. The attainment of profitable operations is dependent upon future events, including successful ramp-up of the commercial-scale manufacturing Sarnia facility, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel. These conditions raise substantial doubt regarding our ability to continue as a going concern.

In the event that the Company would not achieve its expected growth rate, the Company may be required to raise additional capital available on its effective shelf filed on January 3, 2017 or to secure a corporate debt in replacement of its corporate debt fully repaid on January 27, 2017 within the next year from its financial statements issuance, in order to continue the production and commercialization of its succinic acid and to continue to fund operations at the current cash expenditure levels. BioAmber cannot be certain that additional funding will be available on acceptable terms, or at all. If BioAmber is unable to raise additional capital or obtain debt when required or on acceptable terms, BioAmber may have to reduce or delay operating expenses as deemed appropriate in order to conserve cash.

Our consolidated financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate additional revenue, attain further operating efficiencies, obtain additional equity or debt financing or to reduce expenditures. Our consolidated financial statements as of December 31, 2016 did not include any adjustments that might result from the outcome of this uncertainty.

Retrospective changes

The Company adopted Accounting Standards Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis as of January 1, 2016. In accordance with the adoption of this guidance, prior year amounts related to deferred debt issuance costs associated with long-term debt have been adjusted for the retrospective change in accounting principle. As of December 31, 2015, the Company has reclassified $1.3 million of deferred financing costs associated with long-term debt in the consolidated balance sheet, against the long-term debt. Refer to Note 8 for further information.

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

Restricted Cash

Cash amounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2016 and 2015, the Company had $558,150 and $540,975, respectively, of restricted cash held in an escrow account as a guarantee to a long-term supply agreement.

As part of our December 2016 public offering, we issued a warrant to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million, is presented as current restricted cash as of December 31, 2016. This amount is held in escrow until it gets automatically exercised following our TSX listing, which is expected by the end of April, within the 120 days term of the warrants.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company believes it is not exposed to significant credit risk related to cash, cash equivalents and accounts receivable. As of December 31, 2016 and 2015, the Company did not have any provision for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Prior to the Company having any customer orders for sample product, all production and development costs were expensed as part of the Company’s research and development efforts.

Cost of goods sold

Cost of goods sold includes costs directly associated with finished goods production, such as direct materials, direct labor, utilities and certain plant overhead and logistic costs. Cost of goods sold also includes abnormal production costs from the Sarnia facility production volume ramp-up.

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

Costs incurred in obtaining patents and licenses with definite-lived are capitalized and amortized on a straight-line basis over their estimated useful lives, generally between 5 and 18 years.

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

If the net book value exceeds its fair value, then the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. In calculating the fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the reporting unit over the amount assigned to its other assets and liabilities is the fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its fair value. There was no impairment of goodwill recorded for the years ended December 31, 2016, 2015 and 2014.

Asset retirement obligation

Management assesses the potential asset retirement obligation upon acquisition of its assets or entering into lease arrangements. If a reasonable estimate of the fair value of the liability can be made, the Company recognizes the retirement obligation. During the year ended December, 31, 2016, the Company paid $180,000 for the cost of restoring the premises on the termination date of its leased premises in Plymouth, USA, which was previously accrued over 4 years in the other long-term liabilities on the consolidated balance sheet.

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

As of December 31, 2016, the warrants financial liability also includes the Special Warrant to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million was prepaid as of December 31, 2016 and is included in the current warrants financial liability.

The liability is presented as warrants financial liability in the consolidated balance sheets, and changes in the fair value of the warrants are reflected in the consolidated statements of operations as part of financial charges (income), net.

Redeemable non-controlling interest

Redeemable non-controlling interest are classified in temporary equity on the Company’s consolidated balance sheets, at the greater of the carrying value or the redemption value, in accordance with FASB ASC 480-10-S99.

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

The Company’s revenues represent sales of bio-succinic acid to a limited number of customers. During the year ended December 31, 2016, 71% of its sales were to single customer. During the year ended December 31, 2015,  31% of its sales were to a single customer.

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

Deferred financing costs

Costs incurred to secure financing are deferred until proceeds are received, which are being treated as debt issuance costs.

Debt issuance costs

Debt issuance costs consist of costs incurred in obtaining debt and are amortized over the term of the financing on a straight-line basis, which approximates the effective interest method. These costs are recorded as a direct deduction from the carrying amount of the related debt liability on the consolidated statements.

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

Environmental liabilities

The nature of the Company’s operations requires compliance with environmental laws and regulations set by the governmental authorities in the jurisdictions in which the Company operates. It will develop policies and practices for the remediation of the effects of release or disposal of materials at its locations. Any resulting environmental liabilities will be recorded when they are probable and management can reliably estimate their amount. As of December 31, 2016, and each prior balance sheet date presented, no environmental liabilities have been identified.

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

Recently adopted accounting pronouncements

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements issue date. The Company adopted ASU 2014-15 for the year ended December 31, 2016 and determined that conditions exist raising substantial doubt regarding the entity’s ability to continue as a going concern. Refer to Note 2 for further information.

The Company adopted Accounting Standards Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis in the three months ended March 31, 2016. In accordance with the adoption of this guidance, prior year amounts related to deferred debt issuance costs associated with long-term debt have been adjusted for the retrospective change in accounting principle. As of December 31, 2015, the Company has reclassified $1.3 million of deferred financing costs associated with long-term debt in the consolidated balance sheet, against the long-term debt. Refer to Note 8 for further information.

Recent accounting pronouncements not yet adopted

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. This standard is effective for interim and annual periods beginning after December 15, 2017, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is still in the process of evaluating the impact of this standard, but do not currently expect it to have a material impact on its consolidated financial position or results of operations. The Company plans to adopt this standard when it becomes effective for the Company on January 1, 2018.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU-2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016.  The Company evaluated this standard and concluded that there will no impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. The Company evaluated this standard and concluded that there will no impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company will adopt this guidance on January 1, 2017. The Company expects to make an accounting policy election to account for forfeitures as they occur, the impact of which is generally consistent with the Company’s current forfeiture estimate. The Company does not expect to record a cumulative-effect adjustment to retained earnings as of the beginning of the period in which this ASU is adopted. The remaining amendments are not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice on certain specific cash flow issues. The ASU will be effective for the Company for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements and the timing of adoption.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The purpose of this guidance is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim or annual periods beginning after December 15, 2017 and early adoption is permitted. This guidance must be applied retrospectively. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit.  The standard will become effective for the Company beginning January 1, 2020 and must be applied to any annual or interim goodwill impairment assessments after that date.  Early adoption is permitted. The Company is currently evaluating the standard, but expect that it will not have a material impact on our consolidated financial statements.

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

AmberWorks had total assets of $68,744 and $69,202 and total liabilities of nil as of December 31, 2016 and December 31, 2015, respectively. Sinoven’s share of net assets amounted to $34,372 and $34,601 as at those dates.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in Comet Biorefining Inc, in a start-up private company, which represented a 6.6% ownership interest. This investment is recorded using the cost investment method.

4. Inventories

	December 31,	December 31,
	2016	2015
	$	$
Finished goods	3,638,562	904,846
Work in progress	117,642	94,675
Raw material	567,441	610,773
Supplies and spare parts	173,995	138,930
Total	4,497,640	1,749,224

The Company recorded an inventory reserve of approximately $nil, $300,000 and $2.3 million in the year ended December 31, 2016, 2015 and 2014 respectively.

5. Property and equipment

	Estimated
	Useful	December 31,	December 31,
	Life	2016	2015
	(years)
		$	$
Land		265,667	242,957
Building	40	87,296,018	85,597,851
Machinery and equipment	5 - 20	35,655,348	31,407,524
Furniture and fixtures	5 - 8	114,078	122,285
Computers, office equipment and peripherals	3 - 7	184,865	182,720
Leasehold improvement	10	328,035	330,283
Construction in-progress		3,324,862	5,902,054
		127,168,873	123,785,674
Less: accumulated depreciation		(5,540,601)	(1,242,986)
Property and equipment, net		121,628,272	122,542,688

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $4,631,586, $1,012,320 and $209,973 for the years ended December 31, 2016, 2015 and 2014 respectively.

6. Intangible assets

	December 31,	December 31,
	2016	2015
	$	$

License with indefinite-lived	3,106,767	3,106,767
Acquired licenses with definite-lived	3,017,550	3,017,550
Computer software and licenses	384,972	398,048
Less: accumulated amortization	(382,602)	(170,274)
Intangible assets, net	6,126,687	6,352,091

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $211,578, $68,120 and $50,499 for the years ended December 31, 2016, 2015 and 2014 respectively.

On December 11, 2014, the Company entered into a license agreement with Davy. The Company intend to use the technology licensed from Davy in its planned 100,000 metric ton per year capacity plant that will use bio-succinic acid as the feedstock to produce 70,000 metric tons of BDO and 30,000 metric tons of THF. The Company also secured the right to license the Davy technology for two additional BDO/THF plants. As of December 31, 2016, an amount of $3,106,767 was capitalized as a license fee under the Davy license.

On April 20, 2015, the Company elected to terminate its license with DuPont for their catalysts following the decision to pursue with the BDO technology licensed from Davy for all future plants, in addition to the planned 100,000 ton per year capacity plant. As a result, the carrying value of the DuPont license of $1,141,000 was written off during the second quarter of 2015.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	December 31,
	2016	2015
	$	$
Trade accounts payable	4,601,835	12,006,592
Accrued payroll and bonus	383,117	1,049,637
Consulting and legal fees	635,722	2,021,858
Accrued interest and financing fees	184,567	282,506
Other	216,733	473,681
Total	6,021,974	15,834,274

8. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of its manufacturing facility in Sarnia, Ontario, Canada:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

On September 30, 2011, BioAmber Sarnia and the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) entered into an agreement pursuant to which a loan in the amount of CAD$15 million was granted to BioAmber Sarnia, according to the following principal terms:

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

Disbursements of the loan were received in multiple tranches from 2013 to 2015. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

ii)	Sustainable Chemistry Alliance (“SCA”)

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment will be effected by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed $45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender. The loan agreement was amended to increase the third party credit facilities from CAD$45 million to CAD$60 million in the aggregate in June 2014, and subsequently from CAD$60 million to CAD$67.5 million in the aggregate in March 2016. These covenants were met as of December 31, 2016.

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

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD $12 million. The loan is non-interest bearing with repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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

These covenants were met as of December 31, 2016.

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

Disbursements of the loan were received in multiple tranches from 2012 to 2015. The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

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

v)	Minister of Agriculture and Agri-Food of Canada (“AAFC”)

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the AAFC in the amount of CAD$10 million for the AgriInnovation Program. This loan provided progressive disbursements between 2014 and 2015 as eligible costs were incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2025.

The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry.

vi)	Comerica Bank, Export Development Canada and Farm Credit Canada (“EDC”)

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million, which was disbursed on May 12, 2015. The loan’s principal is repayable in 26 equal, quarterly installments beginning on September 30, 2015, and at floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. There was an initial interest-only period from draw down of the term loan until the first payment of principal. The disbursement of the loan, net of a 2.5% upfront loan fee CAD$500,000 was recorded as debt discount and is amortized over the estimated term of the loan using the effective interest method. BioAmber Sarnia paid a 1.0% per annum commitment fee on the undrawn amount, until the drawdown.

BioAmber Sarnia may prepay all or a portion of the loan outstanding from and after the date of the first principal repayment, without penalty.

BioAmber Sarnia’s obligations under the loan are secured by (i) a security interest on all of BioAmber Sarnia’s assets and (ii) a pledge of all the shares of BioAmber Sarnia. In addition, the Company provides the lenders with a guarantee representing 70% of the secured obligations under the loan, and Mitsui & Co., Ltd. provides a guarantee representing 30% of the secured obligations under the loan that is capped at CAD$6.0 million plus all accrued interest on the secured obligations and fees and expenses. The proceeds of the loan were used by BioAmber Sarnia to complete the construction of the Sarnia Plant and fund its startup and commissioning.

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. On August 9, 2016, the loan agreement was amended, to adjust the financial covenants to require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at all times, to be certified monthly, during the term of the loan starting September 30, 2017. Financial covenants also include a minimum cash balance requirement of CAD$4.0 million, and a minimum gross revenue from product sales covenant. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. On December 1, 2016, a waiver was obtained to reduce the minimum cash balance requirement from CAD$4 million to CAD$2 million until January 31, 2017, and a second waiver was received in February 2017 to postpone this cash balance requirement to March 31, 2017.  All applicable covenants as of December 31, 2016 have been met.

vii)	Tennenbaum Capital Partners, LLC (“TCP”)

On December 17, 2014, the Company entered into a Loan and Security Agreement with funds managed by TCP. The proceeds received were used to repay in full, the Loan and Security Agreement with HTGC that was entered into on June 27, 2013, and for general corporate purposes.

The senior secured term loan of $25 million was funded on December 18, 2014, net of a 2.0% commitment fee. The term loan is repayable over 36 months after closing at a floating interest rate per annum that is the greater of 9.50% or the 3 month LIBOR rate plus 9.27%, and was subject to an end of term charge of 8.25% based on the $25 million loaned payable on the date on which the term loan was paid or becomes due and payable in full. There was an initial interest-only period until September 30, 2015.

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

In addition, in connection with the Early Paydown, the Company paid half of the end of term charge of $514,781, the 3% prepayment fee of $374,386 and the remaining other half of the end of term fee associated with the Early Paydown was deferred, interest free, until the closing of the public offering in January 2016.

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

viii)	BDC Capital Inc. (“BDC”)

On April 20, 2016, BDC, a wholly owned subsidiary of Business Development Bank of Canada, accepted to enter into a binding Letter of Offer of financing with BioAmber Sarnia to make a secured term loan (“BDC Loan”) of CAD$10 million to fund the working capital of the BioAmber Sarnia’s facility. The BDC Loan proceeds were received on August 10, 2016, and recorded as long-term debt, net of debt issuance costs of $378,108.

The Loan is repayable in 59 equal, monthly installments of CAD$165,000 from April 15, 2017 until February 15, 2022, and by way of one balloon payment of CAD$265,000, payable on March 15, 2022. The BDC Loan bears interest at a fixed interest rate of 13% per annum, payable monthly on the 15th day of the month commencing on the next occurring payment date following the first advance on the Loan.

On May 12, 2016, an amendment to the BDC Loan was signed to modify the commencement instalment repayment date from April 15, 2017 to October 15, 2017 and continuing monthly until September 15, 2022. On July 22, 2016, a second amendment was signed to modify certain debt covenants, including the term debt to tangible equity ratio of maximum of 0.85:1, and the debt service ratio of at least 1.10:1 commencing on the quarter ending December 31, 2017, and increasing to 1.50:1 for the quarter ending June 30, 2019. In addition, pursuant to this amendment, the fixed interest rate was adjusted to 14.90% per year, which can vary upon achievement of certain milestones. All applicable covenants as of December 31, 2016 have been met.

ix)	Bridging Finance Inc. (“Bridging”)

On September 9, 2016, the Company entered into an agreement for a demand non-revolving credit facility (the “Facility”) with Bridging, and received the loan proceeds of CAD$25 million, net of 1.50% of financing fees. The proceeds were used to repay in full the outstanding principal amount of its loan with TCP and to fund general corporate expenses.

The Facility is repayable at the earlier of the date of demand or September 30, 2017. The Facility bears interest at an annual interest rate of the Bank of Montreal prime rate plus 10.8%, calculated on a daily outstanding balance of the Facility and compounded monthly, payable on the last business day of each month.  Subject to (i) the right of Bridging to demand the payment of the loan at any time (subject to a grace period of 15 days) or (ii) the occurrence of an event of default, the principal of the loan will be reimbursable in one lump-sum payment at its maturity date.  On the occurrence of an event of default, as more fully described in the agreement, interest shall be calculated at annual rate of 21% per annum calculated and compounded as aforesaid.

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

The Facility contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. Covenants include a requirement on the part of the Company to, within two business days, use all proceeds received from (i) the exercise of any of the Company’s outstanding warrants issued in connection with its initial public offering completed in May 2013, and (ii) the issuance of shares in connection with any equity financing, to repay all or a portion of the then outstanding Facility. It also contains customary events of default including, but not limited to, the failure to make interest payments, the failure to comply with certain covenants specified in the Agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency.

This loan was fully repaid on January 27, 2017. Refer to Note 18- Subsequent events.

The balance of the outstanding long term debt is as follows:

	December 31,	December 31,
	2016	2015
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $440,519)	327,835	342,618
Less: debt discount	(180,032)	(174,493)
Amortization of debt discount	130,774	106,312
Less: short-term portion of debt	(74,420)	(72,130)
	204,157	202,307

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	11,163,000	10,819,500
Less: debt discount	(5,114,190)	(4,956,820)
Amortization of debt discount	1,846,954	912,491
	7,895,764	6,775,171

Federal Economic Development Agency:
Face value (CAD $9,000,000)	6,697,800	8,222,820
Less: debt discount	(3,169,163)	(3,071,644)
Less: short-term portion of debt	(1,786,080)	(1,731,120)
Gain on debt extinguishment	(601,616)	(583,103)
Amortization of debt discount	2,313,885	1,489,949
	3,454,826	4,326,902

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $9,250,000)	6,883,850	7,213,000
Less: debt discount	(3,532,065)	(3,423,379)
Amortization of debt discount	836,234	504,531
Less: short-term portion of debt	(744,200)	(661,743)
	3,443,819	3,632,409

Tennenbaum Capital Partners, LLC :
Face value, including end of term charge	—	10,514,780
Less: debt discount, net of amortization (1)	—	(656,895)
Less: short-term portion of debt	—	(5,058,318)
	—	4,799,567

EDC:
Face value (CAD $15,384,615)	11,449,231	13,871,154
Less: debt discount (2)	(2,863,751)	(2,775,630)
Amortization of debt discount (2)	1,006,724	433,900
Less: short-term portion of debt	(2,289,846)	(2,774,231)
	7,302,358	8,755,193

BDC:
Face value (CAD $10,000,000)	7,442,000	—
Less: debt discount	(368,403)	—
Amortization of debt discount	25,945	—
Less: short-term portion of debt	(368,379)	—
	6,731,163	—

Bridging:
Face value (CAD $25,000,000)	18,605,000	—
Less: debt issuance cost	(627,069)	—
Amortization of debt issuance cost	58,542	—
Less: short-term portion of debt	(18,036,473)	—
	—	—
Long-term debt, net	29,032,087	28,491,549

[1]

Includes deferred debt financings costs of $425,000 as of December 31, 2015, and amortization of debt financing costs of $101,437, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on January 1, 2016.  Prior to the ASU adoption, deferred debt issuance costs were presented in deferred financing costs.

[2]

Includes deferred debt financings costs of $1,082,853 as of December 31, 2015, and amortization of debt financing costs of $106,428, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on January 1,2016.  Prior to the ASU adoption, deferred debt issuance costs were presented in deferred financing costs.

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	EDC	BDC	Bridging	Total
	$	$	$	$	$	$	$	$
January 2017 - December 2017	74,420	—	1,786,080	744,200	2,289,846	368,379	18,605,000	23,867,925
January 2018 - December 2018	74,420	—	1,786,080	744,200	2,289,846	1,473,516	—	6,368,062
January 2019 - December 2019	74,420	2,232,600	1,786,080	744,200	2,289,846	1,473,516	—	8,600,662
January 2020 - December 2020	104,575	2,232,600	1,339,560	744,200	2,289,846	1,473,516	—	8,184,297
January 2021 and thereafter	—	6,697,800	—	3,907,050	2,289,847	2,653,073	—	15,547,770
Total	327,835	11,163,000	6,697,800	6,883,850	11,449,231	7,442,000	18,605,000	62,568,716

9. Deferred Grants

As of December 31, 2016, the Company has received the following grants:

a)	Sustainable Development Technology Canada (SDTC)

Grant from SDTC to BioAmber Sarnia in the amount of CAD$14.5 million with progressive disbursements according to the terms of the agreement and milestones. The grant is non-reimbursable by BioAmber Sarnia except upon the occurrence of certain events of default defined in the agreement.

Milestone I, II a) and II b) were fulfilled on or prior December 31, 2014. On May 26, 2015, BioAmber Sarnia completed the milestone III and received the advance on Milestone IV of CAD$ 4,769,354. The Milestone III was reclassified from deferred grants reducing the cost of construction in-progress and the advance on Milestone IV, for the Commissioning, Start-up and Optimization of the manufacturing facility, was recorded as a deferred grant. During the three months ended September 30, 2016, the Milestone IV was completed and reclassified from deferred grant to grant income, and the remaining 10% holdback of CAD$1,451,365 was received. The holdback was recognized within the Company’s consolidated financial statements to reflect the nature of the expenditures of BioAmber Sarnia, resulting in $703,793 being recognized against property and equipment and the remaining $404,469 being recognized as Grant income. There remains no balance of deferred grants as at December 31, 2016.

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

10. Financial charges (income)

	Year Ended December 31
	2016	2015	2014
	$	$	$
End of term charge on long-term debt (Note 8 vii)	1,032,937	1,029,563	2,382,293
Interest on long-term debt	2,898,238	2,521,226	2,420,984
Revaluation of the warrants financial liability (Note 13)	(5,892,360)	(2,261,959)	7,252,065
Issuance costs of the warrants financial liability	638,813	—	—
Other interest charge (income), net	572,289	300,250	(266,150)
Total financial charges (income), net	(750,083)	1,589,080	11,789,192

11. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. Future lease payments aggregate $913,212 as at December 31, 2016 and include the following future amounts payable:

December 31, 2016
$
2017	176,293
2018	161,614
2019	156,557
2020	168,341
2021	176,758
Thereafter	73,649

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of December 31, 2016, the Company has commitments related to royalty payments as follows:

December 31, 2016
$
2017	1,250,000
2018	1,500,000
2019	1,200,000
2020	1,200,000
2021	1,200,000
Thereafter	9,000,000

The Company has such contractual agreements with the following partners: Cargill Inc., Davy, Reverdia and Mitsubishi Chemical Corporation.

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $1.8 million, $2.3 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with Arlenxeo (former LANXESS Inc), under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. BioAmber Sarnia has also entered into a service agreement with Arlenxeo under which minimum yearly payments are required. As of December 31, 2016, BioAmber Sarnia has commitments related to purchase obligations and service payments as follows:

December 31, 2016
$
2017	2,375,297
2018	2,548,352
2019	2,548,352
2020	2,548,352
2021	2,548,352
Thereafter	3,460,758

A payment of $2.4 million ($CAD 3.2 million) was made during the year-ended December 31, 2016 under those agreements.

Litigation

As of December 31, 2016, there were no outstanding claims or litigations.

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

As of December 31, 2016, the estimated redemption value of the redeemable non-controlling interest was $27.1 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, January 1, 2015	$24,190,412
Mitsui’s additional capital contribution	8,896,696
Net loss attributable to redeemable NCI	(3,944,763)
Accumulated other comprehensive income attributable to NCI	(4,558,709)
Balance, December 31, 2015	24,583,636
Mitsui’s additional capital contribution	17,725,999
Net loss attributable to redeemable NCI	(5,892,610)
Accumulated other comprehensive income attributable to NCI	1,098,662
Balance, December 31, 2016	37,515,687

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

Secondary Public Offerings

On July 21, 2014, the Company completed the initial closing of a follow-on public offering (the “Offering”) and issued 2,800,000 shares of common stock, at a public offering price of $12.00 per share, with an option to the underwriters to purchase an additional 420,000 shares of common stock at the public offering price, which was fully exercised on July 24, 2014, for total aggregate offering proceeds of $38.6 million. The Company received approximately 36.0 million in net proceeds from the Offering, net of fees, expenses and after underwriting discounts.

On May 6, 2015, the Company completed a public offering and issued 3,900,000 shares of common stock, at an offering price of $9.00 per share. The total net proceeds from the public offering, after deducting underwriting discounts and offering expenses, was approximately $32.8 million.

On January 21, 2016, the Company completed the closing of another follow-on public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share. The gross aggregate proceeds from this follow-on public offering were approximately $13.0 million, with net proceeds of approximately $11.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details. On May 6, 2015, the Company completed a public offering and issued 3,900,000 shares of common stock, at an offering price of $9.00 per share. The total net proceeds from the public offering, after deducting underwriting discounts and offering expenses was approximately $32.8 million. These public offerings triggered adjustments to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants (refer to section Warrants financial liability below for details).

On December 29, 2016, the Company completed the closing of another follow-on public offering and issued 1,748,750 shares of common stock, at an offering price to the public of $4.00 per share. In addition, in connection with this offering, the Company issued the Special Warrant at an issue price of $8,896,796. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details.

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

Following the May 2015 public offering, the exercise price per share of the April 2011 Warrants were adjusted to an exercise price of $10.11 per share and an additional 4,124 warrants were issued. The January 2016 public offering also triggered an adjustment to the exercise price of the April 2011 Warrants and the June 2009 Warrants from $10.11 per share and $5.74 per share, respectively, to $9.65 per share and $5.67 per share, respectively. An additional 4,713 warrants at an exercise price of $9.65 and an additional 2,580 warrants at an exercise price of $5.67 per share were issued following the adjustments triggered by this issuance. The December 2016 public offering also triggered the exercise price adjustment of the 2011 Warrants and the June 2009 Warrants from $9.65 per share and $5.67 per share, respectively, to $8.97 per share and $5.47 per share, respectively. An additional 7,852 warrants at an exercise price of $8.97 and an additional 7,734 warrants at an exercise price of $5.47 per share were issued following adjustments in the number of shares underlying the warrants that were triggered by this issuance.

As of December 31, 2016, the fair value of those warrants classified as warrants financial liability was determined to be $474,345 and $265,201, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $739,546, as compared to $951,906 as of December 31, 2015. It resulted in a financial income of $212,360 for the year ended December 31, 2016.

IPO Warrants

The warrants issued upon the completion of the IPO (“IPO Warrants”), are exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. Per the IPO warrants agreement, the Company has the possibility to extend the termination date without the consent of the holders. The initial fair value of the warrants was determined to be $2.02 per warrant using the Black-Scholes option pricing model. The warrants contain full ratchet, anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrant, with certain exceptions. The exercise price of $11.00 per whole share of common stock is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock issuances or other similar events affecting the company’s common stock. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. During the year ended December 31, 2015, the exercise price of the outstanding IPO Warrants was adjusted from $11.00 to $9.00 per whole share of common stock following the May 2015 public offering. During the year ended December 31, 2016, the exercise price was adjusted from $9.00 to $5.00 per whole share of common stock and subsequently from $5.00 to $4.00 per whole share of common stock, pursuant the terms of such warrants, following the January 2016 and the December 2016 public offerings, respectively. The Company has the possibility to reduce the exercise price or extend the exercise period without the consent of the IPO Warrants holders.

On December 31, 2016, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $0.70 per warrant, as compared to $1.41 as of December 31, 2015. As a result, the liability was revalued at the balance sheet date resulting in a financial income of $5.68 million for the year ended December 31, 2016.

Special Warrant

On December 29, 2016, the Company entered into a Canadian Securities Purchase Agreement (the “Purchase Agreement”) with the purchaser’s party thereto to issue and sell warrant (the “Special Warrant”) to purchase an aggregate of 2,224,199 shares of common, for a gross proceed of $8,896,796, that were placed into an escrow account, recorded as restricted cash, to be released upon the exercise or deemed exercise of the Special Warrant pursuant to the terms of the Purchase Agreement.. The exercise price per share for the common stock underlying the Special Warrant is $4.00. The net proceeds from the Warrants Offering were $3.80 per share of common stock underlying the Special Warrant, representing a placement agent fee of 5.0%, before expenses payable by the Company.

The term of the Special Warrant lasts for 120 days from the date of issuance. The issuance date is December 29, 2016. The Special Warrants may be voluntarily exercised, in whole or in part, prior to their expiration, for no additional consideration. In addition, upon the last to occur of (i) the listing of the Common Stock on the Toronto Stock Exchange or the TSX-Venture Exchange, and (ii) the Company’s receiving of a receipt for a prospectus qualifying the issuance of the Common Stock underlying the s from at least the Canadian provincial securities regulator in that jurisdiction in which the initial holder of the Special Warrant are resident, in each case in accordance with applicable Canadian law (the “Warrant Conditions”), the remainder of the Special Warrant shall be deemed to have been exercised in full. Upon such exercise or deemed exercise, the Company will receive the net proceeds from the escrow account described above with respect to the shares of Common Stock underlying such Warrants so exercised. If the Warrant Conditions have not been satisfied on or prior to 5:00 p.m. New York City time on the date that is 120 days from the issuance date of the Special Warrant, then the gross subscription proceeds from the Warrants Offering will be returned to the respective purchasers of the Special Warrant. The Special Warrant were recorded as Warrants financial liability on the consolidated balance sheets, and associated financing costs were recorded as financial charge in the consolidated statements of operations.

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

No other awards may be granted under the 2013 Plan after the date that is ten years from the date of stockholder approval.

Stock-based compensation expense was allocated as follows:

	Year Ended December 31
	2016	2015	2014
	$	$	$
General and administrative	2,075,548	2,539,854	2,908,233
Research and development	1,339,904	1,769,224	3,006,039
Sales and marketing	163,944	481,530	1,034,933
Total compensation expense	3,579,396	4,790,608	6,949,205

The following table summarizes activity under the Plan:

	Numbers of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,044,107	$7.51	7.20	$2,560,150
Granted	1,466,000	4.61
Exercised	(20,000)	5.51
Forfeited or cancelled	(890,596)	7.65
Outstanding at December 31, 2016	5,599,511	$6.73	6.71	$3,027,426
Exercisable at December 31, 2016	3,527,372	$7.15	5.60	$1,999,640

On May 31, 2014, all holders of options outstanding at an exercise price of $28.49 per share agreed to cancel these options for no consideration, whereby the remaining expense associated with the unvested options in the amount of $1,852,787 was recorded as stock-based compensation expense during the second quarter 2014.

The fair value of options granted was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2016	2015	2014
Risk-free interest rate	1.60%	1.77%	1.91%
Expected life (in years)	6.25	6.25	6.25
Volatility	79.00%	82.93%	55.71%
Expected dividend yield	0%	0%	0%

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was approximately $2.73, $5.86 and $5.58, respectively.

As of December 31, 2016, the total of unrecognized share-based compensation expense related to unvested options, is approximately $6,123,338, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 2.31 years

Warrants

During the year ended December 31, 2016, 62,230 warrants were exercised at an exercise price of $1.07, and 4,655 warrants expired.

During the year ended December 31, 2015, 2,625 warrants were exercised at an exercise price of $1.07 per share, and 451,500 warrants were exercised at an exercise price of $1.43.

As at December 31, 2016, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
264,961	$1.07	February 2014 - September 2019
159,390	$1.43	February 1, 2019
219,264	$5.47	October 2014 - June 2019
111,434	$8.97	April 1, 2021
4,000,000	$4.00	May 9, 2017
2,224,199	$4.00	April 28, 2017
6,979,248

14. Income taxes

The loss from continuing operations before income taxes was as follows:

	Year Ended December 31
	2016	2015	2014
	$	$	$
United States	(13,453,184)	(24,056,882)	(42,641,204)
Canada and other	(14,769,776)	(17,117,545)	(4,632,340)
Loss from continuing operations before income taxes	(28,222,960)	(41,174,427)	(47,273,544)

The income tax expense was as follows:

	Year Ended December 31
	2016	2015	2014
	$	$	$
Canada	25,646	(3,786)	75,371
Loss from continuing operations before income taxes	25,646	(3,786)	75,371

Differences between the statutory income tax rates and the effective income tax rates applied to the loss before income taxes consisted of the following:

	Year Ended December 31
	2016	2015	2014
	$	$	$
Loss before income taxes	28,222,960	41,174,427	47,273,544
U.S. statutory tax rates	35%	35%	35%
Expected income tax recovery	(9,878,036)	(14,411,049)	(16,545,740)
Stock-option compensation	8,923,484	—	0
Net increase in valuation allowance and other	980,198	14,407,263	5,495,209
Loss of tax attributes due to a liquidation	—	—	11,125,902
Provision for income taxes	25,646	(3,786)	75,371

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,	December 31,
	2016	2015
	$	$
Deferred tax assets
Net operating loss carryforwards	52,281,595	42,615,163
Interest accretion	—	238,507
Stock options	3,156,799	10,827,494
Depreciable and amortizable assets	5,838,705	2,990,959
Foreign currency differences	1,365,811	1,290,700
Other	48,614	294,780
Total gross deferred income tax assets	62,691,523	58,257,603
Less: valuation allowance	(62,691,523)	(58,257,603)
Total deferred income tax assets	—	—

As of December 31, 2016 and 2015, the increase in the valuation allowance was primarily due to a history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may also be an inability to utilize a significant amount of accumulated net operating losses and federal and state tax credit carryforwards to the extent an ownership change occurs for tax purposes.

As of December 31, 2016, the Company had approximately $27.6 million and $135.3 million in net operating loss carryforwards relating to its Canadian and U.S. entities, respectively. The loss carryforwards expire at various dates through 2036. The deferred tax benefit of these loss carryforwards is ultimately subject to final determination by taxation authorities.

For the periods ended December 31, 2016, 2015 and 2014, the Company has not recorded tax benefits from the exercise of stock options.

BioAmber Inc. and its subsidiaries file income tax returns and pay income taxes in jurisdictions where it believes it is subject to tax. In jurisdictions in which BioAmber Inc. and its subsidiaries do not believe they are subject to tax and therefore do not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of BioAmber Inc. or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. The Company’s major tax jurisdictions are Canada and the U.S. with few exceptions, BioAmber Inc. and its subsidiaries are subject to Canadian and U.S. income tax examinations in respect of all taxation years of the Company since inception. Its Luxembourgian subsidiary was liquidated in November 2016.

The following is a roll forward of the total amounts of unrecognized tax benefits:

	December 31,
	2016	2015	2014
	$	$	$
Unrecognized tax benefits—beginning of period	3,490,663	4,039,663	7,667,898
Gross decreases—tax positions in prior periods	—	(549,000)	(3,628,235)
Unrecognized tax benefits—end of period	3,490,663	3,490,663	4,039,663

As of December 31, 2016 and 2015, the balance of unrecognized tax benefits included nil, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits as of December 31, 2016 and 2015, also included respectively $3,490,663 and $3,490,663 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily prepaid tax expense and deferred taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense unless it is associated with intercompany profits. The Company recognizes interest and penalties related to unrecognized tax benefits associated with intercompany profits as prepaid tax expense. This asset is amortized over the life of the assets involved in the intercompany sale. The Company recorded nil of interest during the year ended December 31, 2016, December 31, 2015 and 2014 respectively.

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

Credit risk

The Company’s exposure to credit risk as of December 31, 2016, is equal to the carrying amount of its financial assets. As of December 31, 2016 the amounts due from one customer represented approximately 75% of the total accounts receivable. As of December 31, 2015, the amounts due from three customers represented approximately 61% of the total accounts receivable.

Interest Rate Risk

The Company’s unrestricted cash totaling $16.2 million at December 31, 2016. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The Company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate was to increase, the interest rates for the remaining term of the loan would increase.

16. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at December 31, 2016 and December 31, 2015. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and  15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

17. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	December 31,
	2016	2015	2014
	$	$	$
Product sales to a shareholder	333,313	21,546	119,824
Services received by a shareholder	222,855	—	—

The related party transactions noted above were undertaken in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

18. Subsequent events

On January 27, 2017, the Company completed the closing of another follow-on public offering and issued 3,684,212 shares of common stock, together with warrants to purchase up to 1,842,106 shares of common stock with an initial exercise price of $5.50 per share of common stock (the “2017 Warrants”), at a price to the public of $4.75 per fixed combination consisting of one share of common stock and associated 2017 Warrant to purchase one-half share of common stock.  The Warrants have a term of four years, exercisable upon the date of issuance. The Company also granted the Underwriters a 30-day option to purchase up to an additional 552,632 shares of common stock and/or 2017 Warrants to purchase 276,316 shares of common stock at the public offering price, which they exercised in full on January 27, 2017. The net proceeds from this offering, assuming no exercise of the 2017 Warrants, to be approximately $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.

On January 27, 2017, the Company paid off and terminated its facility agreement with Bridging. The Company reimbursed the CAD$ 25 million principal owed, as well as accrued and unpaid interest and fees. As a result of the repayment, Bridging is required to terminate its security interest in the corporate level assets of the Company, according to the terms contained in the facility agreement.

SUPPLEMENTARY INFORMATION

a. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$1,458,485	$2,521,097	$3,661,454	$631,461	$8,272,497
Total operating expenses	6,903,507	6,354,811	5,199,373	5,777,839	24,235,530
Operating loss	(8,507,412)	(7,314,705)	(6,572,499)	(7,235,354)	(29,629,970)
Net (loss) income	(12,535,740)	2,933,102	(6,719,452)	(12,048,601)	(28,370,691)
Net (loss) income attributable to BioAmber Inc. shareholders	(10,945,687)	4,810,667	(6,158,414)	(10,184,647)	(22,478,081)
Net (loss) income per share applicable to BioAmber Inc. shareholders —basic	$(0.39)	$0.17	$(0.21)	$(0.39)	$(0.78)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$367,249	$341,900	$351,695	$1,111,108	$2,171,952
Total operating expenses	8,516,824	10,483,653	9,873,982	9,213,371	38,087,830
Operating loss	(8,459,664)	(10,894,076)	(9,889,141)	(9,285,777)	(38,528,658)
Net loss	(9,108,524)	(14,779,369)	(8,431,303)	(8,851,445)	(41,170,641)
Net loss attributable to BioAmber Inc. shareholders	(8,398,230)	(13,979,155)	(7,050,906)	(7,797,587)	(37,225,878)
Net loss per share applicable to BioAmber Inc. shareholders —basic	$(0.38)	$(0.58)	$(0.27)	$(0.30)	$(1.52)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective as of December 31, 2016, because of the material weakness as described below.  Notwithstanding this material weakness, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with GAAP.

In connection with the preparation of our quarter ended September 30, 2015 condensed consolidated financial statements, we identified a material weakness in internal control over financial reporting, which was remediated as of March 31, 2016. The material weakness was an inappropriate review process of non-routine complex financial instruments that may have embedded derivatives or other provisions that may have complex accounting impacts, and resulted in an error in the accounting treatment of our Legacy Warrants.  This error resulted in the reclassification of the Legacy Warrants from equity to a non-cash liability and in the correction of our comparative financial statements as presented in Note 19 of the consolidated financial statements and in Item 8 in the December 31, 2015 Annual Report on Form 10-K. The accounting treatment of previous warrants issued was reviewed during the quarter ended September 30, 2015 and confirmed that the error was limited to these Legacy Warrants.  Our review process for non-routine complex financial instruments allowed this error to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the years ended June 30, 2009 to December 31, 2014 or any interim condensed consolidated financial statements for the quarters included therein.

To remediate the material weakness described above, specific actions were implemented, including: improving processes and implementing additional controls around review of new complex financial instruments to identify appropriate accounting treatment and monitoring implication thereafter, and strengthening management’s review controls. Based on the actions taken by management, we successfully completed the assessment necessary to conclude that the previously identified and disclosed material weakness has been remediated as of March 31, 2016.

In connection with the preparation of our year ended December 31, 2016 consolidated financial statements, we identified a material weakness in internal control over financial reporting, that if not corrected, could result in a material misstatement in our financial statements. The material weakness is related to accounting for non-routine or complex transactions, which resulted in an error in the accounting treatment in a complex revenue recognition transaction and in an inadequate financial statements disclosure. Our review process for the accounting treatment for non-routine or complex transactions allowed these errors to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the year ended December 31, 2016. We have taken certain actions to begin remediating this material weakness including the initiation of the process for the retention of an accounting firm to provide technical consulting services with respect to complex accounting issues.  However, we cannot assure our shareholders that these measures will be sufficient to remediate the material weakness that has been identified or prevent future material weaknesses or significant deficiencies from occurring.

Despite the existence of this material weakness, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States of America, and do not contain any untrue statement of a material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it was made.  The consolidated financial statements together with the other financial information included in the consolidated filings fairly present, in all material respects, the financial condition, financial performance and cash flows of the Company for the year ended December 31, 2016.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, we identified a material weakness in internal control over financial reporting described in greater detail above in “—Evaluation of Disclosure Controls and Procedure”.  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016.  The Company has implemented specific actions described above to begin remediating the material weakness.

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
Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

Item 16. Form 10-K Summary

Not applicable.

Schedule I—Condensed Parent Company Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BioAmber Inc.

We have audited the consolidated financial statements of BioAmber Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated March 16, 2017 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s ability to continue as a going concern); such report is included elsewhere in this Form 10-K. Our audits also included the condensed financial statement schedule of the Company listed in Item 15. This condensed financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such condensed financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte LLP1

Montreal, Canada

March 16, 2017

1CPA auditor, CA, public accountancy permit No. A118581

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for BioAmber Inc., which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2016, BioAmber Inc’s restricted net assets of consolidated subsidiaries were $52.4 million and exceeded 25% of its total consolidated net assets.

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

Condensed Statements of Operations (Parent Company Only)

	Year Ended December 31
	2016	2015	2014
	$	$	$
Revenues
Intercompany revenue	1,117,105	2,160,695	2,613,791
Product sales	856,419	2,008,521	—
Total revenues	1,973,524	4,169,216	2,613,791
Cost of goods sold excluding depreciation and amortization	499,702	1,860,169	—
Operating expenses
General and administrative	8,950,804	11,251,327	11,088,191
Research and development, net	5,948,377	10,554,326	11,245,482
Sales and marketing	1,670,155	2,706,629	2,746,272
Depreciation of property and equipment and amortization intangible assets	266,885	178,860	216,356
Foreign exchange (gain) loss	(247,633)	627,454	447,285
Operating expenses	16,588,588	25,318,596	25,743,586
Operating loss	15,114,766	23,009,549	23,129,795
Amortization of deferred financing costs and debt discounts	667,893	268,103	269,544
Financial charges (income), net	(2,271,276)	1,027,225	11,935,966
Loss on debt extinguishment, net	—	374,386	622,179
Interest revenue from related parties	(38,801)	—	(766,300)
Equity participation in losses of equity method investment	8,979,625	12,883,547	10,852,568
Other charge (income), net	25,874	(336,932)	430,273
Net loss	22,478,081	37,225,878	46,474,025

Foreign currency translation adjustment	(36,798)	(199,529)	2,496,674
Total comprehensive loss	22,441,283	37,026,349	48,970,699

Condensed Balance Sheets (Parent Company Only)

	As of	As of
	December 31,	December 31,
	2016	2015
	$	$
Assets
Current assets
Cash	12,761,912	2,360,297
Accounts receivable from related parties	2,339,476	115,115,304
Accounts receivable	421,767	135,793
Inventories	89,895	533,731
Prepaid expenses	183,970	315,564
Valued added tax, income taxes and other receivables	278,727	279,986
Restricted cash	8,896,796	—
Total current assets	24,972,543	118,740,675
Property and equipment, net	3,424,790	3,620,507
Investment in equity method investments	66,485,467	620,358
Intangible assets, net	5,676,716	3,164,991
Deferred financing costs	523,633	271,264
Total assets	101,083,149	126,417,795

Liabilities
Current liabilities
Accounts payable and accrued liabilities	3,210,914	4,014,279
Accounts payable to related parties	91,188	159,599
Warrants financial liability	14,496,796	—
Short-term portion of long-term debt	18,036,473	5,058,318
Total current liabilities	35,835,371	9,232,196
Long-term debt	—	4,799,567
Warrants financial liability	739,546	12,231,906
Other long-term liabilities	—	172,500
Excess of equity participation in losses of investments	1,127,555	36,180,652
Total liabilities	37,702,472	62,616,821
Commitments and contingencies
Shareholders’ equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 30,612,733 and 26,181,753 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	306,126	261,816
Additional paid-in capital	280,823,632	258,796,123
Warrants	697,242	748,075
Accumulated deficit	(220,767,978)	(198,289,897)
Accumulated other comprehensive loss	2,321,655	2,284,857
Total shareholders’ equity	63,380,677	63,800,974
Total liabilities and equity	101,083,149	126,417,795

Condensed Statements of Cash Flows (Parent Only)

	Year Ended December 31
	2016	2015	2014
	$	$	$
Cash flows from operating activities
Net loss	(22,478,081)	(37,225,878)	(46,474,025)
Adjustments to reconcile net loss to cash:
Stock-based compensation	3,579,396	4,790,608	6,949,205
Depreciation of property and equipment and amortization of intangible assets	266,885	178,860	216,356
Amortization of deferred financing costs and debt discounts	667,893	268,103	269,544
Equity participation in losses of equity method investments	8,979,625	12,883,547	10,852,568
Other long-term liabilities	7,500	45,000	45,000
Financial charges (income), net	(6,014,385)	(1,747,177)	6,759,358
loss on debt extinguishment	—	—	401,207
Changes in operating assets and liabilities
Change in account receivable	(285,974)	186,790	(476,851)
Change in inventories	443,836	1,268,096	(1,801,826)
Change in prepaid expenses and deposits	131,594	350,929	(260,855)
Change in research and development tax credits receivable, value added tax, income taxes and other receivables	1,259	270,190	(550,553)
Change in accounts payable from related parties	—	(1,569,320)	1,317,193
Change in accounts payable and accrued liabilities	(1,221,589)	960,544	728,726
Net cash used in operating activities	(15,922,041)	(19,339,708)	(22,024,953)
Cash flows from investing activities
Acquisition of property and equipment and intangible asset	106,568	(6,385,848)	(94,793)
Change in accounts receivable from subsidiaries	—	(22,225,820)	(17,769,414)
Capital redistribution from (investment in) equity method investments	—	(412,433)	(32,281,790)
Net cash used in investing activities	106,568	(29,024,101)	(50,145,997)

Cash flows from financing activities
Deferred financing costs	(1,497,533)	(392,159)	(253,924)
Issuance of long-term debt	19,235,000	—	24,500,000
Repayment of long-term debt	(10,000,000)	(15,000,000)	(25,000,000)
Net proceeds from issuance of common shares	18,479,621	33,280,167	36,250,737
Net cash provided by financing activities	26,217,088	17,888,008	35,496,813
Increase (decrease) in cash	10,401,615	(30,475,802)	(36,674,137)
Cash, beginning of period	2,360,297	32,836,099	69,510,236
Cash, end of period	12,761,912	2,360,297	32,836,099

Supplemental cash flow information:
Non-cash transactions:
Interest paid	1,300,867	2,282,361	2,413,828

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2017.

BIOAMBER INC.

By:	/s/ Fabrice Orecchioni
Fabrice Orecchioni
President and Acting Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Fabrice Orecchioni and Mario Saucier, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Fabrice Orecchioni Fabrice Orecchioni	President and Acting Chief Executive Officer (Principal Executive Officer)	March 16, 2017

/s/ Mario Saucier Mario Saucier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2017

/s/ Raymond Land Raymond Land	Chairman of the Board of Directors	March 16, 2017

/s/ Kurt Briner Kurt Briner	Director	March 16, 2017

/s/ George F.J. Gosbee George F.J. Gosbee	Director	March 16, 2017

/s/ Heinz Haller Heinz Haller	Director	March 16, 2017

/s/ Ellen Richstone Ellen Richstone	Director	March 16, 2017

/s/ Kenneth W. Wall Kenneth W. Wall	Director	March 16, 2017

/s/ Jean-François Huc Jean-François Huc	Director	March 16, 2017

EXHIBIT INDEX

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation	S-1	333-177917	4/11/2013	3.1

3.2	Amended and Restated By-Laws	S-1	333-177917	4/11/2013	3.2

4.1	Form of Common Stock certificate of the Registrant	S-1	333-177917	4/11/2013	4.1

4.2	Amended and Restated Shareholders’ Agreement by and among the stockholders listed therein and the Registrant, dated as of April 15, 2011.	S-1	333-177917	3/15/2012	4.2

4.3	First Amendment to the Amended and Restated Shareholders’ Agreement, dated as of November 4, 2011.	S-1	333-177917	3/15/2012	4.3

4.4	Second Amendment to the Amended and Restated Shareholders’ Agreement, dated as of February 6, 2012.	S-1	333-177917	3/15/2012	4.4

4.5	Third Amendment to the Amended and Restated Shareholders’ Agreement, dated as of May 2, 2013.	S-1	333-177917	5/2/2013	4.5

4.6	Form of Common Stock Purchase Warrant.	S-1	333-177917	5/9/2013	4.6

4.7	Form of Unit Certificate.	S-1	333-177917	5/9/2013	4.7

4.8†	2008 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	S-8	333-190622	8/14/2013	4.2

4.9†	Amended and Restated 2013 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	8-K	001-35905	5/19/2015	10.1

4.10	Warrant Agency Agreement dated as of December 29, 2016 by and between BioAmber Inc. and Computershare Inc.	8-K	001-35905	12/29/2016	4.2

4.11	Form of Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	12/29/2016	4.1

4.12	Form of Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	12/29/2016	4.1

10.1†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1	333-177917	4/11/2013	10.1

10.2†	BioAmber Inc. (f/k/a DNP Green Technology, Inc.) Stock Incentive Plan, as amended, and Form of Option Certificate and Award Agreement.	S-1	333-177917	3/15/2013	10.2

10.3†	Employment Agreement between BioAmber Canada Inc. (f/k/a DNPGT Canada Inc.) and Jean-François Huc, dated July 1, 2009.	S-1	333-177917	12/22/2011	10.3

10.4†	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-41).	S-1	333-177917	12/22/2011	10.4

10.5	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-42).	S-1	333-177917	12/22/2011	10.5

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.6	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-16).	S-1	333-177917	12/22/2011	10.6
10.7	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-17).	S-1	333-177917	12/22/2011	10.7

10.8	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Roger Laurent Bernier (Certificate No. LW-38).	S-1	333-177917	12/22/2011	10.8

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

10.9	Subscription Agreement between the Registrant and Jean-François Huc dated February 6, 2009.	S-1	333-177917	12/22/2011	10.9

10.10	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Jean- François Huc.	S-1	333-177917	12/22/2011	10.10

10.11	Subscription Agreement between the Registrant and Dilum Dunuwila dated February 6, 2009.	S-1	333-177917	12/22/2011	10.11

10.12	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Dilum Dunuwila.	S-1	333-177917	12/22/2011	10.12

10.13	Subscription Agreement between the Registrant and Kurt Briner dated February 6, 2009.	S-1	333-177917	12/22/2011	10.13

10.14	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Kurt Briner.	S-1	333-177917	12/22/2011	10.14

10.15	Subscription Agreement between the Registrant and Michael Hartmann dated February 6, 2009.	S-1	333-177917	12/22/2011	10.15

10.16	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.16

10.17	Subscription Agreement between the Registrant and Roger Laurent Bernier dated February 6, 2009.	S-1	333-177917	12/22/2011	10.17

10.18	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.18

10.19	Secured Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated June 22, 2009.	S-1	333-177917	3/15/2012	10.19

10.20	Common Stock Purchase Warrant to purchase shares of common stock dated June 22, 2009 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.20

10.21	Stock Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated September 30, 2009.	S-1	333-177917	3/15/2012	10.21

10.22	Stock Purchase Agreement between the Registrant and MCVP Technology Fund I, LLC dated September 30, 2009.	S-1	333-177917	3/15/2012	10.22

10.23	Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated November 23, 2010.	S-1	333-177917	3/15/2012	10.23

10.24	Stock Purchase Agreement between the Registrant and the parties set forth therein dated April 15, 2011.	S-1	333-177917	3/15/2012	10.24

10.25	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.25
10.26	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to MCVP Technology Fund I, LLC.	S-1	333-177917	12/22/2011	10.26

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.27	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Jean-François Huc.	S-1	333-177917	12/22/2011	10.27

10.28	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.28

10.29	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.29

10.30	Stock Purchase Agreement between the Registrant and the parties set forth therein dated November 4, 2011.	S-1	333-177917	3/15/2012	10.30

10.31!	Commercial License Agreement by and between Bioamber S.A.S. and Cargill Inc., dated April 15, 2010, and Amendments to Commercial License Agreement and Development Agreement, dated October 15, 2011.	S-1	333-177917	4/10/2013	10.33

10.33!	Joint Venture Agreement by and among the Registrant, BioAmber International S.à.r.l., Mitsui & Co., Ltd. and Bluewater Biochemicals Inc., dated November 2, 2011.	S-1	333-177917	4/1/2013	10.38

10.36	Stock Purchase Agreement by and between the Registrant and Lanxess Corporation, dated February 6, 2012.	S-1	333-177917	3/15/2012	10.43

10.37!	Supply Agreement between Bioamber S.A.S. and Mitsubishi Chemical Corporation, effective July 1, 2011.	S-1	333-177917	4/10/2013	10.44

10.38	Lease Agreement between the Registrant and St. Paul Fire and Marine Insurance Company, dated December 20, 2011.	S-1	333-177917	3/15/2012	10.46

10.39!	Prosperity Initiative Regional Diversification Contribution Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of Canada, effective September 16, 2011.	S-1	333-177917	4/1/2013	10.48

10.40	Loan Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of the Province of Ontario, effective September 30, 2011.	S-1	333-177917	3/15/2012	10.49

10.41!	Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, effective February 15, 2012.	S-1	333-177917	4/10/2013	10.50

10.42	Amending Agreement #1 to Prosperity Initiative Regional Diversification Contribution Agreement, between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of Canada, dated as of March 26, 2012.	S-1	333-177917	3/15/2013	10.51

10.43†	Employment Agreement between the Registrant and Kenneth W. Wall, dated October 24, 2011.	S-1	333-177917	3/15/2013	10.54

10.44†	Summary of compensation arrangement with Kurt Briner.	S-1	333-177917	5/2/2013	10.55

10.45†	Summary of compensation arrangement with Heinz Haller.	S-1	333-177917	5/2/2013	10.56

10.46†	Summary of compensation arrangement with Raymond Land.	S-1	333-177917	5/2/2013	10.57

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.47!	Technology License Agreement by and among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, dated February 15, 2012.	S-1	333-177917	4/10/2013	10.58

10.48	Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of August , 2012.	DRS	377-00032	2/15/2013	10.60

10.49	Second Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of November 5, 2012.	DRS	377-00032	2/15/2013	10.61

10.50!	Agreement of Purchase and Sale, by and between LANXESS Inc. and BioAmber Sarnia Inc., dated as of May 25, 2012.	S-1	333-177917	4/1/2013	10.62

10.51	Memorandum of Agreement of Lease, by and between BioAmber Canada Inc. and Société en Commandite Douze-Cinquante/Twelve-Fifty, Company Limited, dated as of September 24, 2012.	DRS	377-00032	2/15/2013	10.63

10.52	Consent and Amendments to Loan Agreement, by and between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of The Province of Ontario, dated as of September 27, 2012.	DRS	377-00032	2/15/2013	10.65

10.53	Loan Agreement, dated as of June 30, 2014, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto.	10-Q	001-35905	8/12/2014	10.1

10.54	Loan and Security Agreement, dated as of December 17, 2014, among Tennenbaum Capital Partners, Sinoven Biopolymers Inc., BioAmber Canada Inc. and BioAmber International S.a.r.l.	10-K	001-35905	3/16/2015	10.67

10.55	Second Amendment to Loan and Security Agreement, dated as of July 29, 2015, between the Company, Special Value Continuation Partners, LP and Obsidian Agency Services, Inc.	8-K	001-35905	8/4/2015	10.1

10.56	Third Amendment to Loan and Security Agreement, dated as of December 16, 2015, between the Company, Special Value Continuation Partners, LP and Obsidian Agency Services, Inc.	8-K	001-35905	12/17/2015	10.1

10.57	Employment Agreement, dated September 28, 2015, between the Company and Mario Saucier	8-K	001-35905	11/17/2015	10.1

10.58	Consulting Agreement, dated September 28, 2015, between the Company and Mario Saucier.	8-K	001-35905	11/17/2015	10.2

10.61!!	Settlement & Technology Access Agreement between BioAmber Inc. and Reverdia V.O.F., dated December 15, 2015	10-K	001-35905	3/16/2015	10.61

10.62!	Second Amended and Restated Joint Venture Agreement dated as of February 15, 2016 among the Registrant, Mitsui & Co., Ltd. and the other parties thereto	10-Q	001-35905	5/6/2016	10.1

Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.63	Letter of Offer of financing with BioAmber Sarnia Inc. and BDC Capital Inc. dated as of April 19, 2016	10-Q	001-35905	8/9/2016	10.1

10.64	Letter Agreement Offer of financing with BioAmber Inc. and Bridging Finance Inc. dated as of September 9, 2016	10-Q	001-35905	11/7/2016	10.1
10.65*!!	Non-Assertion Agreement, dated as of December 21, 2016, by and between BioAmber Inc. and Mitsubishi Chemical Corporation

21.1	Subsidiaries of the Registrant	10-K	001-35905	3/16/2015	21.1

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
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