Form 10-Q
period 2017-03-31
BioAmber Inc.
filed 2017-05-10
CIK 1534287

è

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35905

BIOAMBER INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0601045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fabrice Orecchioni,

President, Chief Operations Officer and Acting Chief Executive Officer

BioAmber Inc.

1250 Rene Levesque West, Suite 4310

Montreal, Quebec, Canada H3B 4W8

Telephone: (514) 844-8000

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 10, 2017, there were 37,073,776 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

•	the expected market applications for our products and the sizes of these addressable markets;

•	our ability to gain market acceptance for bio-succinic acid, its derivatives including 1,4 BDO and THF and other building block chemicals;

•	our ability to ramp up commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;

•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;

•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives and other building block chemicals;

•	customer qualification, approval and acceptance of our products;

•	our ability to maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;

•	the impact of our off-take agreements on our business with our customers, our distributors and our current and future equity partners;

•	our ability to economically obtain feedstock and other inputs;

•	the achievement of advances in our technology platform;

•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others’ rights;

•	government regulatory and industry certification approvals for our facilities and products;

•	government policymaking and incentives relating to bio-chemicals;

•	our ability to maintain an effective system of internal controls, remediate our existing material weakness and prevent future material weaknesses or significant deficiencies from occurring;

•	our ability to retain members of our senior management team; and

•	our ability to maintain and secure adequate funding for our current business activities.

and other risks and uncertainties referenced under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or the respective dates of documents incorporated by reference herein or therein that include forward-looking statements.

BIOAMBER INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	$	$

Product sales	2,123,468	1,458,485
Cost of goods sold excluding depreciation and amortization	4,111,400	3,062,390
Operating expenses
General and administrative	4,898,142	2,623,663
Research and development, net	1,552,418	1,849,142
Sales and marketing	641,504	1,156,181
Depreciation of property and equipment and amortization of intangible assets	1,235,788	1,153,451
Foreign exchange loss	311,367	121,070
Operating expenses	8,639,219	6,903,507
Operating loss	(10,627,151)	(8,507,412)
Amortization of debt discounts	591,348	601,035
Financial charges (income), net (Note 8)	(8,878,039)	3,445,946
Gain on debt extinguishment (Note 7)	(745,510)	—
Other (income) expense, net	(229,093)	(24,691)
Loss before income taxes	(1,365,857)	(12,529,702)
Income taxes (Note 12)	11,952	6,038
Net loss	(1,377,809)	(12,535,740)
Net income (loss) attributable to:
BioAmber Inc. shareholders	105,833	(10,945,687)
Non-controlling interest	(1,483,642)	(1,590,053)
	(1,377,809)	(12,535,740)
Net income (loss) per share attributable to BioAmber Inc. shareholders - basic	$0.003	$(0.39)
Diluted net earnings (loss) per share attributable to BioAmber Inc. shareholders	$0.003	$(0.39)

Weighted-average of common shares outstanding - basic	33,766,828	28,181,753

Effect of dilutive employee stock options	—	—
Effect of dilutive warrants	424,351	—
Weighted-average of common shares outstanding - diluted	34,191,179	28,181,753

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	$	$
Net loss	(1,377,809)	(12,535,740)
Foreign currency translation adjustment	708,920	6,555,010
Total comprehensive loss	(668,889)	(5,980,730)
Total comprehensive (loss) income attributable to:
BioAmber Inc. shareholders	500,112	6,660,983
Non-controlling interest	(1,169,001)	(680,253)
	(668,889)	(5,980,730)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,	December 31,
	2017	2016
	$	$
Assets
Current assets
Cash and cash equivalents	5,310,553	16,160,017
Accounts receivable	293,296	986,935
Inventories (Note 3)	4,828,560	4,497,640
Prepaid expenses and deposits	884,883	311,654
Valued added tax, income taxes and other receivables	477,215	568,510
Restricted cash	9,003,600	8,896,796
Total current assets	20,798,107	31,421,552
Property and equipment, net (Note 4)	121,643,017	121,628,272
Investment in equity method and cost investments (Note 2)	446,806	446,806
Intangible assets, net (Note 5)	6,073,953	6,126,687
Goodwill	625,364	625,364
Restricted cash	562,725	558,150
Deferred financing costs	581,709	523,634
Total assets	150,731,681	161,330,465

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	4,622,037	6,021,974
Income taxes payable	128,159	115,210
Deferred revenue	—	1,371,575
Warrants financial liability (Note 11)	9,323,600	14,496,796
Short-term portion of long-term debt (Note 7)	3,473,757	23,299,398
Total current liabilities	17,547,553	45,304,953
Long-term debt (Note 7)	30,209,917	29,032,087
Warrants financial liability (Note 11)	1,290,689	739,546
Other long-term liabilities	241,269	247,292
Total liabilities	49,289,428	75,323,878
Commitments and contingencies (Note 9)
Redeemable non-controlling interest (Note 10)	36,346,686	37,515,687
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 34,849,577 and 30,612,733 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	348,495	306,127
Additional paid-in capital	296,881,867	280,819,681
Warrants (Note 11)	697,242	697,242
Accumulated deficit	(220,662,145)	(220,767,978)
Accumulated other comprehensive loss	(12,169,892)	(12,564,172)
Total BioAmber Inc. shareholders’ equity	65,095,567	48,490,900
Total liabilities and equity	150,731,681	161,330,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Par value		Shares	Par value
Balance at December 31, 2016	30,612,733	306,127	280,819,681	424,351	697,242	(220,767,978)	(12,564,172)	48,490,900

Stock-based compensation (Note 11)	—	—	2,286,842	—	—	—	—	2,286,842
Issuance of shares, net of issuance costs	4,236,844	42,368	13,775,344	—	—	—	—	13,817,712
Net income	—	—	—	—	—	105,833	—	105,833
Foreign currency translation	—	—	—	—	—	—	394,280	394,280
Balance at March 31, 2017	34,849,577	348,495	296,881,867	424,351	697,242	(220,662,145)	(12,169,892)	65,095,567

The accompanying notes are integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	$	$
Cash flows from operating activities
Net loss	(1,377,809)	(12,535,740)
Adjustments to reconcile net loss to cash:
Stock-based compensation	2,286,842	949,961
Depreciation of property and equipment and amortization of intangible assets	1,235,788	1,153,451
Loss on disposals of property and equipment	32,360	—
Amortization of debt discounts	591,348	601,035
Other long-term liabilities	(8,105)	(310)
Financial charges (income), net (Note 8)	(9,824,937)	2,448,757
Gain on debt extinguishment (Note 7)	(745,510)	—
Changes in operating assets and liabilities
Change in accounts receivable	698,873	(312,139)
Change in inventories	(305,516)	(346,350)
Change in prepaid expenses and deposits	(575,974)	(265,060)
Change in value added tax, income taxes and other receivables	93,267	(961,658)
Change in deferred revenue	(1,371,575)	—
Change in accounts payable and accrued liabilities	(1,341,235)	(11,016,301)
Net cash used in operating activities	(10,612,183)	(20,284,354)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets, net of disposals	(254,867)	(26,082)
Net cash used in investing activities	(254,867)	(26,082)

Cash flows from financing activities
Deferred financing costs	(58,075)	(197,789)
Repayment of long-term debt (Note 7)	(18,874,866)	(2,382,533)
Net proceeds from issuance of common shares	18,913,791	11,859,175
Proceeds from issuance of shares by a subsidiary (Note 10)	—	17,725,999
Net cash used (provided) by financing activities	(19,150)	27,004,852
Foreign exchange impact on cash and cash equivalents	36,736	390,703
Increase (decrease) in cash and cash equivalents	(10,849,464)	7,085,119
Cash and cash equivalents, beginning of period	16,160,017	6,973,591
Cash and cash equivalents, end of period	5,310,553	14,058,710
Supplemental cash flow information:
Non-cash transactions:
Fixed assets not yet paid	—	15,474
Interest paid	700,542	434,714

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange (“SEC”) rules and regulations and using the same accounting policies as described in Note 2 of the audited consolidated financial statements included in BioAmber Inc. (BioAmber or the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for the adoption of the Accounting Standard Update 2016-09, as referenced in paragraph Retrospective changes below. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2017 or any other future period.

The Company started its commercial operations at the end of 2015, and is currently ramping-up the production at its Sarnia facility. Therefore, the company incurred recurring losses from its past activities since inception. As of March 31, 2017, the Company had positive working capital of $3.3 million, an accumulated deficit of $220.7 million and a net loss of $1.4 million for the three months ended March 31, 2017. The attainment of profitable operations is dependent upon future events, including successful ramp-up of the commercial-scale manufacturing Sarnia facility, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel. These conditions raise substantial doubt regarding our ability to continue as a going concern.

In the event that the Company would not achieve its expected growth rate, the Company may be required to raise additional capital available on its effective shelf filed on January 3, 2017 or to secure a corporate debt in replacement of its corporate debt fully repaid on January 27, 2017 within the next year from its financial statements issuance, in order to continue the production and commercialization of its succinic acid and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If the Company is unable to raise additional capital or obtain debt when required or on acceptable terms, the Company may have to reduce or delay operating expenses as deemed appropriate in order to conserve cash.

The Company’s condensed consolidated financial statements as of March 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. The Company ability to continue as a going concern is dependent upon its ability to generate additional revenue, attain further operating efficiencies, obtain additional equity or debt financing or to reduce expenditures. The Company’s condensed consolidated financial statements as of March 31, 2017 did not include any adjustments that might result from the outcome of this uncertainty.

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

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company adopted this guidance on January 1, 2017 and made an accounting policy election to account for forfeitures as they occur, the impact of which is generally consistent with the Company’s current forfeiture estimate. There is no cumulative-effect adjustment to retained earnings as of the beginning of the period in which this ASU is adopted.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU-2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016.  The Company adopted this guidance on January 1, 2017, and there was no impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. The Company evaluated this standard and concluded that there will be no impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The purpose of this guidance is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim or annual periods beginning after December 15, 2017 and early adoption is permitted. This guidance must be applied retrospectively. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated cash flows.

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

AmberWorks had a net loss of $nil for the three months ended March 31, 2017 and 2016, respectively. Sinoven’s share of the net loss amounted to $nil for those periods.

AmberWorks had total assets of $68,744 and total liabilities of $nil as of March 31, 2017 and December 31, 2016, respectively. Sinoven’s share of net assets amounted to $34,372 as of those periods, respectively.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in Comet Biorefining Inc., a start-up private company, which represented less than 6.6% ownership interest. This investment is recorded using the cost investment method.

3. Inventories

	March 31,	December 31,
	2017	2016
	$	$
Finished goods	4,163,706	3,638,562
Work in progress	10,029	117,642
Raw material	476,514	567,441
Supplies and spare parts	178,311	173,995
Total	4,828,560	4,497,640

4. Property and equipment

	Estimated
	Useful	March 31,	December 31,
	Life	2017	2016
	(years)
		$	$
Land		267,844	265,667
Building	40	88,130,156	87,296,018
Machinery and equipment	5 - 20	36,012,745	35,655,348
Furniture and fixtures	5 - 8	114,811	114,078
Computers, office equipment and peripherals	3 - 7	186,022	184,865
Leasehold improvement	10	330,724	328,035
Construction in-progress		3,349,298	3,324,862
		128,391,600	127,168,873
Less: accumulated depreciation		(6,748,583)	(5,540,601)
Property and equipment, net		121,643,017	121,628,272

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $1,183,698 and $1,100,510 for the three months ended March 31, 2017 and 2016, respectively.

5. Intangible assets

	March 31,	December 31,
	2017	2016
	$	$

License with indefinite-lived	3,106,767	3,106,767
Acquired licenses with definite-lived	3,017,550	3,017,550
Computer software and licenses	386,822	384,972
Less: accumulated amortization	(437,186)	(382,602)
Intangible assets, net	6,073,953	6,126,687

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $52,090 and $52,941 for the three months ended March 31, 2017 and 2016, respectively.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
	$	$
Trade accounts payable	2,637,070	4,601,835
Accrued payroll and bonus	1,005,611	383,117
Consulting and legal fees	607,480	635,722
Accrued interest	155,841	184,567
Other	216,035	216,733
Total	4,622,037	6,021,974

7. Short-term and Long-term debt

i)	Sustainable Jobs and Investment Fund (“SJIF”)

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

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The loan’s principal is repayable in 20 equal quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which could not exceed originally CAD$45 million in the aggregate as long as any principal of the loan remains outstanding, and ii) dividends may not be declared or paid without the consent of the lender. The loan agreement was amended to increase the third party credit facilities from CAD$45 million to CAD$60 million in the aggregate in June 2014, and subsequently from CAD$60 million to CAD$67.5 million in the aggregate in March 2016. These covenants were met as of March 31, 2017.

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

These covenants were met as of March 31, 2017.

On March 20, 2013, BioAmber Sarnia agreed with FEDDEV to amend the repayment of principal from the period October 2013 to October 2018, to the period October 2014 to October 2019. In May 2014, the repayment of principal was subsequently amended to the period October 2015 to October 2020.  In March 2017, BioAmber Sarnia agreed with FEDDEV to amend the repayment of principal from $200,000 monthly until October 2020, to $50,000 quarterly starting from January 1, 2017 to March 31, 2018, to $50,000 monthly from April 1, 2018 to March 1, 2019, to $100,000 monthly from April 1, 2019 to March 1, 2020, and to $150,000 monthly from April 1, 2020 to February 1, 2024.

The Company recorded the impact of the amendments in accordance with FASB ASC 470-50, Debt Modifications and Extinguishments. Accordingly, the amendments were recorded as a debt extinguishment and the issuance of new debt, with new terms. For the three months ended March 31, 2017, a gain on debt extinguishment of $1.3 million was recorded.

The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was between 12% and 15%, being the interest rates a loan with similar terms and conditions would carry.

iv)	Minister of Agriculture and Agri-Food of Canada (“AAFC”)

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million, for the AgriInnovation Program. This loan provided progressive disbursements as eligible costs were incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2026 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. On February 13, 2017, the Company agreed with AAFC to modify the principal repayment to have no principal repayment during the period of January 1, 2017 until January 30, 2018, and then repay in equal monthly payments commencing January 30, 2018 and coming due monthly on that day, such that the loan is fully repaid by March 31, 2025. These covenants were met as of March 31, 2017.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. On August 9, 2016, the loan agreement was amended, to adjust the financial covenants to require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at all times, to be certified monthly, during the term of the loan starting September 30, 2017. Financial covenants also include a minimum cash balance requirement of CAD$4.0 million, and a minimum gross revenue from product sales covenant. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. On December 1, 2016, a waiver was obtained to reduce the minimum cash balance requirement from CAD$4 million to

CAD$2 million until January 31, 2017, and a second waiver was received in February 2017 to postpone this cash balance requirement to March 31, 2017. All applicable covenants as of March 31, 2017 have been met.

vi)	BDC Capital Inc. (“BDC”)

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

On May 12, 2016, an amendment to the BDC Loan was signed to modify the commencement instalment repayment date from April 15, 2017 to October 15, 2017 and continuing monthly until September 15, 2022. On July 22, 2016, a second amendment was signed to modify certain debt covenants, including the term debt to tangible equity ratio of maximum of 0.85:1, and the debt service ratio of at least 1.10:1 commencing on the quarter ending December 31, 2017, and increasing to 1.50:1 for the quarter ending June 30, 2019. In addition, pursuant to this amendment, the fixed interest rate was adjusted to 14.90% per year, which can vary upon achievement of certain milestones. All applicable covenants as of March 31, 2017 have been met.

vii) Bridging Finance Inc. (“Bridging”)

On September 9, 2016, the Company entered into an agreement for a demand non-revolving credit facility (the “Facility”) with Bridging, and received the loan proceeds of CAD$25 million, net of 1.50% of financing fees. The proceeds were used to repay in full the outstanding principal amount of its loan with TCP and to fund general corporate expenses.

The Facility was repayable at the earlier of the date of demand or September 30, 2017. The Facility bears interest at an annual interest rate of the Bank of Montreal prime rate plus 10.8%, calculated on a daily outstanding balance of the Facility and compounded monthly, payable on the last business day of each month.  Subject to (i) the right of Bridging to demand the payment of the loan at any time (subject to a grace period of 15 days) or (ii) the occurrence of an event of default, the principal of the loan will be reimbursable in one lump-sum payment at its maturity date.  On the occurrence of an event of default, as more fully described in the agreement, interest shall be calculated at annual rate of 21% per annum calculated and compounded as aforesaid.

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

On January 27, 2017, the Company paid off and terminated its facility agreement with Bridging. The Company reimbursed the CAD$ 25 million principal owed, as well as accrued and unpaid interest and fees. The balance of unamortized debt discount of $528,206 was written-off and recorded as loss on debt extinguishment during the three months ended March 31, 2017. As a result of the repayment, Bridging is required to terminate its security interest in the corporate level assets of the Company, according to the terms contained in the facility agreement.

The balance of the outstanding long-term debt is as follows:

	March 31,	December 31,
	2017	2016
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $415,519)	311,764	327,835
Less: debt discount	(181,508)	(180,032)
Amortization of debt discount	137,587	130,774
Less: short-term portion of debt	(75,030)	(74,420)
	192,813	204,157

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	11,254,500	11,163,000
Less: debt discount	(5,156,110)	(5,114,190)
Amortization of debt discount	2,108,317	1,846,954
	8,206,707	7,895,764

Federal Economic Development Agency:
Face value (CAD $9,000,000)	6,752,700	6,697,800
Less: debt discount	(3,195,140)	(3,169,163)
Less: short-term portion of debt	(112,547)	(1,786,080)
Gain on debt extinguishment	(1,885,719)	(601,616)
Amortization of debt discount	2,413,345	2,313,885
	3,972,639	3,454,826

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $9,074,074)	6,808,276	6,883,850
Less: debt discount	(3,561,017)	(3,532,065)
Amortization of debt discount	897,312	836,234
Less: short-term portion of debt	(234,768)	(744,200)
	3,909,803	3,443,819

EDC:
Face value (CAD $15,384,615)	11,543,077	11,449,231
Less: debt discount	(2,887,225)	(2,863,751)
Amortization of debt discount	1,150,317	1,006,724
Less: short-term portion of debt	(2,308,615)	(2,289,846)
	7,497,554	7,302,358

BDC:
Face value (CAD $10,000,000)	7,503,000	7,442,000
Less: debt issuance cost	(371,420)	(368,403)
Amortization of debt discount	41,618	25,945
Less: short-term portion of debt	(742,797)	(368,379)
	6,430,401	6,731,163

Bridging:
Face value	—	18,605,000
Less: debt issuance cost	—	(627,069)
Amortization of debt issuance cost	—	58,542
Less: short-term portion of debt	—	(18,036,473)
	—	—
Long-term debt, net	30,209,917	29,032,087

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	EDC	BDC	Total
	$	$	$	$	$	$	$
April 2017 - March 2018	75,030	—	112,547	234,768	2,308,615	742,797	3,473,757
April 2018 - March 2019	75,030	2,250,900	450,180	939,073	2,308,615	1,485,594	7,509,392
April 2019 - March 2020	75,030	2,250,900	900,360	939,073	2,308,615	1,485,594	7,959,572
April 2020 - March 2021	86,674	2,250,900	1,350,540	939,073	2,308,615	1,485,594	8,421,396
April 2021 and thereafter	—	4,501,800	3,939,073	3,756,289	2,308,617	2,303,421	16,809,200
Total	311,764	11,254,500	6,752,700	6,808,276	11,543,077	7,503,000	44,173,317

8. Financial charges (income), net

	Three months ended
	March 31,
	2017	2016
	$	$
End of term charge on long-term debt	—	129,117
Interest on long-term debt	645,489	490,605
Revaluation of the warrants financial liability (Note 11)	(9,824,937)	2,834,421
Issuance costs of the warrants financial liability	349,739	—
Other interest charge (income), net	(48,330)	(8,197)
Total financial charges (income), net	(8,878,039)	3,445,946

9. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. As of March 31, 2017, leases payments for the next nine months of 2017, and on a twelve months basis for the remaining years, are the following:

March 31, 2017
$
2017	132,220
2018	161,614
2019	156,557
2020	168,341
2021	176,758
Thereafter	73,649

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of March 31, 2017, the royalty payments commitments for the next nine months of 2017, and on a twelve months basis for the remaining years are the following:

March 31, 2017
$
2017	937,500
2018	1,500,000
2019	1,200,000
2020	1,200,000
2021	1,200,000
Thereafter	9,000,000

The royalties the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $20,031 and $ 51,039 for the three months ended March 31, 2017 and 2016, respectively, and are included in research and development expenses in the consolidated statements of operations.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with Arlanxeo inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$750,000 or $562,364 when converted into U.S. dollars as of March 31, 2017 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with Arlanxeo inc. under which minimum yearly payments are required. As of March 31, 2017, purchase obligations commitments for the next nine months of 2017, and on a twelve months basis for the remaining years are the following:

March 31, 2017
$
2017	1,781,473
2018	2,548,352
2019	2,548,352
2020	2,548,352
2021	2,548,352
Thereafter	3,460,758

Litigation

On March 18, 2017, a putative securities class action lawsuit was filed against the Company and Messrs. Huc, Orecchioni and Saucier in federal district court in New York alleging violations of the U.S. Exchange Act and the U.S. Securities Act.

The complaint principally alleges that the prospectus for our January 2017 follow-on public offering failed to disclose the postponement of a large customer order. The Company believes the suit is without merit and intend to vigorously defend it. The potential loss is therefore remote.

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows. The Company believes possible losses are remote.

10. Redeemable non-controlling interest

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

On February 15, 2016, the Company signed a second amended and restated joint venture agreement (the “Second Amended JV Agreement”) with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for a total amount of $17.7 million (CAD$25 million), which increased Mitsui’s share ownership to 40.8%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its Board of directors from five to six members, and BioAmber and Mitsui have the right to designate three members each.  All Board decisions have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia Board members, except that with respect to the following matters, which BioAmber, as the controlling shareholder of BioAmber Sarnia, have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and firing of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  BioAmber also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, BioAmber would no longer have the deciding votes described in the preceding sentence. On March 31, 2017, BioAmber Inc. provided with additional capital contributions for an aggregate amount of CAD$8 million, which decreased Mitsui ownership to approximately 39%.

As of March 31, 2017, the estimated redemption value of the redeemable non-controlling interest was $27.1 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, December 31, 2016	37,515,687
Mitsui’s additional capital contribution	—
Net loss attributable to redeemable NCI	(1,483,642)
Accumulated other comprehensive income attributable to NCI	314,641
Balance at March 31, 2017	36,346,686

11. Share capital

Secondary Public Offering

On January 21, 2016, the Company completed the closing of another follow-on public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share. The gross aggregate proceeds from this follow-on public offering were approximately $13.0 million, with net proceeds of approximately $11.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details. On December 29, 2016, the Company completed the closing of another follow-on public offering and issued 1,748,750 shares of common stock, at an offering price to the public of $4.00 per share. In addition, in connection with this offering, the Company issued the Special Warrant at an issue price of $8,896,796. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details. On January 27, 2017, the Company completed the closing of a follow-on public offering and issued 3,684,212 shares of common stock, together with warrants to purchase up to 1,842,106 shares of common stock with an initial exercise price of $5.50 per share of common stock (the “2017 Warrants”), at a public offering price of $4.75 per fixed combination consisting of one share of common stock and associated 2017 Warrant to purchase one-half share of common stock. We also granted the Underwriters a 30-day option to purchase up to an additional 552,632 shares of common stock and/or 2017 Warrants to purchase 276,316 shares of common stock at the public offering price, which they exercised in full on January 27, 2017. The net proceeds from this offering (including the exercise in full of the option to purchase additional shares and 2017 Warrants, but assuming no exercise of the 2017 Warrants) is approximately $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by the Company. Refer to section Warrants financial liability below for the details on accounting treatment of the 2017 Warrants.

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

As of March 31, 2017, the fair value of those warrants was determined to be $0.36 and $0.55 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $140,425 classified as warrants financial liability on the consolidated balance sheets. It resulted in a financial (income) charge of $(599,121) and $(430,250) for the three months ended March 31, 2017 and 2016, respectively.

As of December 31, 2016, the fair value of those warrants was determined to be $2.16 and $2.38 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $739,546 classified as warrants financial liability on the consolidated balance sheets.

IPO Warrants

The warrants issued upon the completion of the IPO (“IPO Warrants”), are exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. Per the IPO warrants agreement, the Company has the possibility to extend the termination date without the consent of the holders. The initial fair value of the warrants was determined to be $2.02 per warrant using the Black-Scholes option pricing model. The warrants contain full ratchet, anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrant, with certain exceptions. The exercise price of $11.00 per whole share of common stock is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock issuances or other similar events affecting the company’s common stock. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. During the year ended December 31, 2015, the exercise price of the outstanding IPO Warrants was adjusted from $11.00 to $9.00 per whole share of common stock following the May 2015 public offering. During the year ended December 31, 2016, the exercise price was adjusted from $9.00 to $5.00 per whole share of common stock and subsequently from $5.00 to $4.00 per whole share of common stock, pursuant the terms of such warrants, following the January 2016 and the December 2016 public offerings, respectively. The Company had the ability to reduce the exercise price or extend the exercise period without the consent of the IPO Warrants holders.

On March 31, 2017 and December 31, 2016, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $0.04 and $0.70 per warrant, respectively, for a total fair value of $320,000 and $5,600,000, respectively. As a result, the liability was revalued at the balance sheet date resulting in a financial charge (income) of $(5,280,000) and $3,264,000 for the three months ended March 31, 2017 and 2016, respectively.

Special Warrant

On December 29, 2016, the Company entered into a Canadian Securities Purchase Agreement (the “Purchase Agreement”) with the purchaser’s party thereto to issue and sell warrant (the “Special Warrant”) to purchase an aggregate of 2,224,199 shares of common, for a gross proceed of $8,896,796, that were placed into an escrow account, recorded as restricted cash, to be released upon the exercise or deemed exercise of the Special Warrant pursuant to the terms of the Purchase Agreement. The exercise price per share for the common stock underlying the Special Warrant is $4.00. The net proceeds from the Warrants Offering were $3.80 per share of common stock underlying the Special Warrant, representing a placement agent fee of 5.0%, before expenses payable by the Company.

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

2017 Warrants

On January 27, 2017, the Company issued 2,118,422warrants, to purchase 2,118,422 shares of our common stock at an exercise price of $5.50 per share. The termination date is 4 years after the issuance date of those warrants. Per the 2017 Warrants agreement, the Company has the possibility to extend the termination date and the warrants exercice price without the consent of the holders. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. The initial fair value of the warrants was determined to be $2.41 per warrant using the Black-Scholes option pricing model, the residual amount of the gross proceeds were allocated to the common shares. The financing costs associated with the 2017 warrants issuance were recorded as financial charge in the consolidated statements of operations, in the amount of $349,739. As of March 31, 2017, the fair value of those warrants was determined to be $0.54 per warrants. As a result, the liability was revalued at the balance sheet date resulting in a financial income of $3,945,816.

Stock option plan

Stock-based compensation expense was allocated as follows:

	Three months ended
	ended
	March 31,
	2017	2016
	$	$
General and administrative	1,743,467	542,032
Research and development	492,157	354,697
Sales and marketing	51,218	53,232
Total compensation expense	2,286,842	949,961

The following table summarizes activity under the Plan:

	Numbers of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	5,599,511	$6.73	6.71	3,027,426
Granted	1,294,407	3.55
Forfeited or cancelled	(254,008)	4.82
Outstanding, end of period	6,639,910	$6.19	6.59	516,250
Exercisable, end of period	4,336,273	$6.93	5.83	516,250
Per share weighted average grant-date fair value of options granted		$2.09

The fair value of options granted was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three months ended
	March 31,
	2017	2016
Risk-free interest rate	1.73%	1.64%
Expected life (in years)	4.50	6.25
Volatility	77.16%	80.29%
Expected dividend yield	0.00%	0.00%

Warrants

During the three months ended March 31, 2017 and 2016, no warrants were exercised.

As at March 31, 2017, the Company had the following warrants and warrants financial liability outstanding to acquire common shares:

Number	Exercise price	Expiration date
264,961	$1.07	May 2017 - September 2019
159,390	$1.43	February 1, 2019
219,264	$5.47	October 2014 - June 2019
111,434	$8.97	April 1, 2021
4,000,000	$4.00	May 9, 2017
2,224,199	$4.00	April 28, 2017
2,118,422	$5.50	January, 2021
9,097,670

12. Income taxes

Based on the Company’s evaluation at March 31, 2017, management has concluded that there has been no change to the recorded uncertain tax positions requiring adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2012 through December 31, 2016.

For the three month periods ended March 31, 2017 and 2016, the Company’s effective income tax rates were 0.88% and (0.05)% respectively, compared to an applicable U.S. combined federal and state income tax rate of 35%. The difference between the effective tax rate and U.S. statutory tax rate as of March 31, 2017 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended March 31, 2017, the Company recorded valuation allowances on deferred tax assets relating to current year losses and temporary differences.

The Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2012 to present. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2012 to the present.

13. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of March 31, 2017, is equal to the carrying amount of its financial assets.

Interest Rate Risk

We had cash balances totaling $5.3 million at March 31, 2017. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. The Company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate were to increase, the interest rates for the remaining term of the loan would increase.

14. Fair value of financial assets and liabilities

For cash, restricted cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at March 31, 2017 and December 31, 2016. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

The fair value of the IPO warrants was calculated using the Black-Scholes option pricing model using various assumptions which was a level 3 fair value measurement. As these warrants started trading freely on the New York Stock Exchange on June 10, 2013, the closing value of these warrants, which is a level 1 measurement was used to calculate the fair value from June 10, 2013 onwards.

The fair value of the warrants issued in connection with the June 2009 and April 2011 financing transaction was calculated using the Monte Carlo model, which is a level 3 measurement. The fair value of the 2017 Warrants was calculated using the Black-Scholes option pricing model using various assumptions which was a level 3 fair value measurement.

15. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three Months Ended March 31,
	2017	2016
	$	$
Product sales to a shareholder	96,262	20,947
Services received by a shareholder	65,813	—

The related party transactions noted above were undertaken in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

16. Subsequent events

On April 28, 2017, the Special Warrant was automatically exercised for 2,224,199 common shares following the issuance of a receipt for the Company’s final prospectus qualifying the underlying shares by the British Columbia Securities Commission. The proceeds of the Special Warrant, recorded as restricted cash in the current assets of the consolidated balance sheet as of March 31, 2017, were released from the escrow concurrently with the deemed automatic exercise of the Special Warrant.

On May 3, 2017, the Company’s common shares started trading on the Toronto Stock Exchange (TSX) under the trading symbol BIOA.

The Company’s IPO warrants expired on May 9, 2017, and stopped trading day on the New York Stock Exchange under the symbol BIOA.WS.

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

On December 29, 2016, we completed the closing of another follow-on public offering and issued 1,748,750 shares of common stock, at an offering price to the public of $4.00 per share. In addition, in connection with this offering, we issued the Special Warrant at an issue price of $8,896,796. On the same date, we issued a special warrant to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million, before commission and expenses payable by us were held in escrow until they were released in accordance with the terms of the warrants in connection with their exercise or deemed exercise, the conditions for which were set forth in the warrants.  The deemed exercise occurred on April 28, 2017, following the issuance of a receipt for our final prospectus qualifying the underlying shares by the British Columbia Securities Commission.

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

On February 17, 2017, Jean-Francois Huc stepped down as our President and CEO and we appointed Fabrice Orecchioni, our COO, as President effective on February 20, 2017. Mr. Huc, who stepped down for personal reasons, will remain a member of our Board and will also assume an advisory role with our management team to help ensure a smooth transition.

On May 3, 2017, the Company’s common shares started trading on the Toronto Stock Exchange (TSX) under the trading symbol BIOA.

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

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build and operate our facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. On February 15, 2016, we, together with our subsidiaries BioAmber International and BioAmber Sarnia, entered into Second Amended JV Agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%. We have retained effective operational control of BioAmber Sarnia. On March 31, 2017, BioAmber Inc. provided with additional capital contributions for an aggregate amount of CAD$8 million, which decreased Mitsui ownership to approximately 39%.

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

We have also signed a non-binding letter of intent with CJ CheilJedang (“CJCJ”).  Under the terms of the agreement, we plan to establish a joint venture with CJCJ in China to produce up to 36,000 metric tons of bio-succinic acid annually and sell the output in Asia.  CJCJ would incur all capital costs required to retrofit an existing fermentation facility in China, including the capital needed during commissioning and startup, and production would begin in Q1 2018.  CJCJ would own 65% of the joint venture and we would own 35%.  We believe this joint venture would allow us to rapidly and effectively penetrate the Chinese market for succinic acid.

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new value-added applications and derivative products. For example, we signed a supply agreement with PTTMCC Biochem in April 2014 for biodegradable plastics, and we have signed additional supply agreements in other new applications such as synthetic leather and other polyurethane applications, including coatings (polyurethane dispersions) made from bio-based succinic acid. We also plan to develop and commercialize derivatives of succinic acid, such as BDO and THF, and to target large and established chemical markets such as adipic acid, where succinic acid can partially substitute the incumbent chemical.

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

Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we have developed our sales and marketing capability and entered into distribution and joint development agreements with strategic partners. On February 15, 2016, we, together with our subsidiaries BioAmber International and BioAmber Sarnia, entered into a second amended joint venture agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of

BioAmber Sarnia. On March 31, 2017, BioAmber Inc. provided with additional capital contributions for an aggregate amount of CAD$8 million, which decreased Mitsui ownership to approximately 39%.

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

Bridging Loan

On September 9, 2016, we entered into a CAD$25 million demand non-revolving credit facility with Bridging Finance. The proceeds were used to repay in full the outstanding principal amount of our prior loan with TCP and the remainder is used to fund general corporate expenses. This loan was fully repaid on January 27, 2017. Refer to Part I, Item 1 in this Quarterly Report on Form 10-Q for more details.

BDC Loan

On August 10, 2016, BioAmber Sarnia received the proceeds from its CAD$10 million loan between BDC and BioAmber Sarnia according to the binding letter of offer dated April 20, 2016.  The proceeds was used to fund the working capital of BioAmber Sarnia’s facility and is repayable monthly from October 15, 2017 until September 15, 2022.

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

On December 29, 2016, we completed the closing of a follow-on public offering and issued 1,748,750 shares of common stock, at an offering price to the public of $4.00 per share. In addition, in connection with this offering, we issued the Special Warrant at an issue price of $8,896,796 to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million, before commission and expenses payable by us were held in escrow until they were released in accordance with the terms of the warrants in connection with their exercise or deemed exercise, the conditions for which were set forth in the warrants. The deemed exercise occurred on April 28, 2017, following the issuance of a receipt for our final prospectus qualifying the underlying shares by the British Columbia Securities Commission. The exercise price of the 2011 Warrants and the warrants that we issued in June 2009 were also reduced following the completion of this public offering, from $9.65 per share and $5.67 per share, respectively, to $8.97 per share and $5.47 per share, respectively. An additional 7,852 warrants at an exercise price of $8.97 and an additional 7,734 warrants at an exercise price of $5.47 per share were issued following adjustments in the number of shares underlying the warrants that were triggered by this issuance.

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

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities were valued using the Black-Scholes pricing model at the date of initial issuance and using the closing value as quoted on the NYSE at each subsequent balance sheet date. The 2009 Warrants and 2011 Warrants are valued using the Monte Carlo method, and the 2017 Warrants are valued using the Black-Scholes pricing model.

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

Comparison of Three months ended March 31, 2017 and 2016

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes:

	Three Months Ended March 31,
	2017	2016	Change
	$	$	$
	(in thousands)

Product sales	$2,123	$1,458	$665
Cost of goods sold excluding depreciation and amortization	4,111	3,062	1,049
Operating expenses
General and administrative	4,898	2,624	2,274
Research and development, net	1,552	1,849	(297)
Sales and marketing	642	1,156	(514)
Depreciation of property and equipment and amortization of intangible assets	1,236	1,154	82
Foreign exchange loss	311	121	190
Operating expenses	8,639	6,904	1,735

Operating loss	(10,627)	(8,508)	(2,119)
Amortization of debt discounts	591	601	(10)
Financial charges (income), net	(8,878)	3,446	(12,324)
Gain on debt extinguishment	(745)	—	(745)
Other expense (income), net	(229)	(25)	(204)
Loss before income taxes	(1,366)	(12,530)	11,164
Income taxes	12	6	6
Net loss	(1,378)	(12,536)	11,158
Net income (loss) attributable to:
BioAmber Inc. shareholders	106	(10,946)	11,052
Non-controlling interest	(1,484)	(1,590)	106
	(1,378)	(12,536)	11,158

Product sales

Product sales increased from $1.5 million for the three months ended March 31, 2016 to $2.1 million for the three months ended March 31, 2017 due to an increase in product volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $3.1 million for the three months ended March 31, 2016 to $4.1 million for the three months ended March 31, 2017. This increase was driven primarily by an increase in volume sold, partially offset by a reduction in our production costs.

General and administrative expenses

General and administrative expenses increased by $2.3 million to $4.9 million for the three months ended March 31, 2017, as compared to $2.6 million for the three months ended March 31, 2016. This was driven one-time severance in connection with the departure of our CEO and CFO for a total of approximately $1.2 million and an additional stock-based compensation expense of $1.2 million from accelerated vesting of the CEO’s unvested stock-options on his departure date.

Research and development expenses

Research and development expenses decreased by $297,000 to $1.6 million for the three months ended March 31, 2017, as compared to $1.8 million for the three months ended March 31, 2016. This is primarily explained by a reduction in research and development expense to support the commission and start-up of the Sarnia facility.

Sales and marketing expenses

Sales and marketing expenses decreased by $514,000 to $642,000 for the three months ended March 31, 2017, as compared to $1.2 million the three months ended March 31, 2016. This was driven by a decrease in salaries, benefits and associated costs, including stock-based compensation and travel expense, following the reorganization of our commercial function in the first quarter of 2016.

Foreign exchange loss

The foreign exchange loss increased from $121,000 for the three months ended March 31, 2017 compared to $311,000 for the three months ended March 31, 2017. The foreign exchange loss during the three months ended March 31, 2017 was mainly driven by the variation of the foreign exchange rate in connection with our Canadian dollar loan with Bridging Finance, that was fully repaid in January 2017.

Financial charges (income), net

Financial charges (income), net decreased to an income of $8.9 million for the three months ended March 31, 2017 as compared to a charge of $3.4 million for the three months ended March 31, 2016. This variation of $12.3 million is mainly due to the non-cash mark-to-market adjustment change of $12.7 million on the IPO warrants, the June 2009 Warrants, the April 2011 Warrants and the 2017 Warrants. It is also due to the issuance costs associated with the 2017 Warrants financial liability of $350,000.

Liquidity and Capital Resources

From inception through March 31, 2017, we have funded our operations primarily from public offerings of our equity securities, private placements of our equity securities, the sale of shares issued by a subsidiary and convertible notes, including recent equity raises for a net proceeds of $18.3 million from our January and December 2016 public offering of our common stock, and $18.6 million from our January 2017 public offering, and Mitsui’s additional capital contribution of CAD$25.0 million in the first quarter of 2016. We also received CAD$82 million from loan and grant proceeds from various Canadian institutional and government agencies in BioAmber Sarnia, including CAD$10 million from BDC in August 2016.

As part of our December 2016 public offering, we issued a warrant to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million was released from escrow and the warrants was automatically exercised on April 28, 2017, following the issuance of a receipt for our final prospectus qualifying the underlying shares by the British Columbia Securities Commission.

In February and March 2017, we signed amended loan agreements with AIP and FEDDEV to delay the principal reimbursement of those loans as further described in the note 7 to the condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We expect our cash requirements over the twelve months ended March 31, 2018 to be $14.0 million. Expected cash outflows for the twelve months ended March 31, 2018 are significantly lower than our cash outflows of $37.6 million for the twelve months ended December 31, 2016 because of (i) the non-recurring expenses from the commissioning and start-up activities of the Sarnia facility paid in early 2016 amounting to approximately $8.6 million, (ii) the expected sales increase from our Sarnia plant, where operations only started in the last quarter of 2015 (such expected sales increase contributing to gross margin of approximately $10.8 million), (iii) the interest expenses incurred by us of approximately $1.8 million related to the reimbursement of our corporate debts with TCP in September 2016 and with Bridging Finance in January 2017, and (iv) an amount of approximately $2.4 million related to the building-up of our inventory at the Sarnia plant over the course of 2016. Our expected cash requirements constitute forward-looking information. We are basing our expected cash requirements on the following assumptions: (i) research and development expenses compared to the prior year will be significantly reduced mainly due to a reduction in our research and development efforts as a result of our transition to a commercial company rather than a research and development company, and a reduction of the support provided by our research and development personnel in connection with the commissioning and start-up of our Sarnia plant, (ii) corporate expenses, including sales and marketing expenses and general and administrative expenses, will be consistent with those incurred in the previous months and in-line with our expected level of activities, (iii) no significant capital expenditures will be required, (iv) material costs associated with our lawsuit in the U.S. will be covered by our insurance, (v) our production level will continue to increase, with the goal to be operating at full capacity in 2018, resulting in a change to positive gross margin principally due to (a) an expected higher volume sold, (b) an expected increase of our selling price, (c) an expected reduction of our variable costs due to economies of operating at a higher throughput, and (d) expected additional revenues resulting from the sale of our co-products, and (vi) our sales will continue to increase as expected at our Sarnia plant, principally due to (a) certain customers being contractually committed to taking larger volumes in 2017 than in 2016, and (b) the completion of the qualification process of our products initiated during the course of 2016 by most of our customers. The reader is cautioned, however, that our actual cash requirements may differ materially from our expected cash requirements, in particular if our assumptions prove to be incorrect. See the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion on our history of losses, the substantial difficulties in ramping up commercial operations at our facility, our limited sales to date, our dependence on limited customers and the challenges we face in developing our business.

In the event that the Company would not achieve the expected growth rate, the Company could amongst other things raise additional capital available on its effective shelf filed on January 3, 2017 or by securing a corporate debt in replacement of its corporate debt fully repaid on January 27, 2017.

Based on the information listed above and the cash on hand at March 31, 2017, we believe we have sufficient cash to fund our operations for at least the next twelve months.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Net cash used in operating activities	(10,612)	(20,284)

Net cash used in investing activities	(255)	(26)

Net cash (provided) used by financing activities	(19)	27,005

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

Cash used in operating activities during the three months ended March 31, 2017 of $10.6 million reflected our net loss of $1.4 million, which was adjusted for non-cash items of $6.4 million and a negative change in operating assets and liabilities of $2.8 million. Non-cash adjustments included stock-based compensation of $2.3 million, $1.2 million of depreciation and amortization, financial income of $10.6 million including mostly the mark-to-market accounting for our financial liability warrants and amortization of debt discounts of $600,000. The amount of operating assets and liabilities is a net outflow of $2.8 million due to a decrease in current liabilities and an increase in current assets.

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

Investing activities

Cash used in investing activities during the three months ended March 31, 2017 of $255,000 included property and equipment purchases.

Cash used in investing activities during the three months ended March 31, 2016 of $26,000 included property and equipment purchases.

Financing activities

Cash used by financing activities during the three months ended March 31, 2017 of $19,000 included the proceeds from issuance of shares of the January 2017 public offering, for a total of $18.9 million, and the Bridging loan repayment with associated costs of $18.9 million.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include fair value determination of assets, liabilities, fair value of intangible assets and goodwill, useful lives of intangible assets, income taxes, stock-based compensation and value of certain equity and debt instruments. These critical accounting policies are the same as those detailed in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent accounting pronouncements

For information on recent accounting pronouncements, see ”Recently adopted and recently issued accounting guidance” in the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash totaling $5.3 million at March 31, 2017. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase.

Commodity Price Risk

We use glucose in our processes, which can be derived from corn, wheat and other feedstocks. Thus, our raw material is sensitive to price fluctuations in feedstock commodities. Prices of corn, wheat and other feedstocks are subject to fluctuations due to unpredictable factors such as weather, quantities planted and harvested, changes in national and global supply and demand, and government programs and policies. Our processes also use a significant amount of natural gas and, as a result, our business is also sensitive to changes in the price of natural gas. The prices for natural gas are affected by weather conditions, overall economic conditions and governmental regulations.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were ineffective at a reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Despite the existence of this material weakness, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States of America. The condensed consolidated financial statements together with the other financial information included in the consolidated filings fairly present, in all material respects, the financial condition, financial performance and cash flows of the Company for the quarter ended March 31, 2017.

During the first quarter of 2017, specific action was implemented to begin remediating the above identified material weakness which include the retention of an accounting firm to provide technical consulting services with respect to complex accounting issues.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 18, 2017, a putative securities class action lawsuit was filed against the Company and Messrs. Huc, Orecchioni and Saucier in federal district court in New York alleging violations of the U.S. Exchange Act and the U.S. Securities Act. The complaint principally alleges that the prospectus for our January 2017 follow-on public offering failed to disclose the postponement of a large customer order. We believe that the suit is without merit and intend to vigorously defend it.

We may be, from time to time, involved in the normal course of business in various legal proceedings. Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to our business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. Except as described above, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

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
10.1

Amending Agreement #5 thereto dated March 16, 2017 of the Prosperity Initiative Regional Diversification Contribution Agreement effective as of September 16, 2011 between Bluewater Biochemicals, a predecessor entity of BioAmber Sarnia, and Her Majesty the Queen in Right of Canada

		X
10.2	Mutual Separation and Consulting Agreement between the Company and Jean-Francois Huc, dated as of February 17, 2017		8-K	001-35905	10.1	2/21/17
10.3	Mutual Separation Agreement by and between the Company and Mario Saucier, dated as of March 31, 2017		8-K	001-35905	10.1	3/31/17
31.1	Certification of the Principal Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Principal Chief Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

BIOAMBER INC.

May 10, 2017

	By:	/s/ Fabrice Orecchioni
Fabrice Orecchioni
President, Chief Operations Officer and Acting Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raymond J. Land
Raymond J. Land
Interim Chief Financial Officer
(Principal Financial Officer)