Form 10-Q
period 2017-06-30
BioAmber Inc.
filed 2017-08-04
CIK 1534287

è

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, there were 37,102,371 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

•

our ability to generate sufficient cash flows and obtain the additional financing we need in order to continue as a going concern and to grow our business, develop or enhance our products or respond to competitive pressures;

•

the expected funding sources of our future planned manufacturing facilities and the expected timing of the completion of construction and the start of commercial operations at each of these facilities;

our joint venture with Mitsui & Co. Ltd., or Mitsui;

•	the impact of the termination of our joint venture with Mitsui & Co. Ltd., or Mitsui, on our ability to maintain and expand our operations at our Sarnia, Ontario facility;

•

our offtake agreements with Vinmar International Ltd., or Vinmar, related to bio-based 1,4-butanediol, which we refer to as 1,4 BDO or BDO, tetrahydrofuran, which we refer to as THF, and bio-based succinic acid, and with PTTMCC Biochem Company Limited, or PTTMCC Biochem, for bio-succinic acid;

•	the expected market applications for our products and the sizes of these addressable markets;

•	our ability to gain market acceptance for bio-succinic acid, its derivatives including 1,4 BDO and THF and other building block chemicals;

•	our ability to ramp up commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;

•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;

•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives and other building block chemicals;

•	customer qualification, approval and acceptance of our products;

•	our ability to maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;

•	the impact of our off-take agreements on our business with our customers, our distributors and our current and future equity partners;

•	our ability to economically obtain feedstock and other inputs;

•	the achievement of advances in our technology platform;

•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others’ rights;

•	government regulatory and industry certification approvals for our facilities and products;

•	government policymaking and incentives relating to bio-chemicals;

•	our ability to maintain an effective system of internal controls, remediate our existing material weakness and prevent future material weaknesses or significant deficiencies from occurring;

•	our ability to recruit a new CEO and retain members of our senior management team;

and other risks and uncertainties referenced under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and those listed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or the respective dates of documents incorporated by reference herein or therein that include forward-looking statements.

BIOAMBER INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	$	$	$	$

Product sales	4,122,282	2,521,097	6,245,750	3,979,582
Cost of goods sold excluding depreciation and amortization	5,731,421	3,480,991	9,842,821	6,543,381
Operating expenses
General and administrative	2,906,842	2,985,456	7,804,984	5,609,119
Research and development, net	1,549,144	1,522,501	3,101,562	3,371,643
Sales and marketing	560,704	583,534	1,202,208	1,739,715
Depreciation of property and equipment and amortization of intangible assets	1,213,596	1,238,411	2,449,384	2,391,862
Foreign exchange (gain) loss	(38,383)	24,909	272,984	145,979
Operating expenses	6,191,903	6,354,811	14,831,122	13,258,318
Operating loss	(7,801,042)	(7,314,705)	(18,428,193)	(15,822,117)
Amortization of debt discounts	649,542	839,410	1,240,890	1,440,445
Financial charges (income), net (Note 8)	397,635	(11,296,346)	(8,480,404)	(7,850,400)
Gain on debt extinguishment (Note 7)	—	—	(745,510)	—
Other (income) expense, net	—	196,788	(229,093)	172,097
(Loss) income before income taxes	(8,848,219)	2,945,443	(10,214,076)	(9,584,259)
Income taxes (Note 12)	58,401	12,341	70,353	18,379
Net (loss) income	(8,906,620)	2,933,102	(10,284,429)	(9,602,638)
Net (loss) income attributable to:
BioAmber Inc. shareholders	(7,138,459)	4,810,667	(7,032,626)	(6,135,020)
Non-controlling interest	(1,768,161)	(1,877,565)	(3,251,803)	(3,467,618)
	(8,906,620)	2,933,102	(10,284,429)	(9,602,638)
Net (loss) income per share attributable to BioAmber Inc. shareholders - basic	$(0.20)	$0.17	$(0.20)	$(0.22)
Diluted net (loss) earnings per share attributable to BioAmber Inc. shareholders	$(0.20)	$0.16	$(0.20)	$(0.22)

Weighted-average number of common shares outstanding - basic	36,398,125	28,781,753	35,089,745	28,481,753

Effect of dilutive employee stock options	—	413,000	—	—
Effect of dilutive warrants	—	491,236	—	—
Weighted-average number of common shares outstanding - diluted	36,398,125	29,685,989	35,089,745	28,481,753

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	$	$	$	$
Net (loss) income	(8,906,620)	2,933,102	(10,284,429)	(9,602,638)
Foreign currency translation adjustment	2,434,273	207,205	3,143,194	6,762,215
Total comprehensive (loss) income	(6,472,347)	3,140,307	(7,141,235)	(2,840,423)
Total comprehensive (loss) income attributable to:
BioAmber Inc. shareholders	(5,626,222)	4,941,912	(5,126,108)	(1,719,071)
Non-controlling interest	(846,125)	(1,801,605)	(2,015,127)	(1,121,352)
	(6,472,347)	3,140,307	(7,141,235)	(2,840,423)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30,	December 31,
	2017	2016
	$	$
Assets
Current assets
Cash and cash equivalents	5,735,095	16,160,017
Accounts receivable	3,741,749	986,935
Inventories (Note 3)	4,866,058	4,497,640
Prepaid expenses and deposits	810,721	311,654
Valued added tax, income taxes and other receivables	448,954	568,510
Restricted cash (Note 11)	—	8,896,796
Total current assets	15,602,577	31,421,552
Property and equipment, net (Note 4)	123,773,054	121,628,272
Investment in equity method and cost investments (Note 2)	446,806	446,806
Intangible assets, net (Note 5)	6,024,277	6,126,687
Goodwill	625,364	625,364
Restricted cash	577,725	558,150
Deferred financing costs	523,633	523,634
Total assets	147,573,436	161,330,465

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	5,943,121	6,021,974
Income taxes payable	202,589	115,210
Deferred revenue	—	1,371,575
Warrants financial liability (Note 11)	—	14,496,796
Short-term portion of long-term debt (Note 7)	4,265,708	23,299,398
Total current liabilities	10,411,418	45,304,953
Long-term debt (Note 7)	30,928,350	29,032,087
Warrants financial liability (Note 11)	1,469,462	739,546
Other long-term liabilities	239,437	247,292
Total liabilities	43,048,667	75,323,878
Commitments and contingencies (Note 9)
Redeemable non-controlling interest (Note 10)	35,500,560	37,515,687
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 37,142,830 and 30,612,733 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	371,428	306,127
Additional paid-in capital	306,520,948	280,819,681
Warrants (Note 11)	590,092	697,242
Accumulated deficit	(227,800,604)	(220,767,978)
Accumulated other comprehensive loss	(10,657,655)	(12,564,172)
Total BioAmber Inc. shareholders’ equity	69,024,209	48,490,900
Total liabilities and equity	147,573,436	161,330,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Par value		Shares	Par value
Balance at December 31, 2016	30,612,733	306,127	280,819,681	424,351	697,242	(220,767,978)	(12,564,172)	48,490,900

Stock-based compensation (Note 11)	—	—	3,307,192	—	—	—	—	3,307,192
Issuance of shares, net of issuance costs	6,461,043	64,610	22,274,483	—	—	—	—	22,339,093
Warrants exercised/expired	12,250	123	120,160	(103,390)	(107,150)	—	—	13,133
Stock options exercised	56,804	568	(568)	—	—	—	—	—
Net income	—	—	—	—	—	(7,032,626)	—	(7,032,626)
Foreign currency translation	—	—	—	—	—	—	1,906,517	1,906,517
Balance at June 30, 2017	37,142,830	371,428	306,520,948	320,961	590,092	(227,800,604)	(10,657,655)	69,024,209

The accompanying notes are integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	$	$
Cash flows from operating activities
Net loss	(10,284,429)	(9,602,638)
Adjustments to reconcile net loss to cash:
Stock-based compensation	3,307,192	1,778,329
Depreciation of property and equipment and amortization of intangible assets	2,449,384	2,391,862
Loss on disposals of property and equipment	32,360	176,960
Amortization of debt discounts	1,240,890	1,440,445
Other long-term liabilities	(10,769)	(8,631)
Financial charges (income), net (Note 8)	(9,966,164)	(9,345,607)
Gain on debt extinguishment (Note 7)	(745,510)	—
Changes in operating assets and liabilities
Change in accounts receivable	(2,631,705)	(1,111,438)
Change in inventories	(217,257)	(1,015,653)
Change in prepaid expenses and deposits	(490,444)	(201,406)
Change in value added tax, income taxes and other receivables	127,599	228,188
Change in deferred revenue	(1,371,575)	—
Change in accounts payable and accrued liabilities	(204,818)	(10,405,064)
Net cash used in operating activities	(18,765,246)	(25,674,653)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets, net of disposals	(426,454)	(363,766)
Net cash used in investing activities	(426,454)	(363,766)

Cash flows from financing activities
Deferred financing costs	—	(570,789)
Repayment of long-term debt (Note 7)	(18,930,741)	(4,840,190)
Net proceeds from issuance of common shares	27,573,471	11,859,175
Proceeds from issuance of shares by a subsidiary (Note 10)	—	17,725,999
Net cash provided by financing activities	8,642,730	24,174,195
Foreign exchange impact on cash and cash equivalents	124,048	433,686
Decrease in cash and cash equivalents	(10,424,922)	(1,430,538)
Cash and cash equivalents, beginning of period	16,160,017	6,973,591
Cash and cash equivalents, end of period	5,735,095	5,543,053
Supplemental cash flow information:

Interest paid	1,190,295	924,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange (“SEC”) rules and regulations and using the same accounting policies as described in Note 2 of the audited consolidated financial statements included in BioAmber Inc. (BioAmber or the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for the adoption of the Accounting Standard Update 2016-09, as referenced in paragraph Recently adopted accounting pronouncements below. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. All amounts herein are expressed in United States dollars (the Company’s functional currency) unless otherwise indicated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2017 or any other future period.

The Company started its commercial operations at the end of 2015, and is currently ramping-up the production at its Sarnia facility. Therefore, the company incurred recurring losses from its past activities since inception. As of June 30, 2017, the Company had positive working capital of $5.2 million, an accumulated deficit of $227.8 million and a net loss of $8.9 million and $10.3 million for the three and six months ended June 30, 2017, respectively. The attainment of profitable operations is dependent upon future events, including successful ramp-up of the commercial-scale manufacturing Sarnia facility, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel. These conditions raise substantial doubt regarding our ability to continue as a going concern.

The Company will be required to raise additional capital available on its effective shelf filed on January 3, 2017 or to secure a corporate debt in replacement of its corporate debt fully repaid on January 27, 2017 within the next year from its financial statements issuance, in order to continue the production and commercialization of its succinic acid and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If the Company is unable to raise additional capital or obtain debt when required or on acceptable terms, the Company may have to reduce or delay operating expenses as deemed appropriate in order to conserve cash.

The Company’s condensed consolidated financial statements as of June 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. The Company’s ability to continue as a going concern is dependent upon its ability to generate additional revenue, attain further operating efficiencies, obtain additional equity or debt financing or to reduce expenditures. The Company’s condensed consolidated financial statements as of June 30, 2017 did not include any adjustments that might result from the outcome of this uncertainty.

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

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company adopted this guidance on January 1, 2017 and made an accounting policy election to account for forfeitures as they occur, the impact of which is generally consistent with the Company’s current forfeiture estimate. There was no cumulative-effect adjustment to retained earnings as of the beginning of the period in which this ASU is adopted.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”. The purpose of this guidance is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim or annual periods beginning after December 15, 2017 and early adoption is permitted. This guidance must be applied retrospectively. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit.  The standard will become effective for the Company beginning January 1, 2020 and must be applied to any annual or interim goodwill impairment assessments after that date.  Early adoption is permitted. The Company is currently evaluating the standard, but expects that it will not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting”. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The amendments are effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

2. Equity and Cost Investments

Sinoven, the Company’s wholly-owned subsidiary and a third-party, NatureWorks LLC, are both 50% holders of the joint venture AmberWorks.

AmberWorks had a net loss of $nil for the three and six months ended June 30, 2017 and 2016, respectively. Sinoven’s share of the net loss amounted to $nil for those periods.

AmberWorks had total assets of $68,744 and total liabilities of $nil as of June 30, 2017 and December 31, 2016, respectively. Sinoven’s share of net assets amounted to $34,372 as of those periods, respectively.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in Comet Biorefining Inc., a start-up private company, which represented less than 6.6% ownership interest. This investment is recorded using the cost investment method.

3. Inventories

	June 30,	December 31,
	2017	2016
	$	$
Finished goods	3,935,939	3,638,562
Work in progress	130,302	117,642
Raw material	616,030	567,441
Supplies and spare parts	183,787	173,995
Total	4,866,058	4,497,640

4. Property and equipment

	Estimated
	Useful	June 30,	December 31,
	Life	2017	2016
	(years)
		$	$
Land		274,984	265,667
Building	40	90,679,632	87,296,018
Machinery and equipment	5 - 20	36,990,085	35,655,348
Furniture and fixtures	5 - 8	117,212	114,078
Computers, office equipment and peripherals	3 - 7	189,816	184,865
Leasehold improvement	10	339,540	328,035
Construction in-progress		3,306,920	3,324,862
		131,898,189	127,168,873
Less: accumulated depreciation		(8,125,135)	(5,540,601)
Property and equipment, net		123,773,054	121,628,272

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $1,163,095 and $1,185,000 for the three months ended June 30, 2017 and 2016, respectively and to $2,346,793 and $2,285,510 for the six months ended June 30, 2017 and 2016, respectively.

5. Intangible assets

	June 30,	December 31,
	2017	2016
	$	$

License with indefinite-lived	3,106,767	3,106,767
Acquired licenses with definite-lived	3,017,550	3,017,550
Computer software and licenses	392,891	384,972
Less: accumulated amortization	(492,931)	(382,602)
Intangible assets, net	6,024,277	6,126,687

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $50,501 and $53,411 for the three months ended June 30, 2017 and 2016, respectively and to $102,591 and $106,352 for the six months ended June 30, 2017 and 2016, respectively.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
	$	$
Trade accounts payable	3,212,436	4,601,835
Accrued payroll liabilities	1,397,640	383,117
Consulting and professional fees	795,394	635,722
Accrued interest	192,710	184,567
Other	344,941	216,733
Total	5,943,121	6,021,974

7. Short-term and Long-term debt

i)	Sustainable Jobs and Investment Fund (“SJIF”)

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

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The loan’s principal is repayable in 20 equal quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which could not exceed originally CAD$45 million in the aggregate as long as any principal of the loan remains outstanding, and ii) dividends may not be declared or paid without the consent of the lender. The loan agreement was amended to increase the third party credit facilities from CAD$45 million to CAD$60 million in the aggregate in June 2014, and subsequently from CAD$60 million to CAD$67.5 million in the aggregate in March 2016. These covenants were met as of June 30, 2017.

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

The loan agreement contains various legal and financial covenants ordinarily found in such government agency loan agreements. In addition, the following specific covenants also apply:

(a)	the Company will carry appropriate amounts of liability and casualty insurance during the duration of the loan agreement and;
(b)	the Company will not allow change of control without prior written consent of the Minister responsible for the Federal Economic Development Agency for Southern Ontario (“Minister”).

These covenants were met as of June 30, 2017.

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

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million, for the AgriInnovation Program. This loan provided progressive disbursements as eligible costs were incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2026 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. On February 13, 2017, the Company agreed with AAFC to modify the principal repayment to have no principal repayment during the period of January 1, 2017 until January 30, 2018, and then repay in equal monthly payments commencing January 30, 2018 and coming due monthly on that day, such that the loan is fully repaid by March 31, 2025. These covenants were met as of June 30, 2017.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. On August 9, 2016, the loan agreement was amended, to adjust the financial covenants to require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at all times, to be certified monthly, during the term of the loan starting September 30, 2017. Financial covenants also include a minimum cash balance requirement of CAD$4.0 million, and a minimum gross revenue from product sales covenant. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. On December 1, 2016, a waiver was obtained to reduce the minimum cash balance requirement from CAD$4 million to CAD$2 million until January 31, 2017. All applicable covenants as of June 30, 2017 have been met.

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

On May 12, 2016, an amendment to the BDC Loan was signed to modify the commencement instalment repayment date from April 15, 2017 to October 15, 2017 and continuing monthly until September 15, 2022. On July 22, 2016, a second amendment was signed to modify certain debt covenants, including the term debt to tangible equity ratio of maximum of 0.85:1, and the debt service ratio of at least 1.10:1 commencing on the quarter ending December 31, 2017, and increasing to 1.50:1 for the quarter ending June 30, 2019. In addition, pursuant to this amendment, the fixed interest rate was adjusted to 14.90% per year, which can vary upon achievement of certain milestones. All applicable covenants as of June 30, 2017 have been met.

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

On January 27, 2017, the Company paid off and terminated its facility agreement with Bridging. The Company reimbursed the CAD$ 25 million principal owed, as well as accrued and unpaid interest and fees. The balance of unamortized debt discount of $528,206 was written-off and recorded as loss on debt extinguishment during the three months ended March 31, 2017. As a result of the repayment, Bridging is required to terminate its security interest in the corporate level assets of the Company, according to the terms contained in the facility agreement, which was not terminated by Bridging as of June 30, 2017, as a result of its pending litigation with the Company. Refer to PART II—OTHER INFORMATION, Item 1. Legal Proceedings for more details.

The balance of the outstanding long-term debt is as follows:

	June 30,	December 31,
	2017	2016
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $390,519)	300,817	327,835
Less: debt discount	(186,346)	(180,032)
Amortization of debt discount	146,759	130,774
Less: short-term portion of debt	(77,030)	(74,420)
	184,200	204,157

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	11,554,500	11,163,000
Less: debt discount	(5,293,551)	(5,114,190)
Amortization of debt discount	2,425,159	1,846,954
	8,686,108	7,895,764

Federal Economic Development Agency:
Face value (CAD $8,950,000)	6,894,185	6,697,800
Less: debt discount	(3,280,309)	(3,169,163)
Less: short-term portion of debt	(192,575)	(1,786,080)
Gain on debt extinguishment	(1,935,985)	(601,616)
Amortization of debt discount	2,603,986	2,313,885
	4,089,302	3,454,826

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $9,074,074)	6,989,759	6,883,850
Less: debt discount	(3,655,939)	(3,532,065)
Amortization of debt discount	1,050,163	836,234
Less: short-term portion of debt	(482,052)	(744,200)
	3,901,931	3,443,819

EDC:
Face value (CAD $15,384,615)	11,850,765	11,449,231
Less: debt discount	(2,964,186)	(2,863,751)
Amortization of debt discount	1,314,003	1,006,724
Less: short-term portion of debt	(2,370,154)	(2,289,846)
	7,830,428	7,302,358

BDC:
Face value (CAD $10,000,000)	7,703,000	7,442,000
Less: debt issuance cost	(381,321)	(368,403)
Amortization of debt discount	58,599	25,945
Less: short-term portion of debt	(1,143,897)	(368,379)
	6,236,381	6,731,163

Bridging:
Face value	—	18,605,000
Less: debt issuance cost	—	(627,069)
Amortization of debt issuance cost	—	58,542
Less: short-term portion of debt	—	(18,036,473)
	—	—
Long-term debt, net	30,928,350	29,032,087

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	EDC	BDC	Total
	$	$	$	$	$	$	$
July 2017 - June 2018	77,030	—	192,575	482,052	2,370,154	1,143,897	4,265,708
July 2018 - June 2019	77,030	2,310,900	577,725	964,105	2,370,154	1,525,194	7,825,108
July 2019 - June 2020	77,030	2,310,900	1,039,905	964,105	2,370,154	1,525,194	8,287,288
July 2020 - June 2021	69,727	2,310,900	1,386,540	964,105	2,370,154	1,525,194	8,626,620
July 2021 and thereafter	—	4,621,800	3,697,440	3,615,392	2,370,149	1,983,521	16,288,302
Total	300,817	11,554,500	6,894,185	6,989,759	11,850,765	7,703,000	45,293,026

8. Financial charges (income), net

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	$	$	$	$
End of term charge on long-term debt	—	129,117	—	258,234
Interest on long-term debt	550,143	532,698	1,195,632	1,023,303
Revaluation of the warrants financial liability (Note 11)	(141,227)	(11,943,485)	(9,966,164)	(9,109,064)
Issuance costs of the warrants financial liability	—	—	349,739	—
Other interest charge (income), net	(11,281)	(14,676)	(59,611)	(22,873)
Total financial charges (income), net	397,635	(11,296,346)	(8,480,404)	(7,850,400)

9. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. As of June 30, 2017, leases payments for the next six months of 2017, and on a twelve months basis for the remaining years, are the following:

June 30, 2017
$
2017	88,147
2018	161,614
2019	156,557
2020	168,341
2021	176,758
Thereafter	73,649

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of June 30, 2017, the royalty payments commitments for the next six months of 2017, and on a twelve months basis for the remaining years are the following:

June 30, 2017
$
2017	625,000
2018	1,500,000
2019	1,200,000
2020	1,200,000
2021	1,200,000
Thereafter	9,000,000

The royalties the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $284,503 and $ 63,322 for the three months ended June 30, 2017 and 2016, respectively, and $304,534 and $114,361 for the six months ended June 30, 2017 and 2016, respectively.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with Arlanxeo Inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$750,000 or $577,725 when converted into U.S. dollars as of June 30, 2017 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with Arlanxeo inc. under which minimum yearly payments are required. As of June 30, 2017, purchase obligations commitments for the next six months of 2017, and on a twelve months basis for the remaining years are the following:

June 30, 2017
$
2017	1,187,649
2018	2,548,352
2019	2,548,352
2020	2,548,352
2021	2,548,352
Thereafter	3,460,758

Litigation

On March 18, 2017, a putative securities class action lawsuit was filed against the Company and Messrs. Huc, Orecchioni and Saucier in federal district court in New York alleging violations of the U.S. Exchange Act and the U.S. Securities Act.

The complaint principally alleges that the prospectus for our January 2017 follow-on public offering failed to disclose the postponement of a large customer order. The Company believes the suit is without merit and intends to vigorously defend it. The potential loss is therefore remote.

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows. The Company believes that possible losses are remote.

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

On February 15, 2016, the Company signed a second amended and restated joint venture agreement (the “Second Amended JV Agreement”) with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for a total amount of $17.7 million (CAD$25 million), which increased Mitsui’s share ownership to 40.8%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its Board of directors from five to six members, and BioAmber and Mitsui have the right to designate three members each.  All Board decisions have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia Board members, except that with respect to the following matters, which BioAmber, as the controlling shareholder of BioAmber Sarnia, have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and firing of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  BioAmber also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, BioAmber would no longer have the deciding votes described in the preceding sentence. On March 31, 2017, BioAmber Inc. provided with additional capital contributions for an aggregate amount of CAD$8 million, which decreased Mitsui’s ownership to approximately 39%.

On August 1, 2017, the Company entered into a Share Purchase Agreement with Mitsui pursuant to which the Company acquired Mitsui’s entire interest in the BioAmber Sarnia joint venture, increasing its ownership stake to 100%. Refer to note “16. Subsequent event” for more details.

As of June 30, 2017, the estimated redemption value of the redeemable non-controlling interest was $27.1 million.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, December 31, 2016	37,515,687
Net loss attributable to redeemable NCI	(3,251,803)
Accumulated other comprehensive income attributable to NCI	1,236,676
Balance at June 30, 2017	35,500,560

11. Share capital

Secondary Public Offering

On January 21, 2016, the Company completed a follow-on public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share. The gross aggregate proceeds from this follow-on public offering were approximately $13.0 million, with net proceeds of approximately $11.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details. On December 29, 2016, the Company completed the closing of another follow-on public offering and issued 1,748,750 shares of common stock, at an offering price to the public of $4.00 per share. In addition, in connection with this offering, the Company issued the Special Warrant at an issue price of $8,896,796. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details. On January 27, 2017, the Company completed the closing of a follow-on public offering and issued 3,684,212 shares of common stock, together with warrants to purchase up to 1,842,106 shares of common stock with an initial exercise price of $5.50 per share of common stock (the “2017 Warrants”), at a public offering price of $4.75 per fixed combination consisting of one share of common stock and associated 2017 Warrant to purchase one-half share of common stock. The Company also granted the underwriters a 30-day option to purchase up to an additional 552,632 shares of common stock and/or 2017 Warrants to purchase 276,316 shares of common stock at the public offering price, which they exercised in full on January 27, 2017. The net proceeds from this offering (including the exercise in full of the option to purchase additional shares and 2017 Warrants, but assuming no exercise of the 2017 Warrants) is approximately $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by the Company. Refer to section Warrants financial liability below for the details on accounting treatment of the 2017 Warrants.

Warrants financial liability

June 2009 & April 2011 Warrants

On June 22, 2009, the Company issued 208,950 warrants at an exercise price of $5.74 per share in connection with a financing transaction, with an estimated fair value of $1,045,307. On April 11, 2011, the Company issued 94,745 warrants at an exercise price of $10.55 per share with a fair value of $810,448 in connection with a second financing transaction. Those warrants contain anti-dilution protection in the event securities are sold at a lower price than the warrant’s original exercise price.  The anti-dilution protection contains a price adjustment and an adjustment to the number of warrants. The fair value of the warrants are classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815- Derivatives and Hedging (“ASC 815”). A non-cash reclassification from equity to liability was recorded in the third quarter 2015.

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

As of June 30, 2017, the fair value of those warrants was determined to be $0.40 and $0.62 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $156,858 classified as warrants financial liability on the consolidated balance sheets. It resulted in a financial (income) charge of $16,433 and $(199,485) for the three months ended June 30, 2017 and 2016, respectively and $(582,688) and $(629,064) for the six months ended June 30, 2017 and 2016, respectively.

As of December 31, 2016, the fair value of those warrants was determined to be $2.16 and $2.38 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $739,546 classified as warrants financial liability on the consolidated balance sheets.

IPO Warrants

The warrants issued upon the completion of the IPO (“IPO Warrants”), were exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. Those warrants expired on May 9, 2017 and ceased trading on the New York Stock Exchange under the symbol BIOA.WS. The expiration of the IPO Warrants resulted in a financial income of $320,000 and $11,744,000 for the three months ended June 30, 2017 and 2016, respectively, and of $5,600,000 and $8,480,000 for the six months ended June 30, 2017 and 2016.

On December 31, 2016, the closing value of the warrant on the New York Stock Exchange, a level 1 fair value measure, was $0.70 per warrant, for a total fair value of $5,600,000.

Special Warrant

On December 29, 2016, the Company entered into a Canadian Securities Purchase Agreement (the “Purchase Agreement”) with the purchaser’s party thereto to issue and sell a warrant (the “Special Warrant”) to purchase an aggregate of 2,224,199 common shares, for gross proceeds of $8,896,796, that were placed into an escrow account, recorded as restricted cash, to be released upon the exercise or deemed exercise of the Special Warrant pursuant to the terms of the Purchase Agreement. The exercise price per share for the common stock underlying the Special Warrant is $4.00. The net proceeds from the Warrants Offering were $3.80 per share of common stock underlying the Special Warrant, representing a placement agent fee of 5.0%, before expenses payable by the Company.

The term of the Special Warrant was 120 days from December 29, 2016. On April 28, 2017, the Special Warrant was automatically exercised for 2,224,199 common shares following the issuance of a receipt for the Company’s final prospectus qualifying the underlying shares by the British Columbia Securities Commission. The proceeds of the Special Warrant, recorded as restricted cash in the current assets of the consolidated balance sheet as of March 31, 2017, were released from the escrow concurrently with the deemed automatic exercise of the Special Warrant.

2017 Warrants

On January 27, 2017, the Company issued 2,118,422 warrants, to purchase 2,118,422 shares of our common stock at an exercise price of $5.50 per share. The termination date is 4 years after the issuance date of those warrants. Per the 2017 Warrants agreement, the Company has the possibility to extend the termination date and the warrants exercise price without the consent of the holders. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. The initial fair value of the warrants was determined to be $2.41 per warrant using the Black-Scholes option pricing model, the residual amount of the gross proceeds were allocated to the common shares. The financing costs associated with the 2017 warrants issuance were recorded as financial charge in the consolidated statements of operations, in the amount of $349,739. As of June 30, 2017, the fair value of those warrants was determined to be $0.62 per warrant. As a result, the liability was revalued at the balance sheet date resulting in a financial charge (income) of $162,340 and $(3,783,476) for the three and six months ended June 30, 2017.

Stock option plan

Stock-based compensation expense was allocated as follows:

	Three months ended		Six months ended
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
	$	$	$	$
General and administrative	496,727	512,113	2,240,193	1,054,145
Research and development	479,742	277,122	971,900	631,819
Sales and marketing	43,881	39,133	95,099	92,365
Total compensation expense	1,020,350	828,368	3,307,192	1,778,329

The following table summarizes activity under the Plan:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price
Outstanding, beginning of period	6,639,910	$6.19	5,748,449	$7.07	5,599,511	$6.73	5,044,107	$7.51
Granted	561,000	2.18	217,000	3.49	1,855,407	3.14	1,191,000	4.71
Exercised	(101,500)	1.07	—	—	(101,500)	1.07	—	—
Forfeited or cancelled	(202,176)	5.72	(248,869)	8.38	(456,184)	5.22	(518,527)	7.95
Outstanding, end of period	6,897,234	$5.95	5,716,580	$6.88	6,897,234	$5.95	5,716,580	$6.88
Exercisable, end of period	4,471,939	$6.93	3,410,916	$7.23	4,471,939	$6.93	3,410,916	$7.23
Per share weighted average grant-date fair value of options granted		$1.41		$2.38		$1.95		$2.70

The fair value of options granted was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.98%	1.55%	1.78%	1.62%
Expected life (in years)	5.92	6.25	4.78	6.25
Volatility	75.85%	77.01%	76.89%	79.69%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Warrants

During the three and six months ended June 30, 2017, 12,250 warrants were exercised at an exercise price of $1.07. During the three and six months ended June 30, 2016, no warrants were exercised.

As at June 30, 2017, the Company had the following warrants and warrants financial liability outstanding to acquire common shares:

Number	Exercise price	Expiration date
161,571	$1.07	July 2017 - September 2018
159,390	$1.43	February 2019
219,264	$5.47	June 2019
111,434	$8.97	April 2021
2,118,422	$5.50	January 2021
2,770,081

12. Income taxes

Based on the Company’s evaluation at June 30, 2017, management has concluded that there has been no change to the recorded uncertain tax positions requiring adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2012 through December 31, 2016.

For the three month periods ended June 30, 2017 and 2016, the Company’s effective income tax rates were (0.66)% and 0.04% respectively, compared to an applicable U.S. combined federal and state income tax rate of 35%. The difference between the effective tax rate and U.S. statutory tax rate as of June 30, 2017 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended June 30, 2017, the Company recorded valuation allowances on deferred tax assets relating to current year losses and temporary differences.

The Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2012 to present.

13. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of June 30, 2017, is equal to the carrying amount of its financial assets.

Interest Rate Risk

We had cash balances totaling $5.7 million at June 30, 2017. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. The Company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate were to increase, the interest rates for the remaining term of the loan would increase.

14. Fair value of financial assets and liabilities

For cash, restricted cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at June 30, 2017 and December 31, 2016. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

The fair value of the IPO warrants was calculated using the Black-Scholes option pricing model using various assumptions which was a level 3 fair value measurement. As these warrants started trading freely on the New York Stock Exchange on June 10, 2013, the closing value of these warrants, which is a level 1 measurement was used to calculate the fair value from June 10, 2013 onwards. Those warrants expired on May 9, 2017.

The fair value of the warrants issued in connection with the June 2009 and April 2011 financing transaction was calculated using the Monte Carlo model, which is a level 3 measurement. The fair value of the 2017 Warrants was calculated using the Black-Scholes option pricing model using various assumptions which was a level 3 fair value measurement.

15. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	$	$	$	$
Product sales to a shareholder	221,133	78,700	317,395	99,647
Services received by a shareholder	67,401	—	133,214	—

The related party transactions noted above were undertaken in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

16. Subsequent events

On August 1, 2017, the Company entered into a Share Purchase Agreement with Mitsui pursuant to which the Company acquired Mitsui’s entire 38.9% interest in the BioAmber Sarnia joint venture, increasing its ownership stake to 100%. Pursuant to the terms of the Share Purchase Agreement, the Company’s joint venture agreement with Mitsui was terminated and, with the exception of certain obligations which survive termination, Mitsui was released from its obligations and liabilities under the joint venture agreement. Although the joint venture agreement contained a put option which would have required the Company to purchase Mitsui’s interest for a purchase price of 50% of Mitsui’s equity in the joint venture, pursuant to the terms of the Share Purchase Agreement, the purchase price paid by BioAmber for Mitsui’s 38.9% interest was CAD $1.0. As further consideration for Mitsui’s sale of its interest, the Company also entered into an Indemnity Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, have agreed to indemnify Mitsui for any payments made by Mitsui pursuant to its guarantee of our obligations under our CAD $20.0 million commercial loan agreement with Comerica Bank, Export Development Canada and Farm Credit Canada and the other parties thereto (the “EDC Loan Agreement”) and BioAmber’s CAD $15.0 million loan agreement with the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund) (the “SJIF Loan Agreement”). The Company also entered into a Security Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, pledged all of their personal property as security for our obligations under the Indemnity Agreement. In addition, the Company has agreed with Mitsui that in the event a strategic investor acquires more than 25% of BioAmber, or any investor acquires more than 25% of BioAmber Sarnia, Mitsui will be released from all liability under its guarantee obligations for the EDC Loan Agreement and the SJIF Loan Agreement. Pursuant to the Share Purchase Agreement, the members of BioAmber Sarnia’s board of directors nominated by Mitsui will resign effective August 1, 2017.

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

Overview

We are an industrial biotechnology company producing renewable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert biobased feedstocks into renewable chemicals that are cost-competitive replacements for petroleum-derived chemicals and are used in a wide variety of everyday products including plastics, resins, paints, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We produce bio-succinic acid at our facility in Sarnia, Ontario.

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

Our facility in Sarnia, Ontario has a nameplate capacity of 30,000 metric tons of bio-succinic acid per year. We started commercial scale production at our Sarnia facility in October 2015 and ramp-up to full production capacity is expected towards the end of 2018.

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

On January 27, 2017, we completed the closing of a follow-on public offering and issued 3,684,212 shares of common stock, together with warrants to purchase up to 1,842,106 shares of common stock with an initial exercise price of $5.50 per share of common stock (the “2017 Warrants”), at a public offering price of $4.75 per fixed combination consisting of one share of common stock and associated 2017 Warrant to purchase one-half share of common stock.  We also granted the Underwriters a 30-day option to purchase up to an additional 552,632 shares of common stock and/or 2017 Warrants to purchase 276,316 shares of common stock at the public offering price, which they exercised in full on January 27, 2017. The net proceeds from this offering (including the exercise in full of the option to purchase additional shares and 2017 Warrants, but assuming no exercise of the 2017 Warrants) was approximately $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by us.

On February 17, 2017, Jean-Francois Huc stepped down as our President and CEO, and also resigned as a member of our Board of Directors effective May 12, 2017, and we appointed Fabrice Orecchioni, our COO, as President effective on February 20, 2017. On May 11, 2017, George F.J. Gosbee also informed the Board of Directors that he had decided to resign as a director of the Company, and from each of the board committees on which he served, effective immediately. Mr. Gosbee was replaced by Robert Frost on May 12, 2017. In addition, on March 28, 2017, Mario Saucier resigned as our Chief Financial Officer, and on May 12, 2017, we appointed Mario Settino as our Chief Financial Officer

On May 3, 2017, our common shares started trading on the Toronto Stock Exchange (TSX) under the trading symbol BIOA.

On August 1, 2017, we purchased Mitsui’s entire interest in BioAmber Sarnia, refer to section “Additional Recent Developments” below for details.

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

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build and operate our facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. On February 15, 2016, we, together with our subsidiaries BioAmber International and BioAmber Sarnia, entered into Second Amended JV Agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%. We have retained effective operational control of BioAmber Sarnia. On March 31, 2017, BioAmber Inc. provided with additional capital contributions for an aggregate amount of CAD$8 million, which decreased Mitsui ownership to approximately 39%. On August 1, 2017, we purchased Mitsui’s entire interest in BioAmber Sarnia, refer to section “Additional Recent Developments” below for details.

The total construction cost of our facility in Sarnia was approximately $141.5 million, funded through capital contributions from us and Mitsui, interest free and low-interest loans and governmental grants.

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

Based on current estimates and assumptions, we expect this second North American manufacturing facility to have construction costs of approximately $500 million, and the plant would be in operation in 2021. We are seeking to finance 70% of the capital cost through project level debt.  In the fall of 2016 we announced an important milestone in our application for a $360 million loan guarantee from the U.S. Department of Energy (U.S. DOE).  The U.S. DOE’s Loan Program Office (LPO) administers a four phase process under the Title XVII Innovative Clean Energy Projects loan guarantee program.  This program finances innovative renewable energy and efficient energy projects.  We had successfully completed the first two phases of the process and were selected for the next phase in which we have engaged the LPO in the negotiation of terms and conditions of the potential loan guarantee, and we have been working with the LPO to validate the engineering, environmental, market and financial information that we had submitted in the previous phases. We completed the first two phases of this process under the Obama administration.  There can be no assurance that the Trump administration will continue this program. We do not expect further clarity until the fall of 2017. Accordingly, there can be no assurance that we will be able to secure the U.S. DOE loan guarantee or, if we are able to secure the U.S. DOE loan guarantee, that the plant will be fully operational in 2021, given the delays. We have also been engaged with Canadian federal and provincial agencies in a similar process to secure low interest loans to build the plant in Sarnia Ontario, rather than the U.S.  Our discussions with Canadian federal and provincial agencies are being impacted by their desire to see improved financial performance at our Sarnia facility. There can be no assurance that we will be successful in securing low interest loans from Canadian federal or provincial agencies.

On December 16, 2016, we entered into a non-binding letter of intent with CJ Cheiljedang Corporation (“CJCJ”). Until December 31, 2017, we and CJ Cheiljedang Corporation have entered into an exclusivity period in which we may not discuss, evaluate or enter into binding or non-binding agreements with any third parties in connection with a retrofit of an existing fermentation facility to produce bio-succinic acid using our low pH technology or to build new bio-succinic acid capacity in China or South Korea. Similarly, CJ Cheiljedang Corporation may not discuss, evaluate or enter into binding or non-binding agreements in connection with the research, development, manufacture or marketing of bio-succinic acid. Under the terms of the agreement, we and CJCJ plan to establish a joint venture in China to produce up to 36,000 metric tons of bio-succinic acid annually and commercialize the output in Asia.

The letter contemplates the retrofitting of an existing CJCJ fermentation facility with our succinic acid technology. CJCJ would incur all capital costs required to retrofit its fermentation facility, including the capital needed during plant commissioning and startup, and production is expected to begin in the second quarter of 2018. The joint venture could subsequently expand production capacity through debottlenecking and/or additional investment. CJCJ is expected to own 65% of the JV and we are expected to own 35%. The JV would pay us a technology access fee for our bio-succinic acid technology, and pay CJCJ a tolling fee for producing bio-succinic acid on its behalf. The joint venture is subject to certain conditions, including technical and commercial due diligence, with the definitive agreements expected to be signed by November 2017. There is no guarantee that we are able to enter into definitive agreements for this collaboration on the terms contemplated in the letter of intent or at all.

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

We are also engaging in a collaborative process with our customers to test and optimize new applications and derivative products in order to ensure that they meet specifications in each of their potential applications. We continue to seek to establish supply agreements and distribution agreements with strategic customers as we expand our markets and product offerings.

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

Additional Recent Developments

Mitsui Share Purchase Agreement

On August 1, 2017, we entered into a Share Purchase Agreement with Mitsui pursuant to which we acquired Mitsui’s entire 38.9% interest in the BioAmber Sarnia joint venture, increasing our ownership stake to 100%. Pursuant to the terms of the Share

Purchase Agreement, our joint venture agreement with Mitsui was terminated and, with the exception of certain obligations which survive termination, Mitsui was released from its obligations and liabilities under the joint venture agreement. Although the joint venture agreement contained a put option which would have required us to purchase Mitsui’s interest for a purchase price of 50% of Mitsui’s equity in the joint venture, pursuant to the terms of the Share Purchase Agreement, the purchase price paid by BioAmber for Mitsui’s 38.9% interest was CAD $1.00. As further consideration for Mitsui’s sale of its interest, we also entered into an Indemnity Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, have agreed to indemnify Mitsui for any payments made by Mitsui pursuant to its guarantee of our obligations under our CAD $20.0 million commercial loan agreement with Comerica Bank, Export Development Canada and Farm Credit Canada and the other parties thereto (the “EDC Loan Agreement”) and our CAD $15.0 million loan agreement with the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund)  (the “SJIF Loan Agreement”). We also entered into a Security Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, pledged all of their personal property as security for our obligations under the Indemnity Agreement. In addition, we have agreed with Mitsui that in the event a strategic investor acquires more than 25% of BioAmber, or any investor acquires more than 25% of BioAmber Sarnia, Mitsui will be released from all liability under its guarantee obligations for the EDC Loan Agreement and the SJIF Loan Agreement. Pursuant to the Share Purchase Agreement, the members of BioAmber Sarnia’s board of directors nominated by Mitsui will resign effective August 1, 2017.

Public Offering of Common Stock

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

On January 27, 2017, we completed the closing of a follow-on public offering and issued 3,684,212 shares of common stock, together with warrants to purchase up to 1,842,106 shares of common stock with an initial exercise price of $5.50 per share of common stock (the “2017 Warrants”), at a public offering price of $4.75 per fixed combination consisting of one share of common stock and associated 2017 Warrant to purchase one-half share of common stock.  We also granted the Underwriters a 30-day option to purchase up to an additional 552,632 shares of common stock and/or 2017 Warrants to purchase 276,316 shares of common stock at the public offering price, which they exercised in full on January 27, 2017. The net proceeds from this offering (including the exercise in full of the option to purchase additional shares and 2017 Warrants, but assuming no exercise of the 2017 Warrants) was $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by us.

SDTC Grant

During the three months ended September 30, 2016, we received the SDTC grant holdback payment of CAD$1,451,365 or $1,108,262 when converted into U.S. dollars as of September 30, 2016, following the achievement of the last SDTC milestone.

Bridging Loan

On September 9, 2016, we entered into a CAD$25 million demand non-revolving credit facility with Bridging Finance. The proceeds were used to repay in full the outstanding principal amount of our prior loan with TCP and the remainder is used to fund general corporate expenses. This loan was fully repaid on January 27, 2017. Refer to Part II, Item 1 in this Quarterly Report on Form 10-Q for more details.

BDC Loan

On August 10, 2016, BioAmber Sarnia received the proceeds from its CAD$10 million loan between BDC and BioAmber Sarnia according to the binding letter of offer dated April 20, 2016.  The proceeds was used to fund the working capital of BioAmber Sarnia’s facility and is repayable monthly from October 15, 2017 until September 15, 2022.

Financial Operations Overview

Revenue

Revenue comprises the fair value of the consideration received or receivable for the sale of products from our Sarnia facility in the ordinary course of our activities and is presented net of discounts.

We expect revenue to grow as our sales and marketing efforts continue and our Sarnia facility increases its volumes of commercial production.

Cost of Goods Sold

Cost of goods sold consists of costs directly associated with the finish goods production, such as direct materials, direct labor, utilities, royalties and certain logistics and plant overhead.

Operating Expenses

Operating expenses consist of general and administrative expenses, research and development expenses, net, sales and marketing expenses, depreciation of property and equipment, amortization of intangible assets and foreign exchange gains and losses.

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

Research and Development Expenses, Net

Research and development expenses, net, consist primarily of fees paid for contract research and internal research costs in connection with the development, expansion and enhancement of our proprietary technology platform. These costs also include personnel costs (salaries and other personnel-related expenses, including stock-based compensation), expenses incurred in our facility located in St. Paul, Minnesota, laboratory supplies, research consultant costs, patent and trademark maintenance costs, professional and consulting fees and business travel expenses. It also includes development costs for bringing our Sarnia facility in line for production.

We expect to continue conducting research and development in-house, which moved in June 2016 from our 27,000 square foot facility in Plymouth, Minnesota to our new 3,000 square foot facility in St. Paul, Minnesota, to meet our actual research and development needs.  Certain research and development activities that can be performed more effectively by outside consultants will be performed with their respective expertise as required.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (salaries, and other personnel-related expenses, including stock-based compensation), marketing services, product development costs, advertising, selling and distributor costs and feasibility study fees.

Following our agreement signed with Mitsui in February 2016, we decreased our sales and marketing efforts while leveraging Mitsui’s global sales platforms along with its dedicated commercial team.

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our Sarnia production facility, machinery and equipment, office furniture, research and development equipment and computer equipment, which is depreciated using the straight-

line method over their estimated useful lives. Amortization of intangible assets consists primarily of our definite-lived license and amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. Depreciation of property and equipment increased significantly since our manufacturing facilities operations started. As of June 30, 2017, $19.6 million of net grants were applied as a reduction of machinery and equipment and building. This reduces depreciation expense over the useful life of the asset.

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

Financial Charges (Income), Net

Financial charges (income), net, include interest on short-term and long-term debt, end of term accretion charge from the TCP loan, financing costs from warrants liability financing and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on our IPO Warrants, 2009 Warrants, 2011 Warrants and 2017 Warrants.

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

Comparison of three months ended June 30, 2017 and 2016

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes, in thousands of dollar:

	Three Months Ended June 30,
	2017	2016	Change
	$	$	$

Product sales	$4,122	$2,521	1,601
Cost of goods sold excluding depreciation and amortization	5,731	3,481	2,250
Operating expenses
General and administrative	2,907	2,985	(78)
Research and development, net	1,549	1,523	26
Sales and marketing	561	584	(23)
Depreciation of property and equipment and amortization of intangible assets	1,214	1,238	(24)
Foreign exchange (gain) loss	(38)	25	(63)
Operating expenses	6,193	6,355	(162)

Operating loss	(7,802)	(7,315)	(487)
Amortization of debt discounts	649	839	(190)
Financial charges (income), net	398	(11,296)	11,694
Other expense (income), net	—	197	(197)
Loss before income taxes	(8,849)	2,945	(11,794)
Income taxes	58	12	46
Net (loss) income	(8,907)	2,933	(11,840)
Net (loss) income attributable to:
BioAmber Inc. shareholders	(7,138)	4,811	(11,949)
Non-controlling interest	(1,769)	(1,878)	109
	(8,907)	2,933	(11,840)

Product sales

Product sales increased from $2.5 million for the three months ended June 30, 2016 to $4.1 million for the three months ended June 30, 2017 due to an increase in product volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $3.5 million for the three months ended June 30, 2016 to $5.7 million for the three months ended June 30, 2017. This increase was driven primarily by an increase in volume sold, partially offset by a reduction in our production costs.

General and administrative expenses

General and administrative expenses remained relatively stable with $2.9 million for the three months ended June 30, 2017, as compared to $3.0 million for the three months ended June 30, 2016.

Research and development expenses

Research and development expenses remained stable at $1.5 million for the three months ended June 30, 2017 and June 30, 2016.

Sales and marketing expenses

Sales and marketing expenses remained stable at $0.6 million for the three months ended June 30, 2017 and June 30, 2016.

Financial charges (income), net

Financial charges (income), net decreased to a charge of $398,000 for the three months ended June 30, 2017 as compared to an income of $11.3 million for the three months ended June 30, 2016. This variation of $11.7 million is mainly due to the non-cash mark-to-market adjustment change of $11.8 million on the IPO warrants, the June 2009 Warrants, the April 2011 Warrants and the 2017 Warrants.

Comparison of six months ended June 30, 2017 and 2016

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes in thousands of dollar:

	Six Months Ended June 30,
	2017	2016	Change
	$	$	$
	(in thousands)

Product sales	$6,246	$3,980	$2,266
Cost of goods sold excluding depreciation and amortization	9,843	6,543	3,300
Operating expenses
General and administrative	7,805	5,609	2,196
Research and development, net	3,102	3,372	(270)
Sales and marketing	1,202	1,740	(538)
Depreciation of property and equipment and amortization of intangible assets	2,449	2,392	57
Foreign exchange loss	273	146	127
Operating expenses	14,831	13,259	1,572

Operating loss	(18,428)	(15,822)	(2,606)
Amortization of deferred financing costs and debt discounts	1,241	1,440	(199)
Financial charges (income), net	(8,480)	(7,850)	(630)
Gain on debt extinguishment	(745)	—	(745)
Other expense (income), net	(229)	172	(401)
Loss before income taxes	(10,215)	(9,584)	(631)
Income taxes	70	19	51
Net loss	(10,285)	(9,603)	(682)
Net loss attributable to:
BioAmber Inc. shareholders	(7,033)	(6,135)	(898)
Non-controlling interest	(3,252)	(3,468)	216
	(10,285)	(9,603)	(682)

Product sales

Product sales increased from $4.0 million for the six months ended June 30, 2016 to $6.2 million for the six months ended June 30, 2017 due to an increase in product volume sold, partially offset by a decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $6.5 million for the six months ended June 30, 2016 to $9.8 million for the six months ended June 30, 2017. This increase was driven primarily by an increase in volume sold, partially offset by a reduction in our production costs.

General and administrative expenses

General and administrative expenses increased by $2.2 million to $7.8 million for the six months ended June 30, 2017, as compared to $5.6 million for the six months ended June 30, 2016. This was driven by a one-time severance in connection with the departure of our CEO and CFO for a total of approximately $1.2 million and an additional stock-based compensation expense of $1.2 million from accelerated vesting of the CEO’s unvested stock-options on his departure date.

Research and development expenses

Research and development expenses decreased by $270,000 to $3.1 million for the six months ended June 30, 2017, as compared to $3.4 million for the six months ended June 30, 2016. This is primarily explained by a reduction in research and development expense to support the commission and start-up of the Sarnia facility.

Sales and marketing expenses

Sales and marketing expenses decreased by $538,000 to $1.2 million for the six months ended June 30, 2017, as compared to $1.7 million the six months ended June 30, 2016. This was driven by a decrease in salaries, benefits and associated costs, including travel expense, following the reorganization of our commercial function in the first quarter of 2016.

Foreign exchange loss

The foreign exchange loss increased from $146,000 for the six months ended June 30, 2016 compared to $273,000 for the six months ended June 30, 2017. The foreign exchange loss during the six months ended June 30, 2017 was mainly driven by the variation of the foreign exchange rate in connection with our Canadian dollar loan with Bridging Finance, that was fully repaid in January 2017.

Financial charges (income), net

Financial charges (income), net increased to an income of $8.5 million for the six months ended June 30, 2017 as compared to an income of $7.9 million for the six months ended June 30, 2016. This variation of $630,000 is mainly due to the non-cash mark-to-market adjustment change of $0.9 million on the IPO warrants, the June 2009 Warrants, the April 2011 Warrants and the 2017 Warrants, offset by the issuance costs associated with the 2017 Warrants financial liability of $350,000.

Liquidity and Capital Resources

From inception through June 30, 2017, we have funded our operations primarily from public offerings of our equity securities, private placements of our equity securities, the sale of shares issued by a subsidiary and convertible notes, including latest equity raises for a net proceeds of $18.3 million from our January and December 2016 public offering of our common stock, and $18.6 million from our January 2017 public offering, and Mitsui’s additional capital contribution of CAD$25.0 million in the first quarter of 2016. We also received CAD$82 million from loan and grant proceeds from various Canadian institutional and government agencies in BioAmber Sarnia, including CAD$10 million from BDC in August 2016.

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

In February and March 2017, we signed amended loan agreements with AAFC and FEDDEV to delay the principal reimbursement of those loans as further described in the note 7 to the condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We will be required to raise additional capital available on our effective shelf filed on January 3, 2017 or to secure a corporate debt in replacement of our corporate debt fully repaid on January 27, 2017 within the next year from our financial statements issuance, in order to continue the production and commercialization of our succinic acid and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital or obtain debt when required or on acceptable terms, we may have to reduce or delay operating expenses as deemed appropriate in order to conserve cash.

Our future capital requirements may be substantial, and will depend on many factors, including, but not limited to general economic and capital markets conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. If we are unable to raise additional funds, obtain capital on acceptable terms, secure government grants or co-sponsorships for some of our projects or take advantage of federal and state incentive programs to secure favorable financing, we may not have sufficient capital to execute our operating plan for and beyond the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern.

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We are in compliance with all of the covenants provided in each of these agreements. We expect to continue to be in compliance with these covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2017	2016
	(in thousands)

Net cash used in operating activities	(18,765)	(25,675)

Net cash used in investing activities	(426)	(364)

Net cash provided by financing activities	8,643	24,174

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

Cash used in operating activities during the six months ended June 30, 2017 of $18.8 million reflected our net loss of $10.3 million, which was adjusted for non-cash items of $3.7 million and a negative change in operating assets and liabilities of $4.8 million. Non-cash adjustments included stock-based compensation of $3.3 million, $2.4 million of depreciation and amortization, financial income of $10.0 million for the mark-to-market accounting for our financial liability warrants, amortization of debt discounts of $1.2 million and gain on debt extinguishment of $0.7 million. The amount of operating assets and liabilities is a net outflow of $4.8 million due to a decrease in current liabilities and an increase in current assets.

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

Investing activities

Cash used in investing activities during the six months ended June 30, 2017 and 2016 of $426,000 and $364,000, respectively, included property and equipment purchases.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2017 of $8.6 million included the proceeds from issuance of shares of the January 2017 public offering, for a total of $18.9 million, the net proceeds of the Special Warrants exercise for a total of $8.8 million and the Bridging loan repayment with associated costs of $18.9 million.

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

Interest Rate Risk

We had cash totaling $5.7 million at June 30, 2017. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, our management, with the participation of our President and Acting Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Acting Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were ineffective at a reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our President and Acting Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Despite the existence of this material weakness, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States of America. The condensed consolidated financial statements together with the other financial information included in the consolidated filings fairly present, in all material respects, the financial condition, financial performance and cash flows of the Company for the quarter ended June 30, 2017.

During the first quarter of 2017, specific action was implemented to begin remediating the above identified material weakness which includes the retention of an accounting firm to provide technical consulting services with respect to complex accounting issues.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2017, a claim was filed against us by Bridging Finance Inc. (“Bridging”), in the Superior Court of Justice in the Province of Ontario, Canada, seeking damages for breach of contract or, alternatively, unjust enrichment or, alternatively, on the basis of quantum meruit.  The claim alleges, among other things, that we failed to pay certain prepayment penalties, interest, and waiver fees to Bridging in connection with our repayment in January 2017 of our Loan Agreement, dated September 9, 2016, with Bridging.  The action seeks damages in the amount of approximately CAD$922,000, plus prejudgment and post judgment interest, costs of the proceedings and other relief as the court may provide.  On or about April 17, 2017, we filed our Statement of Defence with the Superior Court. We believe that the suit is without merit and intend to vigorously defend it.

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

Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other than those new risk factors added below, there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

If we are unable to continue as a going concern, our securities will have little or no value.

             Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and to raise additional capital to meet our obligations. Specifically, we have incurred substantial net losses since our inception and we expect those losses to continue for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, our ongoing operations may require us and/or our subsidiaries to raise additional funds, and there are no assurances that such financing will be available on terms acceptable to us, or at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although we have raised additional capital since December 31, 2016 through other public offerings of our equity securities, if we are unable to generate additional funds in the future through financings, sales of our products, government grants, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

The termination of our joint venture with Mitsui may result in additional financial obligations and a number of other challenges that could have a material adverse effect on our business, financial condition and results of operations.

           On August 1, 2017, our joint venture agreement with Mitsui was terminated and, as a result, Mitsui will no longer fund any portion of the operations at our Sarnia facility. As a result, we will need to find alternative sources of capital to carry out our activities at the Sarnia facility, which may only be available on less favorable terms. The failure to identify acceptable alternative financing could prevent us from meeting our goal of reaching full production capacity at the Sarnia facility towards the end of 2018 or at all. If we decide to seek out a new joint venture partner or partners to help finance our Sarnia facility, any new joint venture agreement we may enter into could present financial, managerial and operational challenges, including potential disputes with any new joint venture partner, additional liabilities or contingencies and other risks that would not otherwise be present if we developed the Sarnia facility alone. Any disruptions in ramping up our commercial operations at the Sarnia facility and meeting the expectations of our customers could have a material adverse effect on our results of operations.

          In addition, in connection with the termination of the BioAmber Sarnia joint venture, we agreed to indemnify Mitsui for any payments it makes pursuant to its guarantees under the EDC Loan Agreement and the SJIF Loan Agreement. Any payments we make pursuant to our indemnification obligations to Mitsui may divert a significant amount of money that we could otherwise use to expand our Sarnia facility and achieve our strategic objectives.

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

The terms of our debt instruments require us to comply with various milestone covenants related to the start-up of our facility in Sarnia, Ontario. A breach of any of these covenants could result in an event of default under one or more of these debt instruments which, if not cured or waived, could give the holders of the defaulted indebtedness the right to terminate commitments to lend and cause all amounts outstanding with respect to the indebtedness to be due and payable immediately. We are also party to certain agreements with governmental entities that provide grants and loans and private lenders in connection with the operation of our Sarnia facility. If we fail to meet any of the covenants contained in these grant and loan agreements, we may be forced to repay grants received, the repayment of the loans may be accelerated. In addition, in connection with the termination of our joint venture agreement with Mitsui, (i) we entered into an Indemnity Agreement, pursuant to which we and BioAmber Sarnia have agreed to indemnify Mitsui for any payments it makes pursuant to its guarantee of our obligations under the EDC Loan Agreement and the SJIF Loan Agreement; (ii) we entered into a Security Agreement pursuant to which we and BioAmber Sarnia agreed to pledge all of our personal property as security for our indemnification under the Indemnity Agreement; and (iii) we agreed with Mitsui that in the event a strategic investor acquires more than 25% of BioAmber, or any investor acquires more than 25% of BioAmber Sarnia, Mitsui will be released from all liability under its guarantee obligations for the EDC Loan Agreement and the SJIF Loan Agreement. The above-described provision of our agreements with Mitsui remain subject to the prior consent of our lenders and there can be no assurance that such consent will be obtained or that our lenders will not seek to modify, accelerate or terminate our loan agreements. If we are forced to repay government grants, accelerate the repayment of our loans or if any of our loans is terminated, our assets and cash flow may be insufficient to make such repayments or fund our manufacturing expansion strategy.

We are dependent on our relationships with strategic partners, licensors, collaborators and other third parties for research and development, the funding, construction and operation of our manufacturing facilities and the commercialization of our products. The failure to manage these relationships could delay or prevent us from developing and commercializing our products.

We have built our business largely by forming technology partnerships and licensing and other relationships with market leaders in the industrial biotechnology and chemicals industries. For example, through an exclusive worldwide license from Cargill, we have developed a next generation yeast microorganism. In addition, we have developed a proprietary purification process that we believe will provide a key cost differentiator to our competitors by reducing the cost profile of our products and the capital intensity of our plants. We have also entered into license agreements with Davy for the conversion of succinic acid to BDO and THF. We expect that our ability to maintain and manage these collaborations will be significant factors in the success of our business.

Our ability to maintain and manage partnerships for the funding, construction and operation of our manufacturing facilities is a significant factor in the success of our business. If we lose a strategic partner, we may experience delays in developing and commercializing our products. On August 1, 2017, our joint venture with Mitsui terminated and, as a result, we will no longer have access to Mitsui as a source of funding.

We are working with our other strategic partners and collaborators through whom we either own or license the technology needed to develop new specialty chemical products. We will rely on these partners to commercialize our products and the success of these relationships will impact the market opportunity and demand for our products across our target end-markets.

Our partnering or collaboration opportunities could be harmed and our anticipated timelines could be delayed if:

•	we do not achieve our objectives under our arrangements in a timely manner, or at all;
•

our existing or potential industry partners become unable, unwilling or less willing to expend their resources on research and development or commercialization efforts with us due to general market conditions, their financial condition, feedstock pricing or other circumstances, many of which are beyond our control;

•	we disagree with a strategic partner or collaborator regarding strategic direction, economics of our relationship, intellectual property or other matters;
•	we are unable to successfully manage multiple simultaneous partnering arrangements;
•	our strategic partners and collaborators breach or terminate their agreements with us or fail to perform their agreed activities or
•	make planned equity contributions;
•	our industry partners become competitors of ours or enter into agreements with our competitors;
•	applicable laws and regulations, domestic or foreign, impede our ability to enter into strategic arrangements;
•	we develop processes or enter into additional partnering arrangements that conflict with the business objectives of our other arrangements; or
•	consolidation in our target markets limits the number of potential industry partners.

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

We have signed a binding 15-year offtake agreement for 1,4 BDO and THF with Vinmar, under which Vinmar has committed to purchase 100% of the BDO and THF produced in our next plant, a 100,000 MT per year capacity plant that we plan to build in North America and commission by 2021. Vinmar also plans to invest in the BDO plant alongside us. Following the financing, construction and commissioning of the 100,000 MT BDO and THF plant, Vinmar will be obligated to purchase 100% of the BDO and THF produced there for 15 years, and we will be obligated to sell exclusively to Vinmar. As part of the agreement, Vinmar has a right of first refusal to invest in and secure 100% of the offtake from a second BDO plant that we would build in the future. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO and THF under the terms of the offtake agreement.

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

In addition, Mitsui, our former joint venture partner, began taking a more active role in the commercialization of bio-succinic acid in Asia in the spring of 2016. Mitsui has informed us, and we believe, that the continuation of the Vinmar arrangement has resulted in channel conflict and presented difficulty for Mitsui to develop the market for bio-succinic acid in Asia in parallel with Vinmar’s efforts. We believe that such channel conflict would be exacerbated as CJCJ begins to sell bio-succinic acid in China and Korea as part of its pre-marketing efforts for our proposed China joint venture. In our original agreement, the second and third bio-succinic acid plants had December 31, 2016 and December 31, 2019 deadlines respectively for achieving a financial close. The amendment extended the deadlines for achieving the financial close of the second and third plants to December 31, 2018 and December 31, 2020, respectively. The amendment also removed the predefined production volume and offtake for the second and third bio-succinic acid plants. Vinmar and BioAmber must now agree to the bio-succinic acid capacity and offtake volume of plants two and three, taking into account global supply and demand dynamics. The failure of the parties to agree would allow either party to terminate the portion of the offtake agreement related to the plant in question.

On December 16, 2016, we entered into a non-binding letter of intent with CJ Cheiljedang Corporation (“CJCJ”). Until December 31, 2017, we and CJ Cheiljedang Corporation have entered into an exclusivity period in which we may not discuss, evaluate or enter into binding or non-binding agreements with any third parties in connection with a retrofit of an existing fermentation facility to produce bio-succinic acid using our low pH technology or to build new bio-succinic acid capacity in China or South Korea. Similarly, CJ Cheiljedang Corporation may not discuss, evaluate or enter into binding or non-binding agreements in connection with the research, development, manufacture or marketing of bio-succinic acid. Under the terms of the agreement, we and CJCJ plan to establish a joint venture in China to produce up to 36,000 metric tons of bio-succinic acid annually and commercialize the output in Asia.

The letter contemplates the retrofitting of an existing CJCJ fermentation facility with our succinic acid technology. CJCJ would incur all capital costs required to retrofit its fermentation facility, including the capital needed during plant commissioning and startup, and production is expected to begin in the second quarter of 2018. The joint venture could subsequently expand production capacity through debottlenecking and/or additional investment. CJCJ is expected to own 65% of the JV and we are expected to own 35%. The JV would pay us a technology access fee for our bio-succinic acid technology, and pay CJCJ a tolling fee for producing bio-succinic acid on its behalf. The joint venture is subject to certain conditions, including technical and commercial due diligence, with the definitive agreements expected to be signed by November 2017. There is no guarantee that we are able to enter into definitive agreements for this collaboration on the terms contemplated in the letter of intent or at all.

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

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
4.2	Form of Common Stock Purchase Warrant		S-1	333-177917	4.6	5/9/13
10.1	Employment Agreement by and among BioAmber Canada Inc. and Mario Settino dated May 15, 2017		8-K	001-35905	10.1	5/15/17
10.1	Share Purchase Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.		8-K	001-35905	10.1	8/03/17
10.2	Indemnity Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.		8-K	001-35905	10.1	8/03/17
10.3	Security Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.		8-K	001-35905	10.1	8/03/17
31.1	Certification of the Principal Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Principal Chief Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

BIOAMBER INC.

August 4, 2017

	By:	/s/ Fabrice Orecchioni
Fabrice Orecchioni
President, Chief Operations Officer and Acting Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mario Settino
Mario Settino
Chief Financial Officer
(Principal Financial Officer)