Form 10-Q
period 2017-09-30
BioAmber Inc.
filed 2017-11-08
CIK 1534287

è

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35905

BIOAMBER INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0601045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Richard P. Eno,

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

As of November 8, 2017, there were 52,114,923 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

•	the expected market applications for our products and the sizes of these addressable markets;

•	our ability to gain market acceptance for bio-succinic acid, its derivatives including 1,4 BDO and THF and other building block chemicals;

•	our ability to ramp up commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;

•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;

•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives and other building block chemicals;

•	customer qualification, approval and acceptance of our products;

•	our ability to maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;

•	the impact of our off-take agreements on our business with our customers, our distributors and our current and future equity partners;

•	our ability to economically obtain feedstock and other inputs;

•	the achievement of advances in our technology platform;

•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others’ rights;

•	government regulatory and industry certification approvals for our facilities and products;

•	government policymaking and incentives relating to bio-chemicals;

•	our ability to maintain an effective system of internal controls, remediate our existing material weakness and prevent future material weaknesses or significant deficiencies from occurring;

•	our ability to retain members of our senior management team; and
•	our ability to comply or regain compliance with the continued listing requirements of the New York Stock Exchange and other risks and uncertainties referenced under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and those listed under Part II, Item 1A. Risk Factors and elsewhere in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. You should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or the respective dates of documents incorporated by reference herein or therein that include forward-looking statements.

BIOAMBER INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BIOAMBER INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	$	$	$	$

Product sales	3,300,983	3,661,454	9,546,733	7,641,036
Cost of goods sold excluding depreciation and amortization	5,980,036	5,034,580	15,822,857	11,577,961

Operating expenses
General and administrative	2,320,997	1,767,342	10,125,981	7,376,461
Research and development, net	1,187,362	1,773,117	4,288,924	5,144,760
Sales and marketing	457,954	479,382	1,660,162	2,219,097
Depreciation of property and equipment and amortization of intangible assets	1,328,245	1,208,444	3,777,629	3,600,306
Foreign exchange loss (gain)	103,137	(28,912)	376,121	117,067
Operating expenses	5,397,695	5,199,373	20,228,817	18,457,691
Operating loss	(8,076,748)	(6,572,499)	(26,504,941)	(22,394,616)
Amortization of debt discounts	702,213	1,037,600	1,943,103	2,478,045
Financial charges (income), net (Note 8)	(924,795)	3,190,146	(9,405,199)	(4,660,254)
Gain on debt extinguishment (Note 7)	—	—	(745,510)	—
Grant income	—	(4,046,532)	—	(4,046,532)
Other (income) expense, net	—	(34,261)	(229,093)	137,836
Loss before income taxes	(7,854,166)	(6,719,452)	(18,068,242)	(16,303,711)
Income taxes (Note 12)	(21,153)	—	49,200	18,379
Net loss	(7,833,013)	(6,719,452)	(18,117,442)	(16,322,090)
Net loss attributable to:
BioAmber Inc. shareholders	(7,049,514)	(6,158,414)	(14,082,140)	(12,293,434)
Non-controlling interest	(783,499)	(561,038)	(4,035,302)	(4,028,656)
	(7,833,013)	(6,719,452)	(18,117,442)	(16,322,090)
Net loss per share attributable to BioAmber Inc. shareholders - basic and diluted	$(0.16)	$(0.21)	$(0.37)	$(0.43)
Weighted-average number of common shares outstanding - basic and diluted	45,274,067	28,811,169	38,521,825	28,592,360

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	$	$	$	$
Net loss	(7,833,013)	(6,719,452)	(18,117,442)	(16,322,090)
Foreign currency translation adjustment	3,918,150	(637,801)	7,061,344	6,124,414
Total comprehensive loss	(3,914,863)	(7,357,253)	(11,056,098)	(10,197,676)
Total comprehensive (loss) income attributable to:
BioAmber Inc. shareholders	(4,483,768)	(6,535,317)	(9,609,876)	(8,254,388)
Non-controlling interest	568,905	(821,936)	(1,446,222)	(1,943,288)
	(3,914,863)	(7,357,253)	(11,056,098)	(10,197,676)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30,	December 31,
	2017	2016
	$	$
Assets
Current assets
Cash and cash equivalents	10,228,480	16,160,017
Accounts receivable	2,535,772	986,935
Inventories (Note 3)	6,213,706	4,497,640
Prepaid expenses and deposits	875,396	311,654
Valued added tax, income taxes and other receivables	473,746	568,510
Restricted cash	—	8,896,796
Total current assets	20,327,100	31,421,552
Property and equipment, net (Note 4)	127,812,781	121,628,272
Investment in equity method and cost investments (Note 2)	446,806	446,806
Intangible assets, net (Note 5)	5,978,835	6,126,687
Goodwill	625,364	625,364
Restricted cash	300,825	558,150
Deferred financing costs	23,633	523,634
Total assets	155,515,344	161,330,465

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	6,845,350	6,021,974
Income taxes payable	190,121	115,210
Deferred revenue	—	1,371,575
Warrants financial liability (Note 11)	—	14,496,796
Short-term portion of long-term debt (Note 7)	11,789,259	23,299,398
Total current liabilities	18,824,730	45,304,953
Long-term debt (Note 7)	25,408,657	29,032,087
Warrants financial liability (Note 11)	4,252,649	739,546
Other long-term liabilities	240,747	247,292
Total liabilities	48,726,783	75,323,878
Commitments and contingencies (Note 9)
Redeemable non-controlling interest (Note 10)	—	37,515,687
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 52,114,923 and 30,612,733 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	521,149	306,127
Additional paid-in capital	351,271,486	280,819,681
Warrants (Note 11)	478,242	697,242
Accumulated deficit	(234,850,118)	(220,767,978)
Accumulated other comprehensive loss	(10,632,198)	(12,564,172)
Total BioAmber Inc. shareholders’ equity	106,788,561	48,490,900
Total liabilities and equity	155,515,344	161,330,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

(Unaudited)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Par value		Shares	Par value
Balance at December 31, 2016	30,612,733	306,127	280,819,681	424,351	697,242	(220,767,978)	(12,564,172)	48,490,900

Stock-based compensation (Note 11)	—	—	4,117,682	—	—	—	—	4,117,682
Purchase of redeemable non-controlling interest (Note 10)	—	—	38,609,755	—	—	—	(2,540,290)	36,069,465
Issuance of shares, net of issuance costs	21,401,041	214,010	27,458,841	—	—	—	—	27,672,851
Warrants exercised/expired	44,345	444	266,095	(217,221)	(219,000)	—	—	47,539
Stock options exercised	56,804	568	(568)	—	—	—	—	—
Net income	—	—	—	—	—	(14,082,140)	—	(14,082,140)
Foreign currency translation	—	—	—	—	—	—	4,472,264	4,472,264
Balance at September 30, 2017	52,114,923	521,149	351,271,486	207,130	478,242	(234,850,118)	(10,632,198)	106,788,561

The accompanying notes are integral part of the condensed consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,

	2017	2016
	$	$
Cash flows from operating activities
Net loss	(18,117,442)	(16,322,090)
Adjustments to reconcile net loss to cash:
Stock-based compensation	4,117,682	2,686,065
Depreciation of property and equipment and amortization of intangible assets	3,777,629	3,600,306
Loss on disposals of property and equipment	32,360	133,141
Amortization of debt discounts	1,943,103	2,478,045
Other long-term liabilities	(24,659)	(16,858)
Financial charges (income), net (Note 8)	(12,344,916)	(8,102,915)
Gain on debt extinguishment (Note 7)	(745,510)	—
Grant income	—	(4,046,532)
Write-off of deferred financing costs	500,000	—
Changes in operating assets and liabilities		.
Change in accounts receivable	(1,345,657)	(2,903,292)
Change in restricted cash	305,100
Change in inventories	(1,327,430)	(738,843)
Change in prepaid expenses and deposits	(538,635)	108,152
Change in value added tax, income taxes and other receivables	116,599	215,989
Change in deferred revenue	(1,380,010)	—
Change in accounts payable and accrued liabilities	495,273	(10,191,943)
Net cash used in operating activities	(24,536,513)	(33,100,775)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets, net of disposals	(721,842)	(540,411)
Net cash used in investing activities	(721,842)	(540,411)

Cash flows from financing activities
Deferred financing costs	(81,360)	(1,369,476)
Issuance of short-term and long-term debt (Note 7)	—	26,929,000
Repayment of long-term debt (Note 7)	(19,009,220)	(14,080,737)
Government grants (Note 8)	—	1,108,262
Proceeds from issuance of shares by a subsidiary (Note 10)	—	17,726,000
Net proceeds on issuance of units (Note 13)	38,144,618	11,918,373
Net cash provided by financing activities	19,054,038	42,231,422
Foreign exchange impact on cash and cash equivalents	272,780	375,784
(Decrease) increase in cash and cash equivalents	(5,931,537)	8,966,020
Cash and cash equivalents, beginning of period	16,160,017	6,973,591
Cash and cash equivalents, end of period	10,228,480	15,939,611
Supplemental cash flow information:

Interest paid	1,286,885	1,716,727

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. All amounts herein are expressed in United States dollars (the Company’s functional currency) unless otherwise indicated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The Company’s management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2017 or any other future period.

The Company started its commercial operations at the end of 2015, and is currently ramping-up the production at its Sarnia facility. Therefore, the company incurred recurring losses from its past activities since inception. As of September 30, 2017, the Company had positive working capital of $1.5 million, an accumulated deficit of $234.9 million and a net loss of $7.8 million and $18.1 million for the three and nine months ended September 30, 2017, respectively. The attainment of profitable operations is dependent upon future events, including successful ramp-up of the commercial-scale manufacturing Sarnia facility, further advancing its existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivatives and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel. These conditions raise substantial doubt regarding our ability to continue as a going concern.

The Company will be required to raise additional capital available on its effective shelf filed on January 3, 2017 or to secure additional debt within the next year from its financial statements issuance, in order to continue the production and commercialization of its succinic acid and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If the Company is unable to raise additional capital, find a strategic partners or obtain debt when required or on acceptable terms, the Company may have to reduce or delay operating expenses as deemed appropriate in order to conserve cash.

The Company’s condensed consolidated financial statements as of September 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. The Company’s ability to continue as a going concern is dependent upon its ability to generate additional revenue, attain further operating efficiencies, obtain additional equity or debt financing or to reduce expenditures. The Company’s condensed consolidated financial statements as of September 30, 2017 did not include any adjustments that might result from the outcome of this uncertainty.

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

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this guidance on January 1, 2017 and made an accounting policy election to account for forfeitures as they occur, the impact of which is generally consistent with the Company’s current forfeiture estimate. There was no cumulative-effect adjustment to retained earnings as of the beginning of the period in which this ASU is adopted.

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

AmberWorks had a net loss of $nil for the three and nine months ended September 30, 2017 and 2016, respectively. Sinoven’s share of the net loss amounted to $nil for those periods.

AmberWorks had total assets of $68,744 and total liabilities of $nil as of September 30, 2017 and December 31, 2016, respectively. Sinoven’s share of net assets amounted to $34,372 as of those periods, respectively.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in Comet Biorefining Inc., a start-up private company, which represented less than 6.6% ownership interest. This investment is recorded using the cost investment method.

3. Inventories

	September 30,	December 31,
	2017	2016
	$	$
Finished goods	5,273,754	3,638,562
Work in progress	159,475	117,642
Raw material	591,496	567,441
Supplies and spare parts	188,981	173,995
Total	6,213,706	4,497,640

4. Property and equipment

	Estimated
	Useful	September 30,	December 31,
	Life	2017	2016
	(years)
		$	$
Land		286,372	265,667
Building	40	94,504,255	87,296,018
Machinery and equipment	5 - 20	38,803,134	35,655,348
Furniture and fixtures	5 - 8	121,043	114,078
Computers, office equipment and peripherals	3 - 7	195,867	184,865
Leasehold improvement	10	353,601	328,035
Construction in-progress		3,282,370	3,324,862
		137,546,642	127,168,873
Less: accumulated depreciation		(9,733,861)	(5,540,601)
Property and equipment, net		127,812,781	121,628,272

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $1,277,094 and $1,155,707 for the three months ended September 30, 2017 and 2016, respectively and to $3,623,887 and $3,441,217 for the nine months ended September 30, 2017 and 2016, respectively.

5. Intangible assets

	September 30,	December 31,
	2017	2016
	$	$

License with indefinite-lived	3,106,767	3,106,767
Acquired licenses with definite-lived	3,017,550	3,017,550
Computer software and licenses	406,057	384,972
Less: accumulated amortization	(551,539)	(382,602)
Intangible assets, net	5,978,835	6,126,687

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $51,151 and $52,737 for the three months ended September 30, 2017 and 2016, respectively and to $153,742 and $159,089 for the nine months ended September 30, 2017 and 2016, respectively.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
	$	$
Trade accounts payable	4,803,188	4,601,835
Accrued payroll	1,006,578	383,117
Consulting and legal fees	650,409	635,722
Accrued interest	5,588	184,567
Other	379,587	216,733
Total	6,845,350	6,021,974

7. Short-term and Long-term debt

i)	Sustainable Jobs and Investment Fund (“SJIF”)

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

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The loan’s principal is repayable in 20 equal quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement contains various legal and financial covenants including i) third party credit facilities which could not exceed originally CAD$45 million in the aggregate as long as any principal of the loan remains outstanding, and ii) dividends may not be declared or paid without the consent of the lender. The loan agreement was amended to increase the third party credit facilities from CAD$45 million to CAD$60 million in the aggregate in June 2014, and subsequently from CAD$60 million to CAD$67.5 million in the aggregate in March 2016. These covenants were met as of September 30, 2017.

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

These covenants were met as of September 30, 2017.

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

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million, for the Agri Innovation Program. This loan provided progressive disbursements as eligible costs were incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan is repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2026 and it contains various legal and financial covenants ordinarily found in such government agency loan agreements. On February 13, 2017, the Company agreed with AAFC to modify the principal repayment to have no principal repayment during the period of January 1, 2017 until January 30, 2018, and then repay in equal monthly payments commencing January 30, 2018 and coming due monthly on that day, such that the loan is fully repaid by March 31, 2025. These covenants were met as of September 30, 2017.

The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry.

v)	Comerica Bank, Export Development Canada and Farm Credit Canada (“EDC”)

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million, which was disbursed on May 12, 2015. The loan’s principal was repayable in 26 equal, quarterly installments beginning on September 30, 2015. On September 26, 2017, the Company entered into a waiver and amending agreement with EDC for a principal payment holiday from January 1, 2017 until December 31, 2017. The scheduled principal repayments were modified so the revised quarterly installment shall be $962,000 from March 31, 2018 until fully repaid in December 2021. The floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%. The disbursement of the loan, net of a 2.5% upfront loan fee of CAD$500,000, was recorded as debt discount and is amortized over the estimated term of the loan using the effective interest method.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. On August 9, 2016, the loan agreement was amended, to adjust the financial covenants to require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at all times, to be certified monthly, during the term of the loan starting September 30, 2017. Financial covenants also include a minimum cash balance requirement of CAD$4.0 million, and a minimum gross revenue from product sales covenant. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. On December 1, 2016, a waiver was obtained to reduce the minimum cash balance requirement from CAD$4 million to CAD$2 million until January 31, 2017. All applicable covenants as of September 30, 2017 have been met, except for the minimum gross revenue from product sales covenant, for which the Company obtained a waiver. It is not probable that the Company will be able to meet the current financial covenants during the next twelve months, therefore the loan was reclassified as a current liability. The Company is in the process of renegotiating the financial covenants with EDC.

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

On May 12, 2016, an amendment to the BDC Loan was signed to modify the commencement instalment repayment date from April 15, 2017 to October 15, 2017 and continuing monthly until September 15, 2022. On July 22, 2016, a second amendment was signed to modify certain debt covenants, including the term debt to tangible equity ratio of maximum of 0.85:1, and the debt service ratio of at least 1.10:1 commencing on the quarter ending December 31, 2017, and increasing to 1.50:1 for the quarter ending September 30, 2019. In addition, pursuant to this amendment, the fixed interest rate was adjusted to 14.90% per year, which can vary upon achievement of certain milestones. On July 9, 2017, the Company entered into a third amendment with BDC to modify the commencement installment repayment date from October 15, 2017 to October 15, 2018, and to modify the payment to a first instalment of $167,060 on October 15, 2018 and monthly installments of $166,660 until September 15, 2023.

All applicable covenants as of September 30, 2017 have been met.

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

On January 27, 2017, the Company paid off and terminated its facility agreement with Bridging. The Company reimbursed the CAD$ 25 million principal owed, as well as accrued and unpaid interest and fees. The balance of unamortized debt discount of $528,206 was written-off and recorded as loss on debt extinguishment during the three months ended March 31, 2017. As a result of the repayment, Bridging is required to terminate its security interest in the corporate level assets of the Company, according to the terms contained in the facility agreement, which was not terminated by Bridging as of September 30, 2017, as a result of its pending litigation with the Company. Refer to PART II—OTHER INFORMATION, Item 1. Legal Proceedings for more details.

The balance of the outstanding long-term debt is as follows:

	September 30,	December 31,
	2017	2016
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $340,519)	273,165	327,835
Less: debt discount	(194,063)	(180,032)
Amortization of debt discount	157,758	130,774
Less: short-term portion of debt	(80,220)	(74,420)
	156,640	204,157

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	12,033,000	11,163,000
Less: debt discount	(5,512,770)	(5,114,190)
Amortization of debt discount	2,805,463	1,846,954
	9,325,693	7,895,764

Federal Economic Development Agency:
Face value (CAD $8,900,000)	7,139,580	6,697,800
Less: debt discount	(3,416,155)	(3,169,163)
Less: short-term portion of debt	(280,770)	(1,786,080)
Gain on debt extinguishment	(2,016,159)	(601,616)
Amortization of debt discount	2,846,541	2,313,885
	4,273,037	3,454,826

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $9,074,074)	7,279,222	6,883,850
Less: debt discount	(3,807,341)	(3,532,065)
Amortization of debt discount	1,231,993	836,234
Less: short-term portion of debt	(753,025)	(744,200)
	3,950,849	3,443,819

EDC:
Face value (CAD $15,384,615)	12,341,538	11,449,231
Less: debt discount	(3,167,161)	(2,863,751)
Amortization of debt discount	1,500,867	1,006,724
Less: short-term portion of debt	(10,675,244)	(2,289,846)
	—	7,302,358

BDC:
Face value (CAD $10,000,000)	8,022,000	7,442,000
Less: debt issuance cost	(397,117)	(368,403)
Amortization of debt discount	77,555	25,945
Less: short-term portion of debt	—	(368,379)
	7,702,438	6,731,163
Bridging:
Face value	—	18,605,000
Less: debt issuance cost	—	(627,069)
Amortization of debt issuance cost	—	58,542
Less: short-term portion of debt	—	(18,036,473)
	—	—
Long-term debt, net	25,408,657	29,032,087

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	EDC	BDC	Total
	$	$	$	$	$	$	$
October 2017 - September 2018	80,220	—	280,770	753,025	12,341,538	—	13,455,553
October 2018 - September 2019	80,220	2,406,600	721,980	1,004,031	—	1,604,657	5,817,488
October 2019 - September 2020	112,725	2,406,600	1,203,300	1,004,031	—	1,604,336	6,330,992
October 2020 - September 2021	—	2,406,600	1,443,960	1,004,031	—	1,604,336	6,458,927
October 2021 and thereafter	—	4,813,200	3,489,570	3,514,104	—	3,208,671	15,025,545
Total	273,165	12,033,000	7,139,580	7,279,222	12,341,538	8,022,000	47,088,505

8. Financial charges (income), net

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	$	$	$	$
End of term charge on long-term debt	—	774,703	—	1,032,937
Interest on long-term debt	358,621	713,135	1,554,253	1,736,438
Revaluation of the warrants financial liability (Note 11)	(2,378,752)	1,108,170	(12,344,916)	(8,000,894)
Issuance costs of the warrants financial liability	605,880	—	955,619	—
Other interest charge (income), net	489,456	594,138	429,845	571,265
Total financial charges (income), net	(924,795)	3,190,146	(9,405,199)	(4,660,254)

9. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. As of September 30, 2017, leases payments for the next three months of 2017, and on a twelve months basis for the remaining years, are the following:

September 30, 2017
$
2017	44,073
2018	161,614
2019	156,557
2020	168,341
2021	176,758
Thereafter	73,649

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of September 30, 2017, the royalty payments commitments for the next three months of 2017, and on a twelve months basis for the remaining years are the following:

September 30, 2017
$
2017	312,500
2018	1,500,000
2019	1,200,000
2020	1,200,000
2021	1,200,000
Thereafter	9,000,000

The royalties the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $820,466 and $ 429,623 for the three months ended September 30, 2017 and 2016, respectively, and $1,125,000 and $543,984 for the nine months ended September 30, 2017 and 2016, respectively.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with Arlanxeo Inc., under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$375,000 or $300,825 when converted into U.S. dollars as of September 30, 2017 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with Arlanxeo inc. under which minimum yearly payments are required. As of September 30, 2017, purchase obligations commitments for the next three months of 2017, and on a twelve months basis for the remaining years are the following:

September 30, 2017
$
2017	593,824
2018	2,548,352
2019	2,548,352
2020	2,548,352
2021	2,548,352
Thereafter	3,460,758

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

On June 6, 2017, the Court appointed a lead plaintiff and lead counsel.  On August 7, 2017, the lead plaintiff filed an amended complaint. The amended complaint names the Company, and Messrs. Huc and Saucier as defendants (Mr. Orecchioni was dropped as a defendant).  The amended complaint alleges violations of the U.S. Exchange Act.  There are no U.S. Securities Act claims alleged in the amended complaint.  The amended complaint is premised on allegedly false and misleading Q4 2016 and FY 2016 revenue projections set forth in the prospectuses for our December 2016 and January 2017 public offerings.  On October 6, 2017, defendants filed a motion to dismiss the amended complaint.

The Company believes the suit is without merit and intends to continue to vigorously defend it.

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

On February 15, 2016, the Company signed a second amended and restated joint venture agreement (the “Second Amended JV Agreement”) with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for a total amount of $17.7 million (CAD$25 million), which increased Mitsui’s share ownership to 40.8%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its Board of directors from five to six members, and BioAmber and Mitsui have the right to designate three members each.  All Board decisions have to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia Board members, except that with respect to the following matters, which BioAmber, as the controlling shareholder of BioAmber Sarnia, have the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and firing of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  BioAmber also agreed that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, BioAmber would no longer have the deciding votes described in the preceding sentence. On March 31, 2017, BioAmber Inc. provided with additional capital contributions for an aggregate amount of CAD$8 million, which decreased Mitsui’s ownership to 38.9%.

On August 1, 2017, the Company entered into a Share Purchase Agreement with Mitsui pursuant to which the Company acquired Mitsui’s entire 38.9% interest in BioAmber Sarnia, increasing its ownership stake to 100%. Pursuant to the terms of the Share Purchase Agreement, the Company’s joint venture agreement with Mitsui was terminated and, with the exception of certain obligations which survive termination, Mitsui was released from its obligations and liabilities under the joint venture agreement. Although the joint venture agreement contained a put option which would have required the Company to purchase Mitsui’s interest for a purchase price of 50% of Mitsui’s equity in the joint venture, pursuant to the terms of the Share Purchase Agreement, the purchase price paid by BioAmber for Mitsui’s 38.9% interest was CAD $1.0. As further consideration for Mitsui’s sale of its interest, the Company also entered into an Indemnity Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, have agreed to indemnify Mitsui for any payments made by Mitsui pursuant to its guarantee of our obligations under our CAD $20.0 million commercial loan agreement with EDC and BioAmber’s CAD $15.0 million loan agreement with SJIF. The Company also entered into a Security Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, pledged all of their personal property as security for our obligations under the Indemnity Agreement. In addition, the Company has agreed with Mitsui that in the event a strategic investor acquires more than 25% of BioAmber, or any investor acquires more than 25% of BioAmber Sarnia, Mitsui will be released from all liability under its guarantee obligations for the EDC Loan Agreement and the SJIF Loan Agreement. Pursuant to the Share Purchase Agreement, the members of BioAmber Sarnia’s board of directors nominated by Mitsui resigned effective August 1, 2017.

On August 1, 2017, the balance of the redeemable non-controlling-interest at the Consolidated Balance Sheets was reclassified to the Company’s Additional paid-in capital and to accumulated other comprehensive loss, for a total of $36,069,465.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, December 31, 2016	37,515,687
Net loss attributable to redeemable NCI	(4,035,302)
Accumulated other comprehensive income attributable to NCI	2,589,080
Purchase of redeemable non-controlling interest by BioAmber	(36,069,465)
Balance at September 30, 2017	—

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	$	$	$	$
Net loss attributable to Bioamber shareholders	(7,049,514)	(6,158,414)	(14,082,140)	(12,293,434)
Transfers from (to) the non-controlling interest	—	—	—	—
Increase in Bioamber's paid-in capital for the purchase of Mitsui's common shares	38,609,755	—	38,609,755	—
Net transfers from (to) non-controlling interest	38,609,755	—	38,609,755	—
Changes from net loss attributable to Bioamber shareholders and transfers from (to) non-controlling interest	31,560,241	(6,158,414)	24,527,615	(12,293,434)

11. Share capital

Secondary Public Offering

On January 21, 2016, the Company completed a follow-on public offering and issued 2,600,000 shares of common stock, at an offering price to the public of $5.00 per share. The gross aggregate proceeds from this follow-on public offering were approximately $13.0 million, with net proceeds of approximately $11.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details. On December 29, 2016, the Company completed the closing of another follow-on public offering and issued 1,748,750 shares of common stock, at an offering price to the public of $4.00 per share. In addition, in connection with this offering, the Company issued the Special Warrant at an issue price of $8,896,796. This public offering also triggered an adjustment to the exercise price of the outstanding IPO Warrants, April 2011 Warrants and the June 2009 Warrants, refer to section Warrants financial liability below for details. On January 27, 2017, the Company completed the closing of a follow-on public offering and issued 3,684,212 shares of common stock, together with warrants to purchase up to 1,842,106 shares of common stock with an initial exercise price of $5.50 per share of common stock (the “January 2017 Warrants”), at a public offering price of $4.75 per fixed combination consisting of one share of common stock and associated January 2017 Warrant to purchase one-half share of common stock. The Company also granted the underwriters a 30-day option to purchase up to an additional 552,632 shares of common stock and/or 2017 Warrants to purchase 276,316 shares of common stock at the public offering price, which they exercised in full on January 27, 2017. The net proceeds from this offering (including the exercise in full of the option to purchase additional shares and January 2017 Warrants, but assuming no exercise of the January 2017 Warrants) is approximately $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by the Company. Refer to section Warrants financial liability below for the details on accounting treatment of the 2017 Warrants.

On August 11, 2017, the Company completed the closing of a follow-on public offering and issued 14,666,667 shares of common stock, together with warrants to purchase up to 14,666,667 shares of common stock with an initial exercise price of $0.75 per share of common stock (the “August 2017 Warrants”), at a public offering price of $0.75 per fixed combination consisting of one share of common stock and associated August 2017 Warrants to purchase one share of common stock.

Concurrent with this offering, on August 15, 2017, the Company entered into subscription agreements (the “Subscription Agreements”) with certain of the Company’s officers and directors (collectively, the “Investors”) to issue and sell to the Investors in a private placement an aggregate of 273,331 shares of Common Stock (the “Private Placement Shares”), together with warrants to purchase up to 273,331 shares of Common Stock with an initial exercise price of $0.75 per share of Common Stock (the “Private Placement Warrants”). This public offering also triggered an adjustment to the exercise price of the outstanding April 2011 Warrants and June 2009 Warrants, refer to section “Warrants financial liability” below for details.

The net proceeds from this offering is approximately $9.9 million, after deducting underwriting discounts and offering expenses payable by us.

Warrants financial liability

June 2009 & April 2011 Warrants

On June 22, 2009, the Company issued 208,950 warrants at an exercise price of $5.74 per share in connection with a financing transaction, with an estimated fair value of $1,045,307. On April 11, 2011, the Company issued 94,745 warrants at an exercise price of $10.55 per share with a fair value of $810,448 in connection with a second financing transaction. Those warrants contain anti-dilution protection in the event securities are sold at a lower price than the warrant’s original exercise price.  The anti-dilution protection contains a price adjustment and an adjustment to the number of warrants. The fair value of the warrants is classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815- Derivatives and Hedging (“ASC 815”). A non-cash reclassification from equity to liability was recorded in the third quarter 2015.

Following the May 2015 public offering, the exercise price per share of the April 2011 Warrants were adjusted to an exercise price of $10.11 per share and an additional 4,124 warrants were issued. The January 2016 public offering also triggered an adjustment to the exercise price of the April 2011 Warrants and the June 2009 Warrants from $10.11 per share and $5.74 per share, respectively, to $9.65 per share and $5.67 per share, respectively. An additional 4,713 warrants at an exercise price of $9.65 and an additional 2,580 warrants at an exercise price of $5.67 per share were issued following the adjustments triggered by this issuance. The December 2016 public offering also triggered the exercise price adjustment of the 2011 Warrants and the June 2009 Warrants from $9.65 per share and $5.67 per share, respectively, to $8.97 per share and $5.47 per share, respectively. An additional 7,852 warrants at an exercise price of $8.97 and an additional 7,734 warrants at an exercise price of $5.47 per share were issued following adjustments in the number of shares underlying the warrants that were triggered by this issuance. The August 2017 public offering also triggered the exercise price adjustment of the 2011 Warrants and the June 2009 Warrants from $8.97 per share and $5.47 per share, respectively, to $6.61 per share and $4.12 per share, respectively. An additional 151,220 warrants at an exercise price of $6.61 and an additional 291,110 warrants at an exercise price of $4.12 per share were issued following adjustments in the number of shares underlying the warrants that were triggered by this issuance.

As of September 30, 2017, the fair value of those warrants was determined to be $0.011 and $0.07 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $14,237 classified as warrants financial liability on the consolidated balance sheets. It resulted in a financial (income) charge of $(142,621) and $148,170 for the three months ended September 30, 2017 and 2016, respectively and $(736,372) and $(480,894) for the nine months ended September 30, 2017 and 2016, respectively.

As of December 31, 2016, the fair value of those warrants was determined to be $2.16 and $2.38 per warrant, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $739,546 classified as warrants financial liability on the consolidated balance sheets.

IPO Warrants

The warrants issued upon the completion of the IPO (“IPO Warrants”), were exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. Those warrants expired on May 9, 2017 and ceased trading on the New York Stock Exchange under the symbol BIOA.WS. The expiration of the IPO Warrants resulted in a financial income of $nil and $960,000 for the three months ended September 30, 2017 and 2016, respectively, and of $5,600,000 and $(7,520,000) for the nine months ended September 30, 2017 and 2016.

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

January 2017 Warrants

On January 27, 2017, the Company issued 2,118,422 warrants, to purchase 2,118,422 shares of our common stock at an exercise price of $5.50 per share. The termination date is 4 years after the issuance date of those warrants. Per the 2017 Warrants agreement, the Company has the possibility to extend the termination date and the warrants exercise price without the consent of the holders. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. The initial fair value of the warrants was determined to be $2.41 per warrant using the Black-Scholes option pricing model, the residual amount of the gross proceeds was allocated to the common shares. The financing costs associated with the 2017 warrants issuance were recorded as financial charge in the consolidated statements of operations, in the amount of $349,739. As of September 30, 2017, the fair value of those warrants was determined to be $0.008 per warrant. As a result, the liability was revalued at the balance sheet date resulting in a financial income of $1,294,820  and $5,078,296 for the three and nine months ended September 30, 2017.

August 2017 & Private Placements Warrants

On August 11, 2017 and August 15, 2017, the Company issued 14,666,667 warrants (August 2017 Warrants) and 273,331 warrants (Private Placements Warrants), respectively, to purchase the same number of shares of our common stock at an exercise price of $0.75 per share. The termination date is 5 years after the issuance date of those warrants. Those warrants contain full ratchet anti-dilution protection upon the issuance of any Common Stock, securities convertible into Common Stock or certain other issuances at a price below the then-existing exercise price of the Warrants, with certain exceptions. Per the August 2017 Warrants and the Private Placement Warrants agreements, the Company has the possibility to extend the termination date and the warrants exercise price without the consent of the holders. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. The initial fair value of the warrants was determined to be $0.35 per warrant using the Monte Carlo method, a level 3 fair value measure, the residual amount of the gross proceeds was allocated to the common shares. The financing costs associated with the August 2017 and Private Placements Warrants issuance were recorded as financial charge in the consolidated statements of operations, in the amount of $605,880. As of September 30, 2017, the fair value of those warrants was determined to be $0.28 per warrant. As a result, the liability was revalued at the balance sheet date resulting in a financial income of $941,311 for the three and nine months ended September 30, 2017.

Stock option plan

Stock-based compensation expense was allocated as follows:

	Three months ended		Nine months ended
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
	$	$	$	$
General and administrative	310,968	470,866	2,551,161	1,525,011
Research and development	462,952	389,830	1,434,852	1,021,649
Sales and marketing	36,570	47,040	131,669	139,405
Total compensation expense	810,490	907,736	4,117,682	2,686,065

The following table summarizes activity under the Plan:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price	Numbers of options	Weighted Average Exercise Price
Outstanding, beginning of period	6,897,234	$5.95	5,716,580	$6.88	5,599,511	$6.73	5,044,107	$7.51
Granted	15,000	0.34	200,000	3.90	1,870,407	3.11	1,391,000	4.59
Exercised	(46,691)	5.03	—	—	(101,500)	1.07	—	—
Forfeited or cancelled	—	—	(112,072)	8.00	(502,875)	5.20	(630,599)	7.96
Outstanding, end of period	6,865,543	$5.94	5,804,508	$6.76	6,865,543	$5.94	5,804,508	$6.76
Exercisable, end of period	4,801,676	$6.78	3,507,730	$7.20	4,801,676	$6.78	3,507,730	$7.20
Per share weighted average grant-date fair value of options granted		$0.23		$2.62		$1.89		$2.69

The fair value of options granted was determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.88%	1.34%	1.78%	1.58%
Expected life (in years)	6.25	6.25	4.80	6.25
Volatility	73.78%	76.00%	76.86%	79.17%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Warrants

During the three months ended September 30, 2017, no warrants were exercised and no warrants expired. During the nine months ended September 30, 2016, 55,230 warrants were exercised at an exercise price of $1.07, and 4,655 warrants expired.

As at September 30, 2017, the Company had the following warrants and warrants financial liability outstanding to acquire common shares:

Number	Exercise price	Expiration date
47,740	$1.07	September 2018
159,390	$1.43	February 2019
291,110	$4.12	June 2019
151,220	$6.61	April 2021
2,118,422	$5.50	January 2021
14,939,998	$0.75	August 2022
17,707,880

12. Income taxes

Based on the Company’s evaluation at September 30, 2017, management has concluded that there has been no change to the recorded uncertain tax positions requiring adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years December 31, 2012 through December 31, 2016.

For the three-month periods ended September 30, 2017 and 2016, the Company’s effective income tax rates were 0.27% and nil% respectively, compared to an applicable U.S. combined federal and state income tax rate of 35%. The difference between the effective tax rate and U.S. statutory tax rate as of September 30, 2017 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and stock options. For the three months ended September 30, 2017, the Company recorded valuation allowances on deferred tax assets relating to current year losses and temporary differences.

The Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2013 to present.

13. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of September 30, 2017, is equal to the carrying amount of its financial assets.

Interest Rate Risk

We had cash balances totaling $10.2 million at September 30, 2017. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. Our primary objective is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. The Company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate were to increase, the interest rates for the remaining term of the loan would increase.

14. Fair value of financial assets and liabilities

For cash, restricted cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at September 30, 2017 and December 31, 2016. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

The fair value of the June 2009, April 2011, August 2017 and Private Placements Warrants was calculated using the Monte Carlo model, which is a level 3 measurement. The fair value of the 2017 January Warrants was calculated using the Black-Scholes option pricing model using various assumptions which was a level 3 fair value measurement.

15. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	$	$	$	$
Product sales to a shareholder	257,909	131,039	575,304	230,686
Services received by a shareholder	23,188	131,721	156,402	131,721

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

Overview

We are an industrial biotechnology company producing renewable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert biobased feedstocks into renewable chemicals that aim to be cost-competitive replacements for petroleum-derived chemicals and are used in a wide variety of everyday products including plastics, resins, paints, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We produce bio-succinic acid at our facility in Sarnia, Ontario.

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

We are working to expand our accessible markets and product portfolio. We have entered into strategic relationships with several leading companies, such as our agreements with PTTMCC Biochem for bio-succinic acid and Vinmar for bio-succinic acid, 1,4 BDO and THF. We have also entered into agreements with other companies for the supply of bio-succinic acid.

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

Our facility in Sarnia, Ontario has a nameplate capacity of 30,000 metric tons of bio-succinic acid per year. We started commercial scale production at our Sarnia facility in October 2015.

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

On February 17, 2017, Jean-Francois Huc stepped down as our President and CEO, and also resigned as a member of our Board of Directors effective May 12, 2017, and we appointed Fabrice Orecchioni, our COO, as President effective on February 20, 2017. On May 11, 2017, George F.J. Gosbee also informed the Board of Directors that he had decided to resign as a director of the Company, and from each of the board committees on which he served, effective immediately. Mr. Gosbee was replaced by Robert Frost on May 12, 2017. In addition, on March 28, 2017, Mario Saucier resigned as our Chief Financial Officer, and on May 12, 2017, we appointed Mario Settino as our Chief Financial Officer. On September 11, 2017, Richard Eno joined our company as Chief Executive Officer and as a member of our board of directors. On October 24, 2017, Fabrice Orecchioni, our former President and Chief Operating Officer, resigned from his employment with us, but agreed to provide consulting services to us for four months following his departure.

On May 3, 2017, our common shares started trading on the Toronto Stock Exchange (TSX) under the trading symbol BIOA.

On August 1, 2017, we purchased Mitsui’s entire interest in BioAmber Sarnia, refer to section “Additional Recent Developments” below for details.

On September 8, 2017, we received written notice from the NYSE advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a consecutive 30 trading-day period ending September 6, 2017. We can regain compliance if, at any time in the six-month period following receipt of the notice, the closing price of our common stock on the last trading day of any month is at least $1.00 and the 30 trading-day average closing price of its common stock on such day is also at least $1.00. If we determine to cure the stock price deficiency by taking a corporate action which would require approval by our stockholders, the six-month cure period described above may be extended in accordance with Rule 802.01C of the NYSE Listed Company Manual to allow the us to obtain the requisite stockholder approval no later than our next annual meeting. We are considering various options we may take in an effort to cure this deficiency and regain compliance with Rule 802.01C of the NYSE Listed Company Manual.  Subject to our compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual, during the applicable cure period, our common stock is expected to continue to be listed and traded on the NYSE under the symbol “BIOA” but will have an added designation of “.BC” to indicate the status of the common stock as below compliance. If our common stock ultimately were to be suspended from trading on, and delisted from, the NYSE for any reason, it could have adverse consequences including, among others: lower demand and market price for our common stock; adverse publicity; and a reduced interest in our company from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to execute on our operational and strategic goals, raise additional capital and attract and retain employees by means of equity compensation.

On August 11, 2017 and August 15, 2017, we completed the closing of a follow-on public offering, refer to section “Additional Recent Developments” below for details.

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

Additional Planned Manufacturing Facilities

We plan to build a second integrated manufacturing facility that we expect will produce approximately 200,000 MTs per year of bio-succinic acid and then transform a majority of the bio-succinic acid into 70,000 MTs per year of bio-based 1,4 BDO and 24,000 MTs per year of THF, along with 60,000 MTs per year of crystalline succinic acid. We have signed a 15 year offtake agreement with Vinmar for 100% of the BDO and THF output. We have also signed an offtake agreement with Vinmar for a portion of the bio-based succinic acid production.  The annual volume of the offtake agreement will be agreed between the parties prior to the financial close of the plant. Vinmar plans to take a 10% equity stake in the plant. We are actively seeking other minority equity partners for this facility, as well as government support in the form of low interest loans or loan guarantees.

Based on current estimates and assumptions, we expect this second North American manufacturing facility to have construction costs of approximately $500 million. We are seeking to finance 70% of the capital cost through project level debt.  In the fall of 2016 we announced an important milestone in our application for a $360 million loan guarantee from the U.S. Department of Energy (U.S. DOE).  The U.S. DOE’s Loan Program Office (LPO) administers a four phase process under the Title XVII Innovative Clean Energy Projects loan guarantee program.  This program finances innovative renewable energy and efficient energy projects.  We had successfully completed the first two phases of the process and were selected for the next phase in which we have engaged the LPO in the negotiation of terms and conditions of the potential loan guarantee, and we have been working with the LPO to validate the engineering, environmental, market and financial information that we had submitted in the previous phases. We completed the first two phases of this process under the Obama administration.  There can be no assurance that the Trump administration will continue this program. Accordingly, there can be no assurance that we will be able to secure the U.S. DOE loan guarantee. We have also been engaged with Canadian federal and provincial agencies in a similar process to secure low interest loans to build the plant in Sarnia Ontario, rather than the U.S.  Our discussions with Canadian federal and provincial agencies are being impacted by their desire to see improved financial performance at our Sarnia facility. There can be no assurance that we will be successful in securing low interest loans from Canadian federal or provincial agencies.

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

The letter contemplates the retrofitting of an existing CJCJ fermentation facility with our succinic acid technology. CJCJ would incur all capital costs required to retrofit its fermentation facility, including the capital needed during plant commissioning and startup, and with production expected to begin in the second quarter of 2018. The joint venture could subsequently expand production capacity through debottlenecking and/or additional investment. CJCJ is expected to own 65% of the JV and we are expected to own 35%. The JV would pay us a technology access fee for our bio-succinic acid technology, and pay CJCJ a tolling fee for producing bio-succinic acid on its behalf. The joint venture is subject to certain conditions, including technical and commercial due diligence, with the definitive agreements expected to be signed by December 2017. There is no guarantee that we will be able to enter into definitive agreements for this collaboration on the terms contemplated in the letter of intent or at all.

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

In April 2014, we entered into a three-year supply agreement with PTTMCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and BDO. PTTMCC has constructed a PBS plant in Thailand and is currently ramping-up the plant production, which is expected to consume approximately 14,000 MTs of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTTMCC Biochem’s total bio-succinic needs until the end of 2017, with approximately 50% of the total purchases under offtake terms.

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

Additional Recent Developments

Mitsui Share Purchase Agreement

On August 1, 2017, we entered into a Share Purchase Agreement with Mitsui pursuant to which we acquired Mitsui’s entire 38.9% interest in the BioAmber Sarnia joint venture, increasing our ownership stake to 100%. Pursuant to the terms of the Share Purchase Agreement, our joint venture agreement with Mitsui was terminated and, with the exception of certain obligations which survive termination, Mitsui was released from its obligations and liabilities under the joint venture agreement. Although the joint venture agreement contained a put option which would have required us to purchase Mitsui’s interest for a purchase price of 50% of Mitsui’s equity in the joint venture, pursuant to the terms of the Share Purchase Agreement, the purchase price paid by BioAmber for Mitsui’s 38.9% interest was CAD $1.00. As further consideration for Mitsui’s sale of its interest, we also entered into an Indemnity Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, have agreed to indemnify Mitsui for any payments made by Mitsui pursuant to its guarantee of our obligations under our CAD $20.0 million commercial loan agreement with Comerica Bank, Export Development Canada and Farm Credit Canada and the other parties thereto (the “EDC Loan Agreement”) and our CAD $15.0 million loan agreement with the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund)  (the “SJIF Loan Agreement”). We also entered into a Security Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, pledged all of their personal property as security for our obligations under the Indemnity Agreement. In addition, we have agreed with Mitsui that in the event a strategic investor acquires more than 25% of BioAmber, or any investor acquires more than 25% of BioAmber Sarnia, Mitsui will be released from all liability under its guarantee obligations for the EDC Loan Agreement and the SJIF Loan Agreement. Pursuant to the Share Purchase Agreement, the members of BioAmber Sarnia’s board of directors nominated by Mitsui resigned effective August 1, 2017.

Public Offerings of Common Stock

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

On August 11, 2017, we completed the closing of a follow-on public offering and issued 14,666,667 shares of common stock, together with warrants to purchase up to 14,666,667 shares of common stock with an initial exercise price of $0.75 per share of common stock at a public offering price of $0.75 per fixed combination consisting of one share of common stock and associated August 2017 Warrants to purchase one share of common stock. Concurrent with this offering, on August 15, 2017, we entered into the Subscription Agreements with Investors to issue and sell to the Investors in a private placement an aggregate of 273,331 shares of Common Stock, together with warrants to purchase up to 273,331 shares of Common Stock with an initial exercise price of $0.75 per share of Common Stock. Those warrants contain full ratchet anti-dilution protection upon the issuance of any Common Stock, securities convertible into Common Stock or certain other issuances at a price below the then-existing exercise price of the Warrants, with certain exceptions. This public offering also triggered an adjustment to the exercise price of the outstanding April 2011 Warrants and June 2009 Warrants. The net proceeds from this offering is approximately $9.9 million, after deducting underwriting discounts and offering expenses payable by us.

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

BDC Loan

On August 10, 2016, BioAmber Sarnia received the proceeds from its CAD$10 million loan between BDC and BioAmber Sarnia according to the binding letter of offer dated April 20, 2016.  The proceeds was used to fund the working capital of BioAmber Sarnia’s facility and is repayable monthly from October 15, 2018 until September 15, 2023.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our Sarnia production facility, machinery and equipment, office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of our definite-lived license and amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. Depreciation of property and equipment increased significantly since our manufacturing facilities operations started. As of September 30, 2017, $19.6 million of net grants were applied as a reduction of machinery and equipment and building. This reduces depreciation expense over the useful life of the asset.

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

Financial Charges (Income), Net

Financial charges (income), net, include interest on short-term and long-term debt, end of term accretion charge from the TCP loan, financing costs from warrants liability financing and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on our IPO Warrants, 2009 Warrants, 2011 Warrants, January 2017 Warrants and August 2017 Warrants.

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities were valued using the Black-Scholes pricing model at the date of initial issuance and using the closing value as quoted on the NYSE at each subsequent balance sheet date. The 2009 Warrants, 2011 Warrants and 2017 August Warrants are valued using the Monte Carlo method, and the 2017 January Warrants are valued using the Black-Scholes pricing model.

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

Comparison of three months ended September 30, 2017 and 2016

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes, in thousands of dollars:

	Three Months Ended September 30,
	2017	2016	Change
	$	$	$

Product sales	$3,301	$3,661	(360)
Cost of goods sold excluding depreciation and amortization	5,980	5,035	945
Operating expenses
General and administrative	2,321	1,767	554
Research and development, net	1,187	1,773	(586)
Sales and marketing	458	479	(21)
Depreciation of property and equipment and amortization of intangible assets	1,328	1,208	120
Foreign exchange loss	103	(29)	132
Operating expenses	5,397	5,198	199

Operating loss	(8,076)	(6,572)	(1,504)
Amortization of debt discounts	702	1,038	(336)
Financial charges (income), net	(924)	3,190	(4,114)
Grant income	—	(4,047)	4,047
Other expense (income), net	—	(34)	34
Loss before income taxes	(7,854)	(6,719)	(1,135)
Income taxes	(21)	—	(21)
Net loss	(7,833)	(6,719)	(1,114)
Net loss attributable to:
BioAmber Inc. shareholders	(7,050)	(6,158)	(892)
Non-controlling interest	(783)	(561)	(222)
	(7,833)	(6,719)	(1,114)

Product sales

Product sales decreased from $3.7 million for the three months ended September 30, 2016 to $3.3 million for the three months ended September 30, 2017 due to a slight decrease in product volume sold.

Cost of goods sold

Cost of goods sold increased from $5.0 million for the three months ended September 30, 2016 to $6.0 million for the three months ended September 30, 2017. This increase was driven primarily by an increase in production volume and an increase in royalties, partially offset by a reduction in production costs and a reduction in volume sold.

General and administrative expenses

General and administrative expenses increased by 0.6 million to $2.3 million for the three months ended September 30, 2017, as compared to $1.8 million for the three months ended September 30, 2016. This is mainly due to recruiting fees associated with the hiring of our new CEO and an increase in legal fees associated with defending our class action litigation.

Research and development expenses

Research and development expenses decreased by $0.6 million to $1.2 million for the three months ended September 30, 2017, as compared to $1.8 million for the three months ended September 30, 2016, primarily attributable to a reduction in the R&D efforts required to support the Sarnia facility.

Sales and marketing expenses

Sales and marketing expenses were relatively flat at $0.5 million for the three months ended September 30, 2017 and September 30, 2016.

Financial charges (income), net

Financial charges (income), net decreased to an income of $0.9 million for the three months ended September 30, 2017 as compared to a charge of $3.2 million for the three months ended September 30, 2016. This variation of $4.1 million is mainly due to the non-cash mark-to-market adjustment change of $3.5 million on the IPO warrants, the June 2009 Warrants, the April 2011 Warrants, the January 2017 Warrants and the August 2017 Warrants. It is also attributable to a decrease in interest and end of term charges on long-term debt of $1.1 million, due to full repayment of the Bridging Loan in January 2017. This decreased is partially offset by the issuance costs associated with the January 2017 and the August 2017 Warrants classified in liabilities.

Comparison of nine months ended September 30, 2017 and 2016

The following table shows the amounts of the listed items from our consolidated statements of operations for the periods presented, showing period-over-period changes in thousands of dollars:

	Nine Months Ended September 30,
	2017	2016	Change
	$	$	$
	(in thousands)

Product sales	$9,547	$7,641	$1,906
Cost of goods sold excluding depreciation and amortization	15,823	11,578	4,245
Operating expenses
General and administrative	10,126	7,376	2,750
Research and development, net	4,289	5,145	(856)
Sales and marketing	1,660	2,219	(559)
Depreciation of property and equipment and amortization of intangible assets	3,778	3,600	178
Foreign exchange loss	376	117	259
Operating expenses	20,229	18,457	1,772

Operating loss	(26,505)	(22,394)	(4,111)
Amortization of deferred financing costs and debt discounts	1,943	2,478	(535)
Financial charges (income), net	(9,405)	(4,660)	(4,745)
Gain on debt extinguishment	(745)	—	(745)
Grant income	—	(4,047)	4,047
Other expense (income), net	(229)	138	(367)
Loss before income taxes	(18,069)	(16,303)	(1,766)
Income taxes	48	19	29
Net loss	(18,117)	(16,322)	(1,795)
Net loss attributable to:
BioAmber Inc. shareholders	(14,082)	(12,293)	(1,789)
Non-controlling interest	(4,035)	(4,029)	(6)
	(18,117)	(16,322)	(1,795)

Product sales

Product sales increased from $7.6 million for the nine months ended September 30, 2016 to $9.5 million for the nine months ended September 30, 2017 due to an increase in product volume sold, partially offset by a slight decrease in average selling price.

Cost of goods sold

Cost of goods sold increased from $11.6 million for the nine months ended September 30, 2016 to $15.8 million for the nine months ended September 30, 2017. This increase was driven primarily by an increase in volume sold, production volume, and an increase in royalties, partially offset by a reduction in production costs.

General and administrative expenses

General and administrative expenses increased by $2.8 million to $10.1 million for the nine months ended September 30, 2017, as compared to $7.4 million for the nine months ended September 30, 2016. This was mainly due to severance costs in relation with the departures of senior executives for approximately $1.2 million and additional stock-based compensation expense of $1.2 million for the accelerated vesting of unvested stock-options on the departure of senior executives. Recruitment fees were also higher in 2017 compared to 2016 related to the recruitment of new senior executives.

Research and development expenses

Research and development expenses decreased by $0.9 million to $4.3 million for the nine months ended September 30, 2017, as compared to $5.1 million for the nine months ended September 30, 2016. This is primarily due to a reduction in research and development expense required to support the Sarnia facility.

Sales and marketing expenses

Sales and marketing expenses decreased by $0.6 million to $1.7 million for the nine months ended September 30, 2017, as compared to $2.2 million the nine months ended September 30, 2016. This was mainly driven by a decrease in salaries, benefits and associated costs, including travel expense, following the reorganization of the commercial function in the first quarter of 2016.

Foreign exchange loss

The foreign exchange loss increased from $117,000 for the nine months ended September 30, 2016 compared to $376,000 for the nine months ended September 30, 2017. The foreign exchange loss during the nine months ended September 30, 2017 was mainly driven by the variation of the foreign exchange rate in connection with the Canadian dollar loan with Bridging Finance, that was fully repaid in January 2017.

Financial charges (income), net

Financial charges (income), net increased to an income of $9.4 million for the nine months ended September 30, 2017 as compared to an income of $4.7 million for the nine months ended September 30, 2016. This variation of $4.7 million is mainly due to the non-cash mark-to-market adjustment change of $4.3 million on the IPO warrants, the June 2009 Warrants, the April 2011 Warrants, the January 2017 Warrants and the August 2017 Warrants. It is also explained by a decrease in interest and end of term charges on long-term debt of $1.2 million, due to the full repayment of the Bridging loan in January 2017. This decrease is partially offset by the issuance costs associated with the January 2017 and the August 2017 Warrants classified in liability.

Liquidity and Capital Resources

From inception through September 30, 2017, we have funded our operations primarily from public offerings of our equity securities, private placements of our equity securities, the sale of shares issued by a subsidiary and convertible notes, including our latest equity financing for net proceeds of $9.9 million from our August 2017 public offering and private placement of our common stock. We also received CAD$82 million from loan and grant proceeds from various Canadian institutional and government agencies in BioAmber Sarnia, including CAD$10 million from BDC in August 2016.

Since the beginning of 2017, we have signed amended loan agreements with AAFC, FEDDEV, EDC and BDC to delay the principal reimbursement of those loans as further described in the note 7 to the condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We will be required to raise additional capital available on our effective shelf registration statement filed on January 3, 2017 or to secure a corporate debt in replacement of our corporate debt fully repaid on January 27, 2017 within the next year from our financial statements issuance, in order to continue the production and commercialization of our succinic acid and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital or obtain debt when required or on acceptable terms, we may have to reduce or delay operating expenses as deemed appropriate in order to conserve cash.

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

On September 8, 2017, we received written notice from the NYSE advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a consecutive 30 trading-day period ending September 6, 2017.  If our common stock ultimately were to be suspended from trading on, and delisted from, the NYSE for any reason, it could have adverse consequences, including increased difficulty in raising additional capital.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2017	2016
	(in thousands)

Net cash used in operating activities	(24,537)	(33,101)

Net cash used in investing activities	(722)	(540)

Net cash provided by financing activities	19,054	42,231

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

Cash used in operating activities during the nine months ended September 30, 2017 of $24.5 million reflected our net loss of $18.1 million, which was adjusted for non-cash items of $2.7 million and a negative change in operating assets and liabilities of $3.7 million. Non-cash adjustments included stock-based compensation of $4.1 million, $3.8 million of depreciation and amortization, financial income of $12.3 million for the mark-to-market accounting for our financial liability warrants, amortization of debt discounts of $1.9 million, gain on debt extinguishment of $0.7 million and write-off of deferred financing costs. The amount of operating assets and liabilities is a net outflow of $3.7 million due to a decrease in current liabilities and an increase in current assets.

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

Investing activities

Cash used in investing activities during the nine months ended September 30, 2017 and 2016 of $722,000 and $540,000, respectively, included property and equipment purchases.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2017 of $19.1 million included the proceeds from issuance of shares of the January 2017 public offering, for a total of $18.9 million, the net proceeds of the Special Warrants exercise for a total of $8.8 million, the net proceeds from the August 2017 public offering of $9.9 million and the proceeds from issuance of shares following the conversion of warrants, offset by  loan repayments with associated costs of $19.0 million.

Cash provided by financing activities during the nine months ended September 30, 2016 of $42.2 million included the proceeds from issuance of shares of the January 2016 public offering, for a total of $11.9 million, capital contributions by Mitsui to our BioAmber Sarnia joint venture of $17.7 million, principal reimbursement of various loans for $14.1 million, SDTC grant for $1.1 million, and new loan received from BDC and Bridging Finance for a total of $27.0 million.

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

Interest Rate Risk

We had cash totaling $10.2 million at September 30, 2017. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were ineffective at a reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Despite the existence of this material weakness, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States of America. The condensed consolidated financial statements together with the other financial information included in the consolidated filings fairly present, in all material respects, the financial condition, financial performance and cash flows of the Company for the quarter ended September 30, 2017.

During the first quarter of 2017, specific action was implemented to begin remediating the above identified material weakness which includes the retention of an accounting firm to provide technical consulting services with respect to complex accounting issues.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 18, 2017, a putative securities class action lawsuit was filed against the Company and Messrs. Huc, Orecchioni and Saucier in federal district court in New York alleging violations of the U.S. Exchange Act and the U.S. Securities Act. The complaint principally alleges that the prospectus for our January 2017 follow-on public offering failed to disclose the postponement of a large customer order. On June 6, 2017, the Court appointed a lead plaintiff and lead counsel.  On August 7, 2017, the lead plaintiff filed an amended complaint. The amended complaint names the Company, and Messrs. Huc and Saucier as defendants (Mr. Orecchioni is not named as a defendant).  The amended complaint alleges violations of the U.S. Exchange Act.  There are no U.S. Securities Act claims alleged in the amended complaint.  The amended complaint is premised on allegedly false and misleading fourth quarter 2016 and fiscal year 2016 revenue projections set forth in the prospectuses for our December 2016 and January 2017 public offerings.  On October 6, 2017, the defendants filed a motion to dismiss the amended complaint.  We believe that the suit is without merit and intend to continue to vigorously defend it.

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

The terms of our debt instruments require us to comply with various milestone covenants related to the start-up of our facility in Sarnia, Ontario. A breach of any of these covenants could result in an event of default under one or more of these debt instruments which, if not cured or waived, could give the holders of the defaulted indebtedness the right to terminate commitments to lend and cause all amounts outstanding with respect to the indebtedness to be due and payable immediately. The EDC loan was reclassified as a current liability, as there is no certainty that we will be able to meet the covenants for the next twelve months. We are also party to certain agreements with governmental entities that provide grants and loans and private lenders in connection with the operation of our Sarnia facility. If we fail to meet any of the covenants contained in these grant and loan agreements, we may be forced to repay grants received, the repayment of the loans may be accelerated. In addition, in connection with the termination of our joint venture agreement with Mitsui, (i) we entered into an Indemnity Agreement, pursuant to which we and BioAmber Sarnia have agreed to indemnify Mitsui for any payments it makes pursuant to its guarantee of our obligations under the EDC Loan Agreement and the SJIF Loan Agreement; (ii) we entered into a Security Agreement pursuant to which we and BioAmber Sarnia agreed to pledge all of our personal property as security for our indemnification under the Indemnity Agreement; and (iii) we agreed with Mitsui that in the event a strategic investor acquires more than 25% of BioAmber, or any investor acquires more than 25% of BioAmber Sarnia, Mitsui will be released from all liability under its guarantee obligations for the EDC Loan Agreement and the SJIF Loan Agreement. The above-described provision of our agreements with Mitsui remain subject to the prior consent of our lenders and there can be no assurance that such consent will be obtained or that our lenders will not seek to modify, accelerate or terminate our loan agreements. If we are forced to repay government grants, accelerate the repayment of our loans or if any of our loans is terminated, our assets and cash flow may be insufficient to make such repayments or fund our manufacturing expansion strategy.

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

The letter contemplates the retrofitting of an existing CJCJ fermentation facility with our succinic acid technology. CJCJ would incur all capital costs required to retrofit its fermentation facility, including the capital needed during plant commissioning and startup, and production is expected to begin in the second quarter of 2018. The joint venture could subsequently expand production capacity through debottlenecking and/or additional investment. CJCJ is expected to own 65% of the JV and we are expected to own 35%. The JV would pay us a technology access fee for our bio-succinic acid technology, and pay CJCJ a tolling fee for producing bio-succinic acid on its behalf. The joint venture is subject to certain conditions, including technical and commercial due diligence, with the definitive agreements expected to be signed by December 2017. There is no guarantee that we are able to enter into definitive agreements for this collaboration on the terms contemplated in the letter of intent or at all.

Failure to comply with New York Stock Exchange continued listing requirements may result in our common stock being delisted from the New York Stock Exchange.

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on The New York Stock Exchange, or NYSE. To maintain listing, we are required to, among other things, maintain a minimum closing bid price of $1.00 per share. On September 8, 2017, we received written notice from the NYSE advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a consecutive 30 trading-day period ending September 6, 2017.

We can regain compliance if, at any time in the six-month period following receipt of the notice, the closing price of our common stock on the last trading day of any month is at least $1.00 and the 30 trading-day average closing price of its common stock on such day is also at least $1.00. If we determine to cure the stock price deficiency by taking a corporate action which would require approval by our stockholders, the six-month cure period described above may be extended in accordance with Rule 802.01C of the NYSE Listed Company Manual to allow the us to obtain the requisite stockholder approval no later than our next annual meeting. We are considering various options we may take in an effort to cure this deficiency and regain compliance with Rule 802.01C of the NYSE Listed Company Manual.  Subject to our compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual, during the applicable cure period, our common stock is expected to continue to be listed and traded on the NYSE under the symbol “BIOA” but will have an added designation of “.BC” to indicate the status of the common stock as below compliance.

No assurance can be given that we will be able to regain compliance with the aforementioned listing requirement or maintain compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual. If our common stock ultimately were to be suspended from trading on, and delisted from, the NYSE for any reason, it could have adverse consequences including, among others: lower demand and market price for our common stock; adverse publicity; and a reduced interest in our company from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to execute on our operational and strategic goals, raise additional capital and attract and retain employees by means of equity compensation. The price of our common stock has not closed above $1.00 since the date of the receipt of this letter from the NYSE, has fluctuated significantly and, at the close of trading on November 7, 2017, was $0.50 per share.

Loss of key personnel or our inability to attract and retain additional key personnel could harm our research and development efforts, delay launch of new products and impair our ability to meet our business objectives.

Our business involves complex operations spanning a variety of disciplines that demands a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. While we have been successful in attracting experienced, skilled professionals to our company, the loss of any key member of our management team or key research and development or operational employees, or the failure to attract and retain additional such employees, could slow our development and commercialization of our products for our target markets and executing our business plans. For example, on February 17, 2017, Jean-Francois Huc, our then Chief Executive Officer and President resigned from such positions. Over the years, we have been dependent upon Mr. Huc’s leadership, experience in the global chemistry industry and understanding of our company. No assurance can be made that the resignation of Mr. Huc will not have an adverse effect on our business, financial condition and results of operations.  In addition, in October 2017, we entered into a Separation and Consulting Agreement with Fabrice Orecchioni, our former President and Chief Operations Officer.  While Mr. Orecchioni has agreed to provide consulting services to us for a period of four months following this termination, there can be no assurance that the departure of Mr. Orecchioni will not have an adverse effect on our business, financial condition and results of operations.

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

Our warrants to purchase common stock contain anti-dilution adjustment mechanisms that may be triggered by issuances of equity by us at prices below the then-prevailing exercise prices for such warrants.

All of  the Legacy Warrants that we issued in June 2009 and April 2011 contain anti-dilution protection in the event that we issue any common stock, securities convertible into common stock, or other securities at a price below the then-existing exercise price of such warrants, with certain exceptions. The anti-dilution protection contains a price adjustment and an adjustment to the number of shares issuable upon exercise of such warrants.  This anti-dilution protection was triggered in connection with our underwritten public offerings in 2015 and in 2016, as well as by our offering in August 2017. The issuance of additional securities in connection with the adjustment to the exercise price of such warrants could result in further dilution to our stockholders.  In addition, the warrants that we issued in our August 2017 offering contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions.

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

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		S-1	333-177917	3.1	4/11/13
3.2	Amended and Restated By-laws		S-1	333-177917	3.2	4/11/13
4.1	Specimen Common Stock Certificate		S-1	333-177917	4.1	4/11/13
10.1	Employment Agreement by and among BioAmber Inc. and Richard P. Eno dated September 11, 2017	X
10.1	Share Purchase Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.		8-K	001-35905	10.1	8/03/17
10.2	Indemnity Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.		8-K	001-35905	10.1	8/03/17
10.3	Security Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.		8-K	001-35905	10.1	8/03/17
31.1	Certification of the Principal Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Principal Chief Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

BIOAMBER INC.

November 8, 2017

	By:	/s/ Richard P. Eno
Richard P. Eno
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mario Settino
Mario Settino
Chief Financial Officer
(Principal Financial Officer)