Form 10-K
period 2017-12-31
BioAmber Inc.
filed 2018-03-30
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities Registered pursuant to Section 12(b) of the Act:

None

Securities Registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	OTC Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2017, was $94.2 million. As of March 27, 2018, there were 129,450,655 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such Proxy Statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

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

•	the impact of the termination of our joint venture with Mitsui & Co. Ltd., or Mitsui, on our ability to maintain and expand our operations at our Sarnia, Ontario facility;
•	our offtake agreements with Vinmar International Ltd., or Vinmar, related to bio-based 1,4-butanediol, which we refer to as 1,4 BDO or BDO, tetrahydrofuran, or THF, and bio-succinic acid;
•	the expected market applications for our products and the sizes of these addressable markets;
•	our ability to gain market acceptance for bio-succinic acid, its derivatives including 1,4 BDO and THF and other building block chemicals;
•	our ability to ramp up commercial sales and execute on our commercial expansion plan, including the timing and volume of our future production and sales;
•	the expected cost-competitiveness and relative performance attributes of our bio-succinic acid and the products derived from it;
•	our ability to cost-effectively produce and commercialize bio-succinic acid, its derivatives, including 1,4 BDO and THF, and other building block chemicals;
•	customer qualification, approval and acceptance of our products;
•	our ability to establish, maintain and advance strategic partnerships and collaborations and the expected benefits and accessible markets related to those partnerships and collaborations;
•	the impact of our offtake agreements on our business with our customers, our distributors and our current and future equity partners;
•	our ability to economically obtain feedstock and other inputs;
•	the achievement of advances in our technology platform;
•	our ability to obtain and maintain intellectual property protection for our products and processes and not infringe on others’ rights;
•	the timing and likelihood of government regulatory and industry certification approvals for our facilities and products;
•	government policymaking and incentives relating to bio-chemicals;

•	our ability to maintain an effective system of internal controls, remediate our existing material weakness and prevent future material weaknesses or significant deficiencies from occurring;
•	our ability to retain members of our senior management team;
•	the delisting of our common shares from the New York Stock Exchange and the Toronto Stock Exchange; and
•	our ability to obtain a listing of our common stock on a U.S. trading market.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain renewable chemicals, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry and general publications, government data and similar sources.

BioAmber Inc. (together with its respective consolidated subsidiaries and affiliates, the “Company,” sometimes referred to as “we,” “us,” or “our”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (this “Annual Report” or this “Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on a late basis.

As described in the Form 12b-25 filed by the Company on March 15, 2018, this Form 10-K was delayed because of the additional time that the Company required to finalize its financial statements for the fiscal year ended December 31, 2017. The Company was delayed in finalizing these financial statements because of additional time that the Company’s independent registered accounting firm, Deloitte LLP, requires to complete its audit of the Company’s financial statements.

The Company is currently preparing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, and expects to make such filing with the SEC no later than May 10, 2018.

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

We are working to expand our accessible markets and product portfolio by entering into strategic relationships with leading companies as well as agreements for the supply of bio-succinic acid.

We have also entered into technology partnerships to lower our production costs, expand our product portfolio and broaden our biochemical production platform. For example, we entered into a technology partnership with Cargill Inc., or Cargill, through which we exclusively license a proprietary yeast organism for use in our fermentation process to produce our products. We refer to the yeast organism that we have licensed from Cargill as “our yeast.” We have also established other technology licenses and collaborations, including with Johnson Matthey Davy Technologies Limited, or Davy, for the conversion of our succinic acid into BDO and THF.

Our business strategy is to leverage the value of our technology by building and operating production facilities around the world.   Depending on our access to capital and third-party demand for our technology, we may also enter into technology licenses on an opportunistic basis.

We started commercial scale production at our first plant, located in Sarnia facility in October 2015. This plant has a nameplate capacity of 30,000 tons of bio-succinic acid per year. During the year ended December 31, 2017, the plant was producing at approximately 30% of capacity in cadence with demand.

We are committed to managing our economic, social, environmental and ethical performance through sustainable business practices. We have completed a life cycle analysis for our facility in Sarnia, Ontario that indicates that no net carbon dioxide equivalent (“greenhouse gas”) is emitted per kilogram of our bio-succinic acid produced, making our manufacturing process carbon neutral. This is significantly less carbon emission intensive than the current petrochemical process for making succinic acid, in which 7.1 kilograms of carbon dioxide equivalent are emitted per kilogram of succinic acid produced. This represents a 100% reduction in greenhouse gases for our bio-succinic acid process, relative to the current petrochemical process for making succinic acid. The life cycle analysis also indicates that our facility in Sarnia consumes 64% less energy than the current petrochemical process.

We were incorporated in the State of Delaware in October 2008 as DNP Green Technology, Inc. and were established as the result of a spin-off of certain assets from Diversified Natural Products, Inc. In September 2010, we acquired the 50% interest in our joint venture Bioamber S.A.S. that we did not already own, after which, Bioamber S.A.S. became wholly-owned by us. Concurrent with this acquisition, we changed our name from DNP Green Technology, Inc. to BioAmber Inc. and changed our fiscal year end from June 30 to December 31. Bioamber S.A.S. was wholly-owned by us until its liquidation in December 2014.

Recent Developments

Current Financial Condition

Our net loss for the year ended December 31, 2017 was $102.2 million, including a non-cash impairment loss and write-off of property, equipment and intangibles asset of $77.6 million, with total revenue for the year ended December 31, 2017 of $14.9 million, a revenue increase of 81% compared to the year ended December 31, 2016. The increase in total revenue was mainly driven by an increase in succinic acid volume, slightly offset by a decrease in average selling price. We have experienced recurring operating losses and as of December 31, 2017, we had an accumulated deficit of approximately $319 million. Our accumulated deficit has resulted from costs incurred in connection with our operating expenses and research and development expenses and from general and administrative costs associated with our operations, as well as our costs associated with sales and marketing expenses. We expect to continue to incur substantial costs and expenses related to the continued development and expansion of our business, including those related to the development, continuation and operation of our additional manufacturing facilities, research, testing and development of new products and the growth of our sales and marketing efforts.

Net cash used in operating activities for the year ended December 31, 2017 was $29.8 million. On December 31, 2017, we had cash and cash equivalents of $4.6 million and net working capital of $3.9 million. This compares to $16.2 million in cash and cash equivalents and a negative net working capital of $13.9 million, respectively, at December 31, 2016.

Our subsidiary BioAmber Sarnia Inc. (“BioAmber Sarnia”) is party to a CAD $20.0 million (current outstanding balance of CAD $15.5 million) commercial loan agreement with Comerica Bank, Export Development Canada and Farm Credit Canada and the other parties thereto (as amended, the “Loan Agreement”). The Loan Agreement requires us to, among other things, maintain a minimum debt service ratio. The Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding amounts under the loan may become due and payable immediately.

On September 26, 2017, BioAmber Sarnia entered into a Waiver and Third Amending Agreement to Loan Agreement with Comerica Bank and the lenders party thereto (the “Third Amending Agreement”), which, among other things, provided for certain waivers and modifications to the Loan Agreement. Pursuant to the Third Amending Agreement, all then-existing violations under the Loan Agreement were waived by the senior lenders thereunder. In addition, the scheduled principal payments under the Loan Agreement were suspended for the period from January 1, 2017 to December 31, 2017. The scheduled principal repayments were also modified so that the revised quarterly installment will be $962,000 from March 31, 2018 until fully repaid in December 2021. In addition, the Third Amending Agreement modified certain financial covenants related to the debt service coverage ratio, minimum gross revenue from product sales and minimum cash balance that we are required to maintain. The Third Amending Agreement also modified certain covenants to restrict our ability to make certain royalty payments, certain enumerated payments in respect of government funding agreements and our loan with BDC Capital Inc., and payments under certain agreements with Mitsui.

On January 25, 2018, BioAmber Sarnia entered into a Waiver and Fourth Amending Agreement to the Loan Agreement with Comerica Bank and the lenders party thereto (the “Fourth Amending Agreement”), which, among other things, provided for certain additional waivers and modifications to the Loan Agreement. Pursuant to the Fourth Amending Agreement, all then-existing violations under the Loan Agreement were waived by the senior lenders thereunder. In addition, our minimum cash requirements and all revenue covenants were removed, and we agreed to engage a consultant to monitor our cash flows and to provide to the lenders weekly reports on our activities and monthly financial reports. We also agreed to engage an appraiser to conduct a valuation of our Sarnia facility and equipment located there before January 31, 2018. In addition, we agreed not to make any modification resulting in an increase to any management or executive compensation arrangements, not to pay any discretionary or non-discretionary bonuses to any members of the management team or executives, nor make any payments that are not contemplated by our weekly cash flow projections. We agreed to present to the lenders a letter of intent or other legally binding commitment or agreement for a recapitalization transaction by March 15, 2018. Finally, we agreed to postpone any interest and capital payments to our subordinated lenders to the earliest to occur of December 31, 2018, the time at which our secured obligations under the Loan Agreement are paid in full, and such other date as may be agreed to by the required lenders under the Loan Agreement.

On February 5, 2018, BioAmber Sarnia entered into a Waiver to the Loan Agreement with Comerica Bank and the lenders party thereto (the “Waiver”), which, among other things, provided for certain additional waivers to the Loan Agreement. Pursuant to the Waiver, the lenders agreed to waive our commitment to present a letter of intent or other legally binding commitment or agreement for a recapitalization transaction by March 15, 2018. The effectiveness of this Waiver is conditioned on the prior written consent of Mitsui and we can provide no assurance that such consent will be obtained on a timely manner or at all. We also agreed that by March 15, 2018, we will have raised cash in an amount sufficient to enable it to maintain its ordinary course operations until June 30, 2018. We further agreed that as a condition to the Waiver, by June 30, 2018, we will have closed a transaction, which includes an equity financing, refinancing or other investment or addition of capital, a joint venture, partnership, merger or other business combination, an asset sale, or, any combination thereof, that is acceptable to the lenders. Currently, we do not have any commitments or term sheets related to any such transaction. There can be no assurance that we will be able to enter into one or more transactions acceptable to the lenders. Based on management’s estimates and expectations, we have prepared a multi-year plan to achieve profitability and have provided that plan to the lenders in connection with the Waiver. This plan is subject to a variety of factors, many of which are not within our control, including future sales, cost increases and decreases, fluctuations in oil prices, as well as the other factors listed in the section entitled “Risk Factors” in the our Annual Report on Form 10-K for the year ended December 31, 2017 and its subsequent filings with the SEC. Based on this plan, we expect to require approximately $24 million for the fiscal year ending December 31, 2018, which includes capital to fund our operations and assumes all required payments of interest and principal. We also have plans to reduce costs at our facility and may spend up to $10 million in capital expenditures if sufficient capital is available, although such amounts may be decreased or delayed if necessary based on our available cash. We expect to fund these amounts from public offerings of our equity securities, private placements of our equity securities, corporate debt, government grants and/or strategic partnerships. Other than the February 2018 offering, we do not have any other commitments or term sheets related to any additional capital raising transactions and no term sheets of any kind with any prospective strategic partners. There can be no assurance that we will be able to raise additional funds or enter into such strategic partnerships. If we are unable to raise additional funds or enter into such strategic partnerships, our stockholders would likely lose most or all of their investment in us.

On February 13, 2018, we completed the closing of a registered direct offering, or the Offering, of  the 15,969,166 Series A Units, with each Series A Unit consisting of one share of our common stock, par value $0.01 per share, one Series A common stock purchase warrant, or Series A common warrant, to purchase one share of our common stock, one Series B common stock purchase warrant, or Series B common warrant, to purchase one share of our common stock and one Series C common stock purchase warrant, or Series C common warrant (and the shares of common stock issuable from time to time upon exercise of these common warrants). Each Series A Unit was sold at a price of $0.15 per unit. The shares of common stock and the Series A common warrants, the Series B common warrants and Series C common warrants part of a Series A Unit are immediately separable and were issued separately.

For investors whose purchase of Series A Units would have resulted in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock following the closing of the Offering, we offered the opportunity to purchase, in lieu of Series A Units that would have otherwise resulted in ownership in excess of 4.99% of our outstanding common stock, 30,935,833 Series B Units. Each Series B Unit will consists of one pre-funded common stock purchase warrant, or pre-funded warrant, to purchase one share of our common stock, one Series A common warrant, one Series B common warrant and one  Series C common warrant (we refer to the Series A common warrants, Series B common warrants and Series C common warrants collectively as the common warrants) (and the shares of common stock issuable from time to time upon exercise of these pre-funded warrants or the common warrants, or together, the warrants). The Series A Units and the Series B Units are referred to herein as the Units. Each Series B Unit were sold at a price of $0.149 per unit. The pre-funded warrants, the Series A common warrants, the Series B common warrants and Series C common warrants part of a Series B Unit are immediately separable and will be issued separately (including any shares of common stock issuable from time to time upon any exercise of such warrants).

Each Series A common warrant to purchase shares of common stock has an initial exercise price of $0.15 per share, subject to adjustment as set forth therein, and will be exercisable from the date of original issuance until August 13, 2018, the expiration date of the Series A common warrants. Each Series B common warrant to purchase shares of common stock has an initial exercise price of $0.15 per share, subject to adjustment as set forth therein, and will be exercisable from the date of original issuance until February 13, 2023, the expiration date of the Series B common warrants. Each pre-funded warrant to purchase shares of common stock has an exercise price of $0.15 per share, subject to adjustment as set forth therein, will be immediately exercisable and will be exercisable until the pre-funded warrant is exercised in full. The exercise price of each pre-funded warrant of $0.15 per share, subject to adjustment as set forth therein, will be pre-paid, except for a nominal exercise price of $0.001 per share of common stock, upon issuance of the pre-funded warrants and, consequently, no additional payment or other consideration (other than the nominal exercise price of $0.001 per share) will be required to be delivered to us by the holders of our pre-funded warrants upon exercise. Each Series C common warrant will be immediately exercisable and will be exercisable until the Series C common warrant is exercised in full. Each Series C common warrant will have a nominal exercise price of $0.00001 per share, subject to adjustment as set forth therein, and consequently, no additional payment or other consideration (other than the nominal exercise price of $0.00001 per share) will be required to be delivered to us by the holders of our Series C common warrants upon exercise. The number of shares underlying the Series C common warrants is initially zero, but may be increased at the end of the fifth trading day following the initial issuance date of the warrant (or such earlier trading day on which 90% of our daily volume weighted average price of our common stock on the trading market on such date is equal to or less than $0.05), to an amount equal to the difference between (1) subscription amount of each purchaser of the Series B units divided by the lesser of (a) the original per-unit purchase price of the Series A or Series B units and (b) the greater of (i) 90% of the lowest daily volume weighted average price of our common stock on the trading market during the five trading days including and immediately prior to such date and (ii) $0.05, and (2) the sum of the number of shares of common stock and pre-funded warrants, if any, issued to the purchaser at the closing of the Offering.

The final pricing of the Offering was $0.05346 and upon full exercise of the pre-funded and Class C Warrants 131,607,744 common shares will be issued, 131,607,744 Class A Warrants and 131,607,774 Class B Warrants. From the pre-funded and Class C warrant, 54,272,012 have not been exercise as of March 27 2018.

The Offering also triggered an adjustment to the exercise price of the outstanding August 2017 Warrants, April 2011 Warrants and June 2009 Warrants. The net proceeds from the Offering were approximately $6.2 million, after deducting underwriting discounts and offering expenses payable by us.

We expect that we will have sufficient cash to continue our operations into June of 2018. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions. In the event that our operating expenses are higher than anticipated or our gross margins and production level do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in production, and continued development and expansion of our products.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and to raise additional capital to meet our obligations. Based on our current operating plan, we anticipate that the net proceeds from our public offerings, a combination of government grants, interest bearing and interest-free loans and our existing cash and cash equivalents, may not be sufficient to enable us to maintain our currently planned operations. We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us.

We cannot assure you that we would be able to take any of these actions or that any effort to sell additional debt or equity securities would be successful or would raise sufficient funds to meet our financial obligations or finance additional facilities or that these actions would be permitted under the terms of our existing or future debt agreements. If additional financing is not available when required or is not available on acceptable terms, we may need to delay, modify or abandon our expansion strategy and we may be unable to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our offerings, revenue, results of operations and financial condition. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

NYSE and TSX Delisting

On September 8, 2017, we received written notice from the New York Stock Exchange, or NYSE, advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a consecutive thirty–trading day period ending September 6, 2017.

On February 8, 2018, the NYSE notified us that it has suspended trading in our common stock, effective immediately, and has commenced proceedings to delist our common stock from the NYSE. The NYSE took this action when the trading price of our common stock decreased to below $0.16 per share on February 8, 2018. The NYSE, in interpreting the continued listing standards under Section 802.01D of the NYSE’s Listed Company Manual, has determined that a trading price of below $0.16 per share is “abnormally low” and, therefore, is cause for suspension of trading and delisting from the NYSE. Our common stock was suspended from trading intra-day on the NYSE on February 8, 2018. The NYSE’s application to the SEC to delist our common stock is pending, subject to the completion of applicable procedures. We had a right to appeal to a Committee of the Board of Directors of the Exchange (the 'Committee') the determination to delist the Common Stock, provided that it filed a written request for such a review with the Secretary of the Exchange within ten business days of receiving notice of the delisting determination. We did not file such request within the specified time period. on March 12, 2018, our common stock was delisted from the NYSE, pursuant to the provisions of Rule 12d2-2(b) of the Exchange Act because, in the opinion of the NYSE, our common stock was no longer suitable for continued listing and trading on the NYSE.

On February 12, 2018, the Toronto Stock Exchange, or TSX, notified us that it was reviewing, on an expedited basis, our eligibility for continued listing. This review resulted from the Company not being in a position to obtain the approval of the TSX in connection the Offering. On February 16, 2018, the TSX notified us that it determined to suspend trading in our common stock, effective February 16, 2018, and to delist our securities effective at the close of market on March 16, 2018 and, effective at the close of market on March 16, 2018, our common stock was delisted from the TSX. We may seek listing of our common stock on an alternative marketplace, including the TSX Venture Exchange.

The delisting of our common stock from the NYSE and TSX is likely to have adverse consequences including, but not limited to: lower demand and market price for our common stock; adverse publicity; and a reduced interest in our company from investors, analysts and other market participants. In addition, the delisting of our common stock from the NYSE and TSX may impair our ability to execute on our operational and strategic goals, raise additional capital and attract and retain employees by means of equity compensation.

On February 9, 2018, our common stock started to trade on the OTC Pink Sheets Market.

We intend to apply for the trading of our common stock on another U.S. trading marketplace. We can provide no assurance that our common stock will commence trading on such marketplace (or, if commenced, continue to trade on this market), whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for a liquid trading market or whether quotes for our common stock may be blocked by this market in the future.

Industry Overview

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

Reliance on Petrochemicals

While the global chemical industry provides many value-added products to industrial and consumer end-markets, it is facing an increasing number of challenges as a result of its significant reliance on petroleum as its primary feedstock for the following reasons:

•

A Finite, Non-Renewable Resource as its Primary Input. Chemical companies are heavily dependent on oil, a finite, non-renewable resource that is in growing demand, particularly from developing economies such as India and China.  Given the demand pressures on such a critical input, chemical purchasers have shown growing interest in finding cost-effective, renewable alternatives.

•

Hydrocarbon Feedstock Price Volatility. Crude oil prices have experienced significant price volatility over time. For example, during the last five years, the market price per barrel of West Texas Intermediate crude oil ranged from a low of $26.21 to a high of $112.93 and was $61.64 on February 28, 2018. As a result, we believe chemical companies are looking for more stable solutions.

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

•

Reduced Supply of C4 Chemicals. In certain geographies, including North America, there has been a shift away from naphtha cracking to natural gas liquid cracking as a means of producing ethylene. As such, there is significantly less crude C4 fraction produced, which is a principal source of supply for C4 chemicals. Consequently, the shift to natural gas cracking has led to a drop in the supply of crude C4, a primary feedstock for C4 chemicals. This has led to increased volatility in the prices of C4 derived chemicals, including butadiene, maleic anhydride and BDO.

•

Increasing Governmental Regulation. Increasing government regulation and climate change initiatives are driving up the cost of using high carbon emitting processes, such as chemical production via petrochemicals. The third phase of the European Union’s Emission Trading System when implemented is expected to more broadly cover petrochemical production activities, potentially increasing costs at European petrochemical plants. In addition to regulation of carbon emitting processes, the use of petrochemicals in certain products, such as plasticizers containing phthalates, is subject to increasing regulatory pressure. In addition, several countries are implementing or reviewing a price on carbon emissions, either through taxation, cap and trade systems or other means.  We anticipate that production processes that emit greenhouse gases will be subjected to additional operating costs over time due to new regulations.

•

Customer Demand for Renewable and Sustainable Products. Consumers are increasingly seeking renewable alternatives to products when available. As consumers become more aware of the environmental footprint of petroleum-derived products, they may shy away from less sustainable products in favor of readily available, renewable non-petrochemical based alternatives, especially if these products are priced competitively. We believe that there is demand among certain players in the chemical value chain for more sustainable alternatives in order to differentiate themselves from their competitors. In addition, many brand owners are seeking to increase their sourcing of renewable materials in support of strategies to improve sustainability.

Biochemical Alternatives

We believe there is significant and growing demand for a low-cost and sustainable alternative to using petroleum for chemical production. We have developed a biochemical process to address this demand, using a yeast that can convert sugars derived from renewable feedstocks into bio-succinic acid.  Our bio-succinic acid is a biologically produced, chemically identical replacement for petroleum-derived succinic acid that can also substitute for other petrochemicals such as maleic anhydride, isophthalic acid and adipic acid in certain applications. Target end-uses for bio-succinic acid include plasticizers, polyurethanes, personal care products, resins and coatings, de-icing solutions, lubricants, polyethylene terephthalate resins, or PET resins and human and animal food additives.

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

Our Strengths

Our business benefits from a number of competitive strengths, including the following:

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

Selling Commercial Product Today

We operate the largest bio-succinic acid asset in the world. Our customers utilize our product as a cost-competitive, sustainable alternative to petroleum-based specialty chemicals in polymers, food additives and flavorings, bath salts, polyurethanes, pharmaceutical and other applications. Our ability to supply large scale quantities of bio-succinic acid at a competitive price is intended to enable our customers to develop new applications and initiate commercialization of their products.

Cost-Competitive Economics

Our experience operating the large-scale demonstration facility in Pomacle, France for five years prior to commencing operations in our Sarnia plant helped us to refine our process to make bio-succinic acid cost-competitive without subsidies. We expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30.00 per barrel, based on management’s estimate of production costs at full capacity at our facility in Sarnia, Ontario and an assumed corn price of $4.00 per bushel. Since commencing operations at our Sarnia facility, we have observed that our fermentations consistently achieved our targeted yield, productivity and volume targets. Our fermenters are greater than one million liters in volume.

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

Global Manufacturing Expansion Plan

Our Sarnia facility has a nameplate capacity of 30,000 metric tons of succinic acid per year and has been in operation since October 2015.   We plan to build a second manufacturing facility in North America.  This second facility would have the fermentation capacity required to produce 200,000 metric tons of bio-succinic acid annually at full capacity.  A majority of this succinic acid would be further converted into BDO and THF using technology licensed from Davy. We have completed the initial design of a plant that would have the capacity to produce 60,000 metric tons of bio-succinic acid, 70,000 metric tons of BDO and 24,000 metric tons of THF annually.

Our goal is to use the free cash flows from our facilities to finance the construction and operation of additional plants in the future. We may also license out our technology opportunistically to companies that would have internal use for the technology, or that are located in jurisdictions where we could not easily build and operate our own plants.

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

Sell out our Current Facility and Expand Our Global Manufacturing Capacity

We started commercial operations in the fourth quarter of 2015 at our first commercial facility in Sarnia, Ontario in cooperation with Mitsui. Our near-term focus is to sell out the capacity of this facility. We plan to construct additional large-scale bio- succinic acid facilities in multiple geographic regions employing a standardized design that facilitates expedient and capital-efficient growth. We expect to benefit from incremental cost reductions and further technological and engineering improvements at each additional facility. To further streamline production and reduce costs, we plan to integrate production and locate these facilities in proximity to required infrastructure and feedstock. We intend to retain operational control and, when possible, a majority interest in these facilities, as possible, and leverage new partnerships to obtain capital, construct the facilities, secure feedstock, sell future output and assist with manufacturing and market access.

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

Expand the Market for Succinic Acid

We plan to continue to work with independent labs, industry leaders and customers to test the use of our bio-succinic acid in new and emerging applications.  This work will involve new products made with bio-succinic acid, as well as the substitution of conventional petro-chemicals with renewable succinic acid in existing products.  We intend to continue to generate data that demonstrates value in use, including performance or economic benefits, along with the greater sustainability that our bio-succinic acid offers compared to that derived from petroleum.   We also plan to leverage our proprietary technology platform and expertise in the production of bio-succinic acid to enable the production of derivatives including salts, esters, polyols and plasticizers.

Continue to Reduce the Cost of Our Products

Our goal is to be the lowest cost producer of the chemicals we manufacture. Our bio-succinic acid production process has high yields and benefits from our proprietary low pH yeast and our simplified purification process.  We plan to continue to carefully invest in research and development and process engineering to further improve our technology platform’s yield, productivity, energy consumption and purification recovery, in an effort to further reduce our operating costs and the capital intensity of future plants. We have also implemented an operational excellence program in our Sarnia facility that aims to continuously improve the efficiency of our plant operations. We have identified, and are beginning to implement, projects that are anticipated to substantially reduce our variable costs.

Our Products

Bio-Succinic Acid

We chose to develop bio-succinic acid as our first product because it is a platform chemical that can be used in a broad range of markets, from high-value niche applications such as personal care products and food additives, to large volume applications such as bioplastics, plasticizers, polyurethanes, resins and coatings. Bio-succinic acid is also unique in terms of the limited quantity of sugar that is needed for its production. In 2004, the DOE published a report on “Top Value-Added Chemicals from Biomass”, identifying the top opportunities for the production of chemicals from biomass. The study prioritized twelve chemicals, from a group of over 300 possible building blocks that could be most effectively manufactured from sugars. Bio-succinic acid was recognized as one of the renewable building block chemicals with the greatest technical feasibility and commercial potential.

We have identified four main market opportunities for our bio-succinic acid platform:

•	Replacing petroleum-based succinic acid in applications where it is currently in use, such as food additives and fine chemicals.
•

Replacing other petroleum-based organic acids, such as adipic acid in polyurethanes and plasticizers, or isophthalic acid in PET resins and unsaturated polyester resins. Organic acids utilized in animal feed are also an opportunity for us.

•	Expanding into new uses for succinic acid, such as phthalate-free plasticizers, silicone replacements and bioplastics such as polybutylene succinate, or PBS.
•	Converting bio-succinic acid into BDO and THF, which are large volume, existing markets readily accessible to our “drop-in” bio-based alternatives.

Historically, the high cost of producing succinic acid from petroleum feedstock limited its use to a narrow range of specialty applications such as pharmaceuticals and food ingredients. A study published in August 2012 by Roland Berger estimated the market for petroleum-based succinic acid at approximately 51,000 metric tons per year with substantial growth potential.

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

•

Fine Chemicals. Succinic acid is used today in a variety of high value-added applications including dyes, inks and toners. Succinic acid is also used in pharmaceutical applications. Derivatives of succinic acid such as succinimides can provide multiple functions in pharma applications, such as a pH buffer, an antibacterial or chelating agent, a coatings/sizing agent, or as a stabilizer for other ingredients.

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

•

Polybutylene Succinate. PBS is a biodegradable polymer made by reacting succinic acid with BDO. The market for this biopolymer is currently limited by capacity and price, and the fact that it has traditionally been made with petroleum-derived succinic acid and BDO. Applications range from single-use food service ware, including cutlery, cups and lids, agricultural mulching film and compostable bags. Our bio-succinic acid enables PBS to be lower cost and partially renewable, and upon commercialization, we expect our BDO will enable PBS to be 100% bio-based.

•

Plasticizers. Plasticizers are organic esters that are primarily used to render polyvinyl chloride, or PVC, more flexible. PVC is widely used in multiple end-markets because it is low cost, durable and versatile. Bio-succinic acid esters can serve as replacements for the major phthalate-based plasticizers, which account for over 80% of the worldwide plasticizer market. There is increasing demand for renewable, phthalate-free plasticizers, particularly in sensitive applications such as children’s toys and childcare articles. We entered into a joint development agreement with Arlanxeo, a global leader in phthalate-free plasticizers, to develop a portfolio of bio-succinic-based phthalate-free plasticizers that can exceed the performance of general purpose plasticizers at competitive prices. Arlanxeo has begun to market a range of succinic acid based plasticizers, under the Uniplex brand.

We estimate the global addressable market for these various uses of bio-succinic acid is in excess of $2 billion.

Bio-based 1,4 Butanediol (BDO)

Succinic acid can be used to produce BDO. The major uses of BDO are in the production of polyurethanes and PBT. PBT is an engineering-grade thermoplastic that combines excellent mechanical and electrical properties with robust chemical resistance. The automotive and electronics industries heavily rely on PBT to produce connectors, insulators, wheel covers, gearshift knobs and reinforcing beams. We believe there is growing interest in the automotive industry to produce PBT and blends that are partially bio-based to enable automobile manufacturers to meet their sustainability goals. Based on information obtained from ICIS Chemical Business Magazine (August 27 to September 9, 2012), the global BDO market is estimated to be approximately $4 billion.

Tetrahydrofuran

Succinic acid can also be used to produce THF. THF is used to produce spandex fibers and other performance polymers, resins, solvents and printing inks for plastics.  There is also growing demand in the apparel industry for renewable, bio-based spandex.  Based on information obtained from CEH Marketing Research Reports on THF published in October 2010 and March 2013, respectively, we estimate the global THF market to be approximately $2 billion.

Our Technology

Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert renewable feedstocks into chemicals that are cost-competitive replacements for petroleum-derived chemicals. We have distinct technologies:

•	the production of succinic acid through fermentation; and
•	the conversion of succinic acid into BDO and THF by catalyst-assisted hydrogenation.

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

Our yeast produces succinic acid at a very low pH, so that there is no base added during the fermentation. This results in reduced energy consumption and a simplified purification process. Our yeast also gives us the ability to use larger, less complex fermenters relative to bacteria, leading to lower capital intensity and operating costs.  Our Sarnia plant operates with our yeast. Since we began operations in the Sarnia facility in the fall of 2015, we have consistently achieved our performance targets with respect to our yeast’s yield on sugar, productivity and production quantity.  We are continuing to improve our yeast to further enhance its performance, thereby further reducing the cost of production and the capital intensity of future plants.

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

Cargill Inc.

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

In May 2012, we secured a worldwide, royalty-bearing license from Cargill to use certain patents that cover Cargill’s yeast for the production of adipic acid. In addition to the license, we were granted the option to further develop Cargill’s yeast so that it can consume ligno-cellulosic and non-food feedstocks to produce bio-succinic acid or bio-adipic acid.

Johnson Matthey Davy Technologies Limited

In December 2014, we entered into a license agreement with Davy. We intend to use the technology licensed from Davy in our contemplated second plant. We also entered into an engineering agreement with Davy in relation with the license agreement, under which Davy provided a complete basic engineering package for converting bio-succinic acid to BDO and THF, along with the provision to supply certain pieces of equipment and the catalysts needed to operate the plant.  Davy will also provide on-site construction and commissioning support, and performance guarantees for the subsequent operation of the plant as part of its technology license to us.

National Research Council of Canada

We have partnered with the National Research Council of Canada, the Government of Canada’s premier organization for research and development, and with the Institut national de la recherche scientifique, or INRS, the branch of the Université du Québec dedicated to fundamental and applied research, to develop an organism that can consume methanol or methane for the production of bio-succinic acid. We began this work in November 2012. The work led to the production of one PCT and one U.S. patent application. We proved that we can engineer a specific microorganism to produce bio-succinic acid using biogas or methane but more research will be required to design a cost-effective process.

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

We own or have rights in patents and patent applications directed to various aspects of our business. Our licensing agreement with Cargill gives us access to four existing patent families covering topics such as methods and materials for the production of organic products including organic acids using genetically-modified yeast species to fermentation process optimization. Patents resulting from these four patent families are scheduled to expire from 2019 to 2026.  Our collaboration with Cargill has also generated four international patent applications licensed to us or owned by us that are directed to the production of succinic acid.  Patents, if granted on these patent applications, would expire in 2031 to 2033.

With regard to the purification of bio-succinic acid and other dicarboxylic acids produced by fermentation, we own several U.S. and nine granted patents in Europe and other countries directed to processes for producing succinic acid, adipic acid, and other di-carboxylic acids, or their ammonium salt forms from fermentation broths.  These patents are set to expire in 2031 onwards. For BDO and THF production, we entered into a technology license with Davy for a new plant.  We have also secured the right to license that same technology for two additional BDO/THF plants.

For the conversion of bio-succinic acid to BDO, we also own patents and patent applications in various countries including United States, Europe and Canada.  These patents and patent applications are directed to the conversion of bio-succinic acid to BDO. These patents and applications are scheduled to expire in 2031. In addition, we own an international patent application, U.S. patent applications and corresponding patent applications in Europe, Canada and other countries that are directed to the conversion of bio-succinic acid into other compounds including diaminobutane, succinic dinitrile, succinamide and pyrrolidones. If granted, these patents would expire in 2031. We also own or have rights in patents and patent applications directed to the use of succinic acid and succinic acid salts.  For example, we own a U.S. patent and a Canadian patent directed to de-icing compositions. These de-icing patents are scheduled to expire in 2029.

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

We have sought protection for the BioAmber logo and composite trademark (name and logo) in association with chemicals used for industrial purposes, namely, organic acids, di-functional alkanes, organic salts and derivatives. We have sought protection in the United States, China, Japan, South Korea, European Union, India, Mexico, Canada, Thailand, Taiwan, Russia, Australia and Brazil.

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

Our Feedstock Strategy

Our yeast can use a range of renewable feedstocks as a source of fermentable “sugars”, including glucose (also called dextrose) from corn, wheat, tapioca and other starch and cellulose sources, sucrose (also called sugar) from cane, beets or sorghum and biomass sugars containing significant quantities of glucose, derived from agricultural and forestry waste. Given the relatively small quantity of fermentable sugars that we require to produce bio-succinic acid, we have initially sourced commercially available dextrose syrup for our facility in Sarnia, which we believe to be the most cost competitive source of fermentable sugars today in North America. We have entered into a multi-year glucose supply agreement with a leading producer that operates several glucose production plants in North America. As biomass sugar technologies mature and become commercially available at competitive prices, our plan is to also source them for a portion of our chemicals production (feedstock hedging and diversification).

We have a relationship with Comet, a Canadian based company scaling up technology to produce biomass sugar. Comet technology will offer high-purity glucose that could be produced in Comet’s planned commercial facility in Sarnia, Ontario. The glucose would be produced from agricultural residues using Comet’s innovative extraction technology. We made a small equity investment in the amount of $412,434 (CAD$500,000) in Comet.  We had tested several biomass sugars and we believe that today, Comet offers glucose that is on par with corn dextrose in term of quality. Comet had proven this by operating a large demonstration plant in Italy.  We recognize the growing need to focus the food chain on human nutrition, and to use sustainable, non-food, sources of biomass to produce chemicals and materials. As such, we plan to incorporate biomass derived sugars into our supply chains as they become commercially available and economically viable. We are considering three strategies to achieve this goal: (i) assist Comet with its scale-up and source the sugars they eventually produce for bio-succinic acid production in our Sarnia facility; (ii) license Cargill’s lignocellulosic technology and incorporate it into our yeast, so that the yeast can consume C5 sugars derived from lignocellulose; and (iii) develop a next-generation organism that can consume methanol or methane as the source of carbon to produce succinic acid. This would allow us to use alternative feedstock such as syngas.

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

Additional Planned Manufacturing Facilities

We plan to build a second integrated manufacturing facility that we expect will produce approximately 200,000 metric tons per year of bio-succinic acid and then transform a majority of the bio-succinic acid into 70,000 metric tons per year of bio-based 1,4 BDO and 24,000 metric tons per year of THF, along with 60,000 metric tons per year of crystalline succinic acid. We have signed a fifteen-year offtake agreement with Vinmar for 100% of the BDO and THF output. We have also signed an offtake agreement with Vinmar for a portion of the bio-succinic acid production.  The annual volume of the offtake agreement will be agreed between the parties prior to the financial close of the plant. Vinmar plans to take a 10% equity stake in the plant. We are actively seeking other minority equity partners for this facility, as well as government support in the form of low interest loans or loan guarantees.

Based on current estimates and assumptions, we expect this second North American manufacturing facility to have construction costs of approximately $500 million. We are seeking to finance 70% of the capital cost through project level debt.  In the fall of 2016 we announced an important milestone in our application for a $360 million loan guarantee from the DOE.  The DOE’s Loan Program Office, or LPO administers a four phase process under the Title XVII Innovative Clean Energy Projects loan guarantee program.  This program finances innovative renewable energy and efficient energy projects.  We had successfully completed the first two phases of the process and were selected for the next phase in which we have engaged the LPO in the negotiation of terms and conditions of the potential loan guarantee, and we have been working with the LPO to validate the engineering, environmental, market and financial information that we had submitted in the previous phases. We completed the first two phases of this process under the Obama administration.  There can be no assurance that the Trump administration will continue this program. Accordingly, there can be no assurance that we will be able to secure the U.S. DOE loan guarantee. We have also been engaged with Canadian federal and provincial agencies in a similar process to secure low interest loans to build the plant in Sarnia Ontario, rather than in the United States.  Our discussions with Canadian federal and provincial agencies are being impacted by their desire to see improved financial performance at our Sarnia facility. There can be no assurance that we will be successful in securing low interest loans from Canadian federal or provincial agencies.

On December 16, 2016, we entered into a non-binding letter of intent with CJ Cheiljedang Corporation, or CJCJ. Until December 31, 2017, we and CJCJ have entered into an exclusivity period in which we may not discuss, evaluate or enter into binding or non-binding agreements with any third parties in connection with a retrofit of an existing fermentation facility to produce bio-

succinic acid using our low pH technology or to build new bio-succinic acid capacity in China or South Korea. Similarly, CJCJ may not discuss, evaluate or enter into binding or non-binding agreements in connection with the research, development, manufacture or marketing of bio-succinic acid. Under the terms of the agreement, we and CJCJ plan to establish a joint venture in China to produce up to 36,000 metric tons of bio-succinic acid annually and commercialize the output in Asia.

The letter contemplates the retrofitting of an existing CJCJ fermentation facility with our succinic acid technology. CJCJ would incur all capital costs required to retrofit its fermentation facility, including the capital needed during plant commissioning and startup, and with production expected to begin in the second quarter of 2018. The joint venture could subsequently expand production capacity through debottlenecking and/or additional investment. CJCJ is expected to own 65% of the joint venture and we are expected to own 35%. The joint venture would pay us a technology access fee for our bio-succinic acid technology, and pay CJCJ a tolling fee for producing bio-succinic acid on its behalf. The joint venture is subject to certain conditions, including technical and commercial due diligence. As of December 31,2017, no definitive agreement had been reached and the letter of intent was not renewed. There can be no assurance that we will be successful in entering into this joint venture on the proposed terms described above, or at all.

Research and Development

As of December 31, 2017, our research and development department activities funded an internal team of 13 scientists and engineers that were employed by us. We also work with partners, including Cargill, to accelerate time to market and leverage existing know-how and infrastructure. Our technology development was initially focused on capabilities in fermentation engineering, analytical chemistry and molecular biology.

Our net research and development expenditures were approximately $5.5 million, $7.2 million and $20.3 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

We compete with petro-based succinic acid manufactured by established companies, including Kawasaki Kasei, Nippon Shokubai, and numerous Chinese producers including Anqing Hexing Chemical Co. Ltd., and Anhui Sunsing Chemicals Co., Ltd.  In addition, we compete against other companies producing bio-succinic acid, though these companies operate demonstration scale plants that are smaller than our Sarnia facility. These competitors are PTT Global Chemical, owner of Myriant Corporation, Reverdia, a collaborative venture between DSM and Roquette Frères S.A., and Succinity, a collaborative venture between BASF and Corbion.

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

We believe we compete favorably with respect to all of these drivers. With our yeast and our simple purification process, we are confident that we are a cost competitive producer of high quality bio-succinic acid relative to both our bio-based competitors and existing petroleum producers. In addition to our technology advantage, we believe the size of our Sarnia plant also provides a cost advantage in terms of depreciation and fixed operating costs, given that our bio-succinic competitors operate plants that are less than half our annual capacity, and in the case of DSM-Roquette and Corbion-BASF, one third the size of Sarnia. The location of our plant also provides us with lower cost sugars and energy than in Southern Europe, where the DSM-Roquette (Italy) and Corbion-BASF (Spain) plants are located.

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

With respect to our BDO/THF, we believe we will be cost competitive with petroleum derived processes. Our technology to produce BDO will require approximately less capital than the n-butane-based process. Given the competitive cost structure of our bio-succinic acid, which will serve as the starting material for the production of BDO/THF in our integrated production plants, we project that our full cost for BDO and THF will also be competitive.

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

Regulatory Overview

We are subject to various international, federal, state and local regulatory laws, rules and regulations, including those relating to pollutant discharges into the environment, the management of hazardous materials, the protection of endangered species and the health and safety of our employees. For example, in the United States, the Occupational Safety and Health Act and analogous state laws and regulations govern the protection of the health and safety of employees. The Clean Air Act and analogous state laws and regulations impose obligations related to emissions of air pollutants, including greenhouse gases. The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and analogous state laws and regulations govern the clean-up of hazardous substances. The Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws and regulations govern discharges into waters. The Toxic Substances Control Act, or TSCA and analogous state laws and regulations impose requirements on the production, importation, use and disposal of chemicals and genetically modified microorganisms.

In Canada, similar regulatory programs exist under the Canadian Environmental Protection Act, 1999, or CEPA 1999. In particular, a regulatory program similar to TSCA requires that Environment Canada approve the manufacture of any chemical not already included on the Domestic Substances List, or DSL. We obtained the approval from Environment Canada with respect to the use of our yeast in 2013. If Environment Canada were to require any of our future products to undergo extensive testing, which we currently do not anticipate, securing approval to manufacture such products would potentially be subject to significant delays or costs. In the European Union, we are subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). Under REACH, we are required to register our products with the European Commission. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union. BioAmber’s bio-succinic acid has been approved under REACH.

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

The construction and operation of our production plants require obtaining permits and other approvals in various jurisdictions. For example, the production plant in Sarnia, Ontario, Canada required Certificates of Approval from the Ministry of Environment, an Environmental Assessment under the Canadian Environmental Assessment Act, approval of the organism under CEPA 1999 and planning, construction, building, occupancy and fire permits from the City of Sarnia. Similar requirements are anticipated to apply in other countries where production plants are or may be planned. As a condition to granting the permits and other approvals, regulators could make demands that increase our construction and operating costs and result in the need to procure additional financing. Failure to obtain and comply with all applicable permits and other approvals could halt construction and subject us and our partners to future claims. We therefore cannot guarantee procurement or compliance with the terms of all permits and all other approvals needed to complete, and later continue to operate, our and our partners’ production plants. In addition to actual plant operations, liabilities could arise from investigation and clean-up of environmental contamination at our and our partners’ production plants. We and our partners may also be subject to third-party claims alleging property damage or personal injury due to the release of or exposure to hazardous substances.

In addition, new laws, new regulations, new interpretations of existing laws or regulations, future governmental enforcement of environmental laws or other developments could result in significant expenditures. For example, in 2009, the U.S. Environmental Protection Agency announced its “Essential Principles for Reform of Chemicals Management Legislation” and in April 2011, the Safe Chemicals Act of 2011 was introduced in the U.S. Congress. This bill would have amended TSCA to be more similar to REACH and require safety testing of all industrial chemicals and could have resulted in the need to disclose confidential business information relating to chemical safety. We are monitoring this and other legislative and regulatory developments. Any failure by us or our industry partners to comply with applicable regulatory rules and regulations could harm our reputation as well as our business, financial condition and operating results. In addition, regulatory approvals, registrations, permits, licenses, certifications and other requirements may be denied or rescinded resulting in significant delays, additional costs and abandonment of certain planned activities or require us to engage in costly and time consuming efforts to remediate. Compliance with applicable regulatory rules and regulations can be costly and time consuming.

Financial Information About Segments

We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers, or CODMs, which are our [chief executive officer and chief operating officer], in deciding how to allocate resources and assess performance. Our CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment and geographic information can be found in the consolidated financial statements.

Employees

As of December 31, 2017, we had eighty-five full-time employees. Of these employees, thirteen were engaged in research and development and engineering, four were engaged in sales and marketing, seventeen were engaged in general and administrative activities and fifty-one were engaged in operational activities. Sixty-seven employees are based in Canada, fifteen are based in the United States and the remaining three employees are located in Europe. We have never experienced any employment-related stoppages and we consider our employee relations to be good.

Item 1A.Risk Factors

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

Risks Related to Our Business and Our Industry

We do not have enough cash to fund our operations to profitability and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to a potential business combination or a sale of our company or our business, or reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced recurring operating losses and as of December 31, 2017, we had an accumulated deficit of approximately $319 million. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations, as well as our costs associated with sales and marketing expenses. We expect to continue to incur substantial costs and expenses related to the continued development and expansion of our business, including those related to the development, continuation and operation of our additional manufacturing facilities, research, testing and development of new products and the growth of our sales and marketing efforts. On December 31, 2017, we had cash and cash equivalents of $4.6 million and net working capital of $3.9 million. This compares to $16.2 million in cash and cash equivalents and a negative net working capital of $13.9 million, respectively, at December 31, 2016. Further, we expect that based on our internal cash flow projections, current cash position and current financial covenants, we will exceed our available cash in March of 2018. We expect that we will have sufficient cash to continue our operations into June of 2018 based on the February 2018 equity raise. In light of our cash position, we may be required to seek strategic alternatives, including but not limited to, strategic partnerships, a potential business combination or a sale of our company or our business. Further, if such strategic alternatives are unavailable to us, we may need to reduce and/or cease our operations, and/or seek bankruptcy protection.

Although we have raised additional capital since December 31, 2017 through other public offerings of our equity securities, if we are unable to generate additional funds in the future through financings, sales of our products, government grants, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. We anticipate incurring substantial additional losses and may never achieve profitability. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow.

We have a limited operating history, a history of losses, anticipate continuing to incur losses for a period of time, and may never achieve or sustain profitability.

We have only been in existence since October 2008 and, therefore, we have a limited operating history upon which you can base your evaluation of our business. As a result, any assessments of our current business and predictions you make about our future success or viability may not be as accurate as they could have been if we had a longer operating history. Since our inception, we have incurred substantial net losses, including net losses of $102.2 million for the year ended December 31, 2017, including a non-cash impairment loss and write-off of property, equipment and intangibles asset of $77.6 million, $28.4 million for the year ended December 31, 2016, and $41.2 million for the year ended December 31, 2015. We expect these losses to continue. We expect to continue to incur substantial costs and expenses related to the continued development and expansion of our business, including those related to the development, continuation and operation of our additional manufacturing facilities, research, testing and development of new products and the growth of our sales and marketing efforts. We will need to generate and sustain increased revenues in future periods in order to become profitable. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

If we are unable to continue as a going concern, our securities will have little or no value.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and to raise additional capital to meet our obligations. Specifically, we have incurred substantial net losses since our inception and we expect those losses to continue for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, our ongoing operations may require us and/or our subsidiaries to raise additional funds, and there are no assurances that such financing will be available on terms acceptable to us, or at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although we have raised additional capital since December 31, 2017 through other public offerings of our equity securities, if we are unable to generate additional funds in the future through financings, sales of our products, government grants, loans or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

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

In addition, in connection with the termination of the joint venture agreement, we agreed to indemnify Mitsui for any payments it makes pursuant to its guarantees under the commercial loan agreement with Comerica Bank, Export Development Canada and Farm Credit Canada and the other parties thereto, or the EDC Loan Agreement and the loan agreement with the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund), or the SJIF Loan Agreement. Any payments we make pursuant to our indemnification obligations to Mitsui may divert a significant amount of money that we could otherwise use to expand our Sarnia facility and achieve our strategic objectives.

To achieve profitability, we need to execute our manufacturing expansion strategy, including the ramp up of our facility in Sarnia, Ontario.

We are currently ramping up our first facility in Sarnia, Ontario and we intend to build and operate additional facilities. We have limited experience in operating a commercial-scale production facility, and our technology may not perform as expected in future plants.

There is no guarantee that our Sarnia facility will produce at full capacity and even if we do meet these goals, we may encounter operational challenges for which we are unable to devise a workable solution or which may result in additional costs. To date, we have entered into agreements that contemplate, but do not obligate, us to supply approximately 23,000 metric tons of bio-succinic acid and its derivatives per year until the end of 2019, and we are actively seeking to enter into additional supply agreements. Some of these supply agreements obligate our customers to exclusively fulfill their needs for bio-succinic acid from us, contingent on our ability to meet their price and other requirements; however, there are no penalties in the event they do not purchase or we do not supply them with bio-succinic acid in the projected purchase volumes they have indicated in the agreements. Without increasing our production capacity by completing future facilities, we may not be able to meet the demands of our customers and our customer relationships and commercialization growth may suffer.

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

The terms of our debt instruments require us to comply with various milestone covenants related to the start-up of our facility in Sarnia, Ontario. A breach of any of these covenants could result in an event of default under one or more of these debt instruments which, if not cured or waived, could give the holders of the defaulted indebtedness the right to terminate commitments to lend and causes all amounts outstanding with respect to the indebtedness to be due and payable immediately. The EDC loan was reclassified as a current liability, as there is no certainty that we will be able to meet the covenants for the next twelve months.  We are also party to certain agreements with governmental entities that provide grants and loans and private lenders in connection with the operation of our Sarnia facility. If we fail to meet any of the covenants contained in these grant and loan agreements, we may be forced to repay grants received and the repayment of the loans may be accelerated. In addition, in connection with the termination of our joint venture agreement with Mitsui, (i) we entered into an Indemnity Agreement with Mitsui, pursuant to which we and BioAmber Sarnia have agreed to indemnify Mitsui for any payments it makes pursuant to its guarantee of our obligations under the EDC Loan Agreement and the SJIF Loan Agreement; (ii) we entered into a Security Agreement pursuant to which we and BioAmber Sarnia agreed to pledge all of our personal property as security for our indemnification under the Indemnity Agreement; and (iii) we agreed with Mitsui that in the event a strategic investor acquires more than 25% of BioAmber, or any investor acquires more than 25% of BioAmber Sarnia, Mitsui will be released from all liability under its guarantee obligations for the EDC Loan Agreement. The above-described provision of our agreements with Mitsui remain subject to the prior consent of our lenders and there can be no assurance that such consent will be obtained or that our lenders will not seek to modify, accelerate or terminate our loan agreements. If we are forced to repay government grants, accelerate the repayment of our loans or if any of our loans is terminated, our assets and cash flow may be insufficient to make such repayments or fund our manufacturing expansion strategy.

We have generated only limited sales of bio-succinic acid to date, are dependent on a limited number of customers and face challenges to developing our business.

To date, all our revenue has been derived from the sale of our bio-succinic acid through product and market development efforts related to our bio-succinic acid product, and we have not made sales of any other products. In order to generate sales of our bio-succinic acid and any future products, we must be able to achieve our production cost targets and produce sufficient quantities of our products, both of which are dependent on our ability to maintain our commercial-scale manufacturing facility and build additional manufacturing operations. If we are not successful in operating existing or constructing additional manufacturing facilities or otherwise increasing our manufacturing capacity, developing products that meet our customers’ specifications, further advancing our commercial arrangements with existing customers and gaining new customers, we will be unable to generate meaningful revenue from the sale of our products. In addition, we depend, and expect to continue to depend, on a limited number of customers for sales of our bio-succinic acid. During the year ended December 31, 2017, 74% of our sales were to three customers. During the year ended December 31, 2016, 71% of our sales were to one customer. In the future, a small number of customers may represent a significant portion of our total revenue in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period. A loss of, or any credit issues related to, any of these customers or a failure to capture additional customers could adversely affect our financial performance.

Our financial obligations are expected to continue to be substantial, and we may not obtain the additional financing we need in order to grow our business, develop or enhance our products or respond to competitive pressures. In addition, our financial obligations are expected to continue to be substantial.

We will need to raise additional funds in the future in order to grow our business. We expect that based on our internal cash flow projections, current cash position and current financial covenants, we will exceed our available cash in March of 2018. We expect that we will have sufficient cash to continue our operations into June of 2018 based on the February 2018 equity raise.

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

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and to raise additional capital to meet our obligations.  Based on our current operating plan, we anticipate that the net proceeds from our public offerings, a combination of government grants, interest bearing and interest-free loans and our existing cash and cash equivalents, may not be sufficient to enable us to maintain our currently planned operations beyond the next 12 months. We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us.

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

We have significantly expanded our business since our inception and have grown to eighty-five full-time employees as of December 31, 2017. We currently conduct our business in several countries, including the United States, Europe and Canada, and we may continue to expand geographically in the future. We expect our growth to continue and accelerate in connection with our expansion strategy. As our operations continue to expand, we will need to continue to manage multiple locations and additional relationships with various third parties. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our anticipated growth and expanding our operations will require us to do, among other things, the following:

•	enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures;
•	effectively scale our operations, including successfully constructing future manufacturing facilities;
•	diversify our product line to leverage our bio-succinic acid for use in multiple value-added products and derivatives, and develop bio-based C6 building block chemicals;
•	successfully identify, recruit, train, maintain, motivate and integrate additional employees and continue to retain, motivate and manage our existing employees;
•	maintain partnerships with third parties for the development of our technologies, funding and construction of our plants and the commercialization of our products; and
•	maintain, defend and grow our intellectual property portfolio.

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

We have signed a binding fifteen-year offtake agreement for 1,4 BDO and THF with Vinmar, under which Vinmar has committed to purchase 100% of the BDO and THF produced in our next plant, a 100,000 metric ton per year capacity plant that we plan to build in North America. Vinmar also plans to invest in the BDO plant alongside us. Following the financing, construction and commissioning of the 100,000 metric ton BDO and THF plant, Vinmar will be obligated to purchase 100% of the BDO and THF produced there for 15 years, and we will be obligated to sell exclusively to Vinmar. As part of the agreement, Vinmar has a right of first refusal to invest in and secure 100% of the offtake from a second BDO plant that we would build in the future. While this agreement is binding, our inability to finance and construct the BDO plant would relieve Vinmar of its obligation to purchase BDO and THF under the terms of the offtake agreement. On December 22, 2016, we entered into an amendment to this offtake agreement with Vinmar for 1,4 BDO and THF extended the deadline for achieving the financial close to December 31, 2018.  We have signed a second offtake agreement in July 2014 with Vinmar that covers our next plant, which will have an annual nameplate capacity of 70,000 metric tons per year of bio-succinic acid, with Vinmar committed to off-taking 50,000 metric tons of the bio-succinic acid produced there for 15 years.  Vinmar has also committed to offtake 150,000 metric tons of the production from our third plant, which has a planned nameplate capacity of 200,000 metric tons per year. On December 22, 2016, we entered into an amendment to this offtake agreement for bio-succinic acid, which terminated the portion of the offtake agreement related to our Sarnia facility in connection with entering into our non-binding letter of intent with CJCJ, pursuant to which such termination is a requirement of the definitive agreements contemplated by the non-binding letter of intent. In our original agreement, the second and third bio-succinic acid plants had December 31, 2016 and December 31, 2019 deadlines respectively for achieving a financial close. The amendment extended the deadlines for achieving the financial close of the second and third plants to December 31, 2018 and December 31, 2020, respectively. The amendment also removed the predefined production volume and offtake for the second and third bio-succinic acid plants. Vinmar and BioAmber must now agree to the bio-succinic acid capacity and offtake volume of plants two and three, taking into account global supply and demand dynamics. The failure of the parties to agree would allow either party to terminate the portion of the offtake agreement related to the plant in question.

On January 18, 2018 BioAmber signed a waiver with Vinmar allowing Vinmar to sign a single offtake agreement with a third party for bio-BDO produced from a single plant not owned or affiliated with BioAmber. Vinmar has agreed to postpone to December 31, 2019 any right it may have to terminate the offtake agreement for 1,4 BDO.

We expect to enter into collective bargaining with the employees of BioAmber Sarnia, and the results of this process are uncertain.

Following an application for certification recently received and a vote recently held, it is expected that the employees of BioAmber Sarnia Inc., will be unionized in the province of Ontario, Canada, subject to the negotiation and execution of a collective bargaining agreement between BioAmber Sarnia Inc. and the union having filed the application for certification. We have commenced negotiations of a collective bargaining agreement. Any labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit our ability to operate our business and could increase costs. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at our Sarnia facility, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our financial condition, cash flows and results of operations.

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

If the price of petroleum and petroleum-based succinic acid and other chemicals declines, the gross margins and or the demand for our products may decrease.

The bio-succinic acid we produce is a renewable alternative to petroleum-based succinic acid. Based on our current financial modeling with respect to our facility in Sarnia, Ontario, we anticipate that if the price of oil falls below $30 per barrel for a sustained period of time and corn prices are above $4.00 per bushel, the resulting selling price of our succinic acid would result in lower gross margins and we may be unable to compete on cost with petroleum-based succinic acid products, which would adversely impact our operating results. World prices for oil have fluctuated widely in recent years. For example, during the last five years the market price per barrel of West Texas Intermediate crude oil ranged from a low of $26.21 to a high of $112.93 and was $61.64 on February 28, 2018. We expect that prices will continue to fluctuate, and may decline in the future. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers, dissuade potential customers from entering into agreements with us to buy our products, and delay or modify our expansion and investment strategies or those of our collaborators.   In addition, a sustained drop in oil prices will reduce the price of certain petrochemicals, making it uneconomical to produce them from our bio-succinic acid feedstock.  A sustained period of oil prices at or below $30 per barrel could also make it uneconomical to sell bio-succinic acid at the same market price as petroleum-derived adipic acid, thereby slowing the substitution of adipic acid in polyurethane and coatings markets.

The addressable market sizes we believe exists for bio-succinic acid and the products we plan to sell in the future are based on management’s estimates and third-party information, and the actual market sizes may be smaller that we believe.

Management’s estimates of the addressable market sizes are based on industry reports from 2008 through today, pricing information in the industry reports and from ICIS, publicly available information and management’s estimates of what portion of the total market size may be addressable through bio-succinic acid. In many cases, such information and reports differ among sources as to addressable market sizes.  While we believe that management’s estimates and these sources are reliable, there may be significant differences in actual market size compared to the information presented.

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

Competition in the bio-based chemicals business from other chemicals companies is well established, with many substantial entities having well-financed multi-national operations. Our products will compete against those produced by established companies, including a collaborative venture between Royal DSM and Roquette Frères S.A., as well as a collaborative venture between BASF SE and Corbion. Competition in the bio-based chemicals business is expanding with the growth of the industry and the evolution of new technologies. In addition to competing with new technologies, we also compete against traditional petroleum-derived chemicals, many of which are produced by large companies that have greater financial and other resources than we do. Because of their better capitalization, larger companies will be better-positioned to develop and commercialize new technologies, build new production facilities and install existing or more advanced equipment, which could reduce our market share and harm our business. In addition, our products could face competition from those produced by early-stage companies, such as Genomatica Inc. and Myriant Corporation. Our ability to compete successfully will depend on our ability to deploy and operate our technologies and cost effectively produce renewable alternatives to petroleum-based chemicals. Some of our competitors are developing new technologies that may be more successful than our technology. These competitors may also have substantially greater production, financial, research and development, personnel and marketing resources than we do or may benefit from local government programs and incentives that are not available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered less competitive by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility increases of a competitor acquiring patent or other rights that may limit our products or potential markets, which could lead to litigation. In addition, we may be subject to aggressive competitive tactics from our competitors, who may use their strong positions in the market and established relationships with existing suppliers and customers to take measures that negatively affect our ability to compete effectively in this industry. Our inability to maintain our competitiveness and grow our market share may, adversely affect our results of operations and financial position, and prevent us from achieving or maintaining profitability.

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

We use biological materials and genetically modified organisms, or GMOs, in our production processes and are subject to a variety of federal, state, and local laws and regulations governing the use, generation, manufacture and disposal of these materials. For example, the TSCA and analogous state laws and regulations impose requirements on the production, importation, use and disposal of chemicals and GMOs in the United States. In Canada, similar regulatory programs exist under the Canadian Environmental Protection Act. In particular, a regulatory program similar to TSCA requires that Environment Canada approve the manufacture of any chemical not already included on the DSL. We have secured approval from Environment Canada for our use of yeast in the manufacture of our bio-succinic acid and the derivatives of succinic acid that we plan to commercialize.  If Environment Canada requires our future C6-based products to undergo extensive testing, which we currently do not anticipate, securing approval to manufacture such products could potentially be subject to significant delays or costs. In the European Union, we are subject to the REACH chemical regulatory program known. Under REACH, we are required to register our products with the European Commission. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union.

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

Our business involves complex operations spanning a variety of disciplines that demands a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. While we have been successful in attracting experienced, skilled professionals to our company, the loss of any key member of our management team or key research and development or operational employees, or the failure to attract and retain additional such employees, could slow our development and commercialization of our products for our target markets and executing our business plans. For example, on February 17, 2017, Jean-Francois Huc, our then-Chief Executive Officer and President resigned from such positions.  In addition, in October 2017, we entered into a Separation and Consulting Agreement with Fabrice Orecchioni, our former President and Chief Operations Officer.  While Mr. Orecchioni agreed to provide consulting services to us for a period of four months following this termination, there can be no assurance that the departure of Mr. Orecchioni will not have an adverse effect on our business, financial condition and results of operations.

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

We are subject to the risks arising from adverse changes in global economic and market conditions. The worldwide economy has been experiencing significant economic turbulence, including uncertainty in international trade environment following the United Kingdom’s decision to exit from the European Union and the 2016 U.S. elections, and global credit and capital markets have experienced substantial volatility and disruption. These adverse conditions and general concerns about the fundamental soundness of domestic and international economies could limit our partners’ or potential partners’ ability or willingness to invest in new technologies or capital. Moreover, these economic and market conditions could negatively impact our current and prospective customers’ ability or desire to purchase and pay for our products, or negatively impact our feedstock prices and other operating costs or the prices for our products. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of various sectors which do not include the bio-based chemical industry may reduce the resources available for government grants and related funding that could assist our expansion plans or otherwise benefit us. Any one of these events, and continuation or further deterioration of these financial and macroeconomic conditions, could prevent the successful and timely development and commercialization of our products, as well as significantly harm our results of operations and ability to generate revenue and become profitable.

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

We are subject to income taxes in the United States and Canada. We have incurred significant losses and have only generated taxable income in Canada. As of December 31, 2017, we had approximately $47.5 million of net operating loss carryforwards (or NOLs) in Canada.  As of December 31, 2017, we had approximately $150.5 million of U.S. federal tax NOLs. Each jurisdiction in which we operate may have its own limitations on our ability to utilize NOL or tax credit carryovers generated in that jurisdiction. Also, we generally cannot utilize NOLs or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of NOLs or tax credits in other jurisdictions. In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined in Section 382 of the Code) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not performed a detailed analysis to determine whether an ownership change has occurred after each of our previous issuances of common stock and warrants. In addition, if we undergo an ownership change as a result of any offerings that we may undertake, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. We have a full valuation allowance against our net deferred tax assets.

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

The material weakness identified in our internal control over financial reporting as of December 31, 2016 was related to accounting for non-routine or complex transactions, which resulted in an error in the accounting treatment of a complex revenue recognition transaction and in an inadequate financial statements disclosure. In 2017, the same material weakness was identified relating to our initial evaluation of the recoverability of our long-lived assets and resulted in an error in the identification of an impairment. Our review process for the accounting treatment for non-routine or complex transactions allowed these errors to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the year ended December 31, 2016 and December 31, 2017. We continue our actions to remediate this material weakness including the retention of an accounting firm to provide technical consulting services with respect to complex accounting issues.  However, we cannot assure our shareholders that these measures will be sufficient to remediate the material weakness that has been identified or prevent future material weaknesses or significant deficiencies from occurring.

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

As a public company and particularly after we cease to be an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and cease to take advantage of certain exemptions from reporting requirements that are available under the JOBS Act, as an “emerging growth company”), we incurred and will incur significant legal, accounting, administrative and other costs and expenses that we did not face as a private company. As a public company, we are subject to rules and regulations that regulate corporate governance practices of public companies, including the Exchange Act, the Sarbanes-Oxley Act, and rules promulgated by the exchanges or markets on which our common stock is or will be listed. The compliance with these public company requirements increased and will increase our costs and make some activities more time consuming and may result in a diversion of management’s time and attention from revenue-generating activities. For example, we created new board committees, adopted new internal controls and disclosure controls and procedures, and devoted significant management resources to our SEC reporting requirements. A number of those requirements will require us to carry out activities we have not performed previously. Furthermore, if we are unable to maintain our internal controls and accounting capabilities or subsequently identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), such as that identified in connection with the preparation of our consolidated financial statements for the year ended December 31, 2017, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. The additional reporting and other obligations imposed on us by these rules and regulations have increased our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs required and will continue to require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

We will cease to be an “emerging growth company” at the end of our 2018 fiscal year and are currently an “accelerated filer” under the Exchange Act; therefore, we will be subject to independent auditor attestation for our 2018 fiscal year. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section

404 of the Sarbanes-Oxley Act when we cease to be an “emerging growth company” under the JOBS Act unless we become a “non-accelerated filer” under the Exchange Act.

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

•	departures of executives or other key management employees;
•	foreign exchange rate fluctuations;
•	changes in general economic, industry and market conditions, both domestically and in our foreign markets; and
•	changes in governmental, accounting and tax rules and regulations, environmental, health and safety requirements, and other rules and regulations.

Based on the above factors and other uncertainties, we believe our future operating results will vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be.

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

•

we do not know whether the examination of any of our patent applications by the U.S. Patent and Trademark Office, or USPTO or any similar foreign patent offices will require us to narrow or even cancel any of the claims in our pending patent applications, or to abandon a patent application altogether;

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

We are a party to certain license agreements that provide us with the right to practice key technology used in our business. For example, we have entered into license agreements with Cargill for our yeast to produce bio-succinic acid and Davy for catalysts and methods for converting our bio-succinic acid into bio-based 1,4 BDO. All of these license agreements impose various obligations on us, including royalty payments and, in certain instances, milestone payments. If we fail to comply with these or other obligations, certain agreements provide that the licensors may have the right to terminate the license or convert the exclusive license to a nonexclusive license, in which case our competitors may gain access to these important licensed technologies, and we may be unable to develop or market products, technologies or processes covered by the licensed intellectual property. Often our licensors have the right to control the filing, prosecution, maintenance and defense of the licensed intellectual property and, if a third party infringes any of the licensed intellectual property, some of our licensors may control the resulting legal or other proceeding against that third party to stop or prevent such infringement. As a result, our licensors may take actions or make decisions relating to these matters that could harm our business or impact our rights.

Risks Related to Our Common Stock

The NYSE and TSX have each suspended trading of our common stock and commenced proceedings to delist our common stock, which could result in adverse consequences.

On September 8, 2017, we received written notice from the NYSE, advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a consecutive thirty-trading day period ending September 6, 2017.

On February 8, 2018, the NYSE notified us that it has suspended trading in our common stock, effective immediately, and has commenced proceedings to delist our common stock from the NYSE. The NYSE took this action when the trading price of our common stock decreased to below $0.16 per share on February 8, 2018. The NYSE, in interpreting the continued listing standards under Section 802.01D of the NYSE’s Listed Company Manual, has determined that a trading price of below $0.16 per share is “abnormally low” and, therefore, is cause for suspension of trading and delisting from the NYSE. Our common stock was suspended from trading intra-day on the NYSE on February 8, 2018. The NYSE’s application to the SEC to delist our common stock is pending, subject to the completion of applicable procedures. We had a right to appeal to a Committee of the Board of Directors of the Exchange (the 'Committee') the determination to delist the Common Stock, provided that it filed a written request for such a review with the Secretary of the Exchange within ten business days of receiving notice of the delisting determination. We did not file such request within the specified time period. On March 12, 2018, our common stock was delisted from the NYSE, pursuant to the provisions of Rule 12d2-2(b) of the Exchange Act because, in the opinion of the NYSE, our common stock was no longer suitable for continued listing and trading on the Exchange.

On February 12, 2018, the Toronto Stock Exchange, or TSX, notified us that it was reviewing, on an expedited basis, our eligibility for continued listing. This review resulted from the Company not being in a position to obtain the approval of the TSX in connection the Offering. On February 16, 2018, the TSX notified us that it determined to suspend trading in our common stock, effective February 16, 2018, and to delist our securities effective at the close of market on March 16, 2018 and, effective at the close of market on March 16, 2018, our common stock was delisted from the TSX.

The delisting of our common stock from the NYSE and TSX is likely to have adverse consequences including, among others: lower demand and market price for our common stock; adverse publicity; and a reduced interest in our company from investors, analysts and other market participants. In addition, the delisting’s may impair our ability to execute on our operational and strategic goals, raise additional capital and attract and retain employees by means of equity compensation.

On February 9, 2018 our common stock started to trade on the OTC Pink Sheets Market.

We intend to apply for the trading of our common stock on another U.S. trading marketplace. We can provide no assurance that our common stock will commence trading on such marketplace (or, if commenced, continue to trade on this market), whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for a liquid trading market or whether quotes for our common stock may be blocked by this market in the future.

Our common stock is quoted on the OTC “pink sheets” market which does not provide investors with a meaningful degree of liquidity.

Bid quotations for our common stock are available on the OTC “pink sheets,” an electronic quotation service for securities traded over-the-counter. Bid quotations on the pink sheets can be sporadic and the pink sheets do not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Although we intend to apply for the trading of our common stock on another U.S. trading exchange, there can be no assurance that our common stock will be listed on a national exchange such as The Nasdaq Stock Market, the NYSE or another securities exchange. Failure to list our common stock will negatively affect the ability of our shareholders to sell their shares.

In addition, our stock is subject to the low-priced security or so called “penny stock” rules of the SEC that impose additional sales practice requirements on broker/dealers who sell such securities. Some of such requirements are discussed below.

A broker/dealer selling “penny stocks” must, at least two business (2) days prior to effecting a customer’s first transaction in a “penny stock,” provide the customer with a document containing information mandated by the SEC regarding the risks of investing in our stock, and the broker/dealer must receive a signed and dated written acknowledgement of the customer’s receipt of that document prior to effecting a customer’s first transaction in a “penny stock.”

Subject to limited exceptions, a broker/dealer must obtain information from a customer concerning the customer’s financial situation, investment experience and investment objectives and, based on the information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in “penny stocks” are suitable for the customer, that the customer has sufficient knowledge and experience in financial matters, and that the customer reasonably may be expected to be capable of evaluating the risks of transactions in “penny stocks.” A broker/dealer must, at least two business (2) days prior to effecting a customer’s first purchase of a “penny stock” send a statement of this determination, together with other disclosures required by the

SEC, to the customer, and the broker/dealer must receive a signed and dated copy of the statement prior to effecting the customer’s first purchase of a “penny stock”.

A broker/dealer must also, orally or in writing, disclose prior to effecting a customer’s transaction in a “penny stock” (and thereafter confirm in writing):

•	the bid and offer price quotes in and for the “penny stock,” and the number of shares to which the quoted prices apply;
•	the brokerage firm’s compensation for the trade; and
•	the compensation received by the brokerage firm’s sales person for the trade.

In addition, subject to limited exceptions, a brokerage firm must send to its customers trading in “penny stocks” a monthly account statement that gives an estimate of the value of each “penny stock” in the customer’s account. Accordingly, the Commission’s rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

Our stock price has been and could remain volatile, which could further adversely affect the market price of our stock, our ability to raise additional capital and/or cause us to be subject to securities class action litigation.

The market price of our common stock has historically experienced and may continue to experience significant volatility. Between June 10, 2013 (the date our common stock commenced trading on the NYSE) and December 31, 2017, the sales price of our common stock as reported on the NYSE has fluctuated from a high of $15.29 per share to a low of $0.32. On February 8, 2018, the NYSE notified us that the NYSE has suspended trading in our common stock, effective immediately, and has commenced proceedings to delist the stock from the NYSE and on February 9, 2018, our common stock started to trade on the OTC Pink Sheets Market. On March 27, 2018, the closing sale price of our common stock was $0.04 per share.

Our start of commercial operations of our Sarnia facility, our ability to commence commercial sales and execute on our commercial expansion plan, our quarterly operating results, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates and our ability to meet such estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock. On March 18, 2017, a putative securities class action was filed against us in the United States District Court for the Eastern District of New York. This action is still pending and there can be no assurance that we will prevail or that such actions will not require us to pay significant damages or a substantial settlement or expend significant resources in our defense. Moreover, there can be no assurance that other securities class actions will not be filed against us in the future. Securities litigation could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Holders of our warrants may be limited in their ability to exercise their warrants for shares of our common stock.

The issuance of common stock upon exercise or conversion of the warrants may not exceed the then-authorized number of shares of common stock under our certificate of incorporation, less the number of shares of common stock then outstanding or reserved for issuance upon exercise or conversion of other convertible securities that are then outstanding. Such limit may be increased by procuring any necessary increase in the number of our authorized shares of common stock or reducing the number of outstanding shares of common stock, including through a reverse split of our common stock. However, there can be no assurance that we may be able to obtain such increase in our authorized common stock or reduction in the number of our outstanding common stock, each of which requires, among other things, one or more amendments to our certificate of incorporation approved by our stockholders.

The market price of our common stock may be adversely affected by market conditions affecting the stock markets in general

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

Future sales of common stock or warrants by existing stockholders could cause our stock price to decline and adversely impact the trading price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock or warrants in the public market the trading price of our common stock or warrants could decline significantly and may be adversely impacted. We cannot predict the effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market and trading price of our securities. Holders of 8,488,213 shares of our common stock, including the shares of common stock issuable upon exercise of our stock options and all outstanding warrants, have the right to require us to register these shares under the Securities Act pursuant to a stockholders’ agreement. If our existing stockholders sell substantial amounts of our common stock or warrants in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market and trading price of our securities, even if there is no relationship between such sales and the performance of our business.

In the future, we may sell additional shares of our common stock to raise capital or issue stock in connection with acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of warrants, stock options and the vesting of restricted stock awards. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock or warrants and impair our ability to raise capital through the sale of additional equity securities.

There are a large number of shares of our common stock underlying outstanding warrants and options, and reserved for issuance under our stock option plan, that may be sold in the market, which could depress the market price of our stock and result in substantial dilution to the holders of our common stock.

Sale or issuance of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. At March 27, 2018, we had outstanding warrants to purchase approximately 282 million shares ($29.0 million) of our common stock with a weighted average exercise price of $0.10282 per common share. We may also issue further warrants as part of any future financings.  In addition, at March 27, 2018, there were approximately 7.2 million shares issuable upon the exercise of stock options granted by us with a weighted average exercise price of $5.54 per share. As of March 27, 2018, there are an additional 1.9 million shares remaining and available for issuance under our stock option plan.

Our warrants to purchase common stock contain anti-dilution adjustment mechanisms that may be triggered by issuances of equity by us at prices below the then-prevailing exercise prices for such warrants.

All of the Legacy Warrants that we issued in June 2009 and April 2011 contain anti-dilution protection in the event that we issue any common stock, securities convertible into common stock, or other securities at a price below the then-existing exercise price of such warrants, with certain exceptions. The anti-dilution protection contains a price adjustment and an adjustment to the number of shares issuable upon exercise of such warrants.  This anti-dilution protection was triggered in connection with our underwritten public offerings in 2015 and in 2016, as well as our offerings in August 2017 and February 2018. The issuance of additional securities in connection with the adjustment to the exercise price of such warrants could result in further dilution to our stockholders.  In addition, the warrants that we issued in our August 2017 public offering contain full ratchet anti-dilution protection upon the issuance of any common stock or securities

Provisions of Delaware law and our charter documents could delay or prevent an acquisition of our company and could make it more difficult for you to change management.

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

We have offices in St. Paul, Minnesota, Montreal, Canada and Sarnia, Canada.

Our St. Paul research and development facility consists of approximately 3,000 square feet of office and laboratory space, including a state of the art research and development facility with capabilities in molecular biology, fermentation, analytical chemistry, pilot scale catalysis and purification. We lease this space under an agreement that expires on May 21, 2018.

Our head office is located in Montreal, where we occupy a total of approximately 6,786 square feet of administrative office space under a lease that expires in May 2022. We have the option to extend the term of the lease for an additional five-year period.

We are in commercial operation at our production facility in Sarnia, Ontario, with a nameplate capacity of 30,000 metric tons of bio-succinic acid per year. BioAmber Sarnia has purchased 11.25 acres of land for this facility, and has signed long-term steam and services agreements with Arlanxeo (former LANXESS) to serve the facility.

We believe that our current facilities are suitable and adequate to meet our short term needs.

Item 3.	Legal Proceedings

On March 18, 2017, a putative securities class action lawsuit was filed against the company and Messrs. Huc, Orecchioni and Saucier in federal district court in New York alleging violations of the U.S. Exchange Act and the Securities Act. The complaint principally alleges that the prospectus for our January 2017 follow-on public offering failed to disclose the postponement of a large customer order. On June 6, 2017, the Court appointed a lead plaintiff and lead counsel.  On August 7, 2017, the lead plaintiff filed an amended complaint. The amended complaint names the company, and Messrs. Huc and Saucier as defendants (Mr. Orecchioni is not named as a defendant).  The amended complaint alleges violations of the U.S. Exchange Act.  There are no U.S. Securities Act claims alleged in the amended complaint.  The amended complaint is premised on allegedly false and misleading fourth quarter 2016 and fiscal year 2016 revenue projections set forth in the prospectuses for our December 2016 and January 2017 public offerings.  On October 6, 2017, the defendants filed a motion to dismiss the amended complaint. On December 5, 2017, the lead plaintiff filed a cross-motion for leave to amend the amended complaint (attaching a proposed second amended complaint).  Briefing on defendants’ motion to dismiss the amended complaint and lead plaintiff’s cross-motion for leave to amend the amended complaint and related motions was completed on March 2, 2018. We believe that the suit is without merit and intend to continue to vigorously defend it.

On February 17, 2017, a claim was filed against us by Bridging Finance Inc., or Bridging, in the Superior Court of Justice in the Province of Ontario, Canada, seeking damages for breach of contract or, alternatively, unjust enrichment or, alternatively, on the basis of quantum meruit.  The claim alleges, among other things, that we failed to pay certain prepayment penalties, interest, and waiver fees to Bridging in connection with our repayment in January 2017 of the September 2016 demand non-revolving credit facility we entered into with Bridging.  The action seeks damages in the amount of approximately CAD$922,000, plus prejudgment and post judgment interest, costs of the proceedings and other relief as the court may provide.  On or about April 17, 2017, we filed our Statement of Defence with the Superior Court. We believe that the suit is without merit and intend to vigorously defend it.

We may be, from time to time, involved in the normal course of business in various legal proceedings. SEC rules require the description of material pending legal proceedings, other than ordinary, routine litigation incident to our business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. Except as described above, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our securities have traded on the New York Stock Exchange, or NYSE, since June 10, 2013, when the units issued in our initial public offering on May 9, 2013 (trading under the symbol “BIOA.U”) were split into our common stock, trading under the symbol “BIOA” and our warrants, trading under the symbol “BIOA.WS”. In connection with the initiation of the separate trading of our common stock and warrants, the trading of the units was suspended and delisted from NYSE. Prior to our initial public offering, there was no public market for our securities.

On February 8, 2018 the NYSE stopped the trading of our common stock and on March 12, 2018, our common was delisted from the NYSE. On February 16, 2018 the TSX notified us that it determined to suspend trading in our shares of common stock, effective February 16, 2018, and on March 16, 2018, our common stock was delisted from the TSX.

On February 9, 2018 our common stock started trading on the OTC Pink Sheets Market.

The following table shows the high and low sale prices per share of our securities as reported on the NYSE (through February 8, 2018) and OTC Pink Sheets Market (from February 9, 2018) for the periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
First Quarter 2018 (through March 27, 2018)	$0.20	$0.04	$-	$-

First Quarter 2017	$6.24	$2.10	$1.00	$0.03
Second Quarter 2017	$2.88	$1.88	$0.05	$0.01
Third Quarter 2017	$2.74	$0.32	$-	$-
Fourth Quarter 2017	$0.72	$0.32	$-	$-

First Quarter 2016	$6.59	$2.86	$2.00	$0.69
Second Quarter 2016	$4.80	$2.86	$1.71	$0.30
Third Quarter 2016	$4.33	$2.99	$0.50	$0.18
Fourth Quarter 2016	$6.50	$3.55	$1.00	$0.21

On March 27, 2018, the last reported sale price for our common stock on the OTC Pink Sheets Market was $0.04 per share.

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

Stockholders

As of March 27, 2018, there were approximately 100 holders of record of our common stock (not including beneficial holders of stock held in street name) and one holder of record of our publicly traded warrants.

Sales of Unregistered Securities

During the year ended December 31, 2017, we issued an aggregate of 44,345 shares of common stock pursuant to the exercise of unregistered warrants to acquire common stock, pursuant to which exercise we received an aggregate of $47,449.  The issuance of the shares was exempt from registration by virtue of Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2017.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2015 and 2014 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the year ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	12 Months ended December 31, 2017	12 Months ended December 31, 2016	12 Months ended December 31, 2015	12 Months ended December 31, 2014	12 Months ended December 31, 2013
	(in thousands, except share and per share data)

Product sales	14,943	8,272	2,172	1,543	2,665
Cost of goods sold excluding depreciation and amortization	22,323	13,667	2,613	6,044	2,689
Operating expenses
General and administrative	12,350	9,458	10,594	10,655	9,757
Research and development, net (1)	5,467	7,195	20,286	15,156	16,579
Sales and marketing	1,939	2,915	4,002	4,482	4,730
Depreciation of property and equipment and amortization of intangible assets	5,090	4,843	1,080	260	1,165
Impairment loss and write-off of intangible assets	77,580	—	1,141	—	8,619
Foreign exchange loss (gain)	207	(176)	984	151	306
Operating expenses	102,633	24,235	38,087	30,704	41,156
Operating loss	(110,013)	(29,630)	(38,528)	(35,205)	(41,180)
Amortization of deferred financing costs and debt discounts	2,644	3,312	1,079	292	240
Financial (income) charges, net (2)	(9,480)	(750)	1,589	11,789	(13,298)
Grant income	(359)	(4,047)	—	—	—
(Gain) loss on debt extinguishment	(746)	—	—	171	(314)
Equity participation in losses of equity method investments	—	—	1	—	15
Other expenses (income)	32	200	(22)	(183)	—
Loss before income taxes	(102,104)	(28,345)	(41,175)	(47,274)	(27,823)
Income (recovery) taxes	82	26	(4)	75	103
Net loss (2)	$(102,186)	$(28,371)	$(41,171)	$(47,349)	$(27,926)
Net loss attributable to:
BioAmber Inc. shareholders (2)	(98,151)	(22,478)	(37,226)	(46,474)	$(27,353)
Non-controlling interest	(4,035)	(5,893)	(3,945)	(875)	(573)
	$(102,186)	$(28,371)	$(41,171)	$(47,349)	$(27,926)
Net loss per share attributable to BioAmber Inc. shareholders—basic	$(2.34)	$(0.78)	$(1.52)	$(2.32)	$(1.75)
Weighted-average of common shares outstanding— basic	41,948,030	28,665,645	24,499,970	20,016,180	15,590,814
(1)	Research and development expenses include some costs of production related to product development and are net of research and development tax credits.
(2)

In the third quarter of 2015, we reclassified the legacy warrants from stockholders’ equity to liability, with changes in fair value recorded as non-cash financial charges (income) in our consolidated statements of operations and the impact from previous years recorded retrospectively to accumulated deficit. The reclassification was to correct the misapplication of an accounting principle in the third quarter of 2015 and to record the impact from previous years retrospectively. We assessed the impact of this adjustment in previous years to be immaterial.

	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
	(in thousands)
Cash	$4,632	$16,160	$6,974	$51,043	$83,728
Working capital (2)	$3,952	$(13,883)	$(18,838)	$34,192	$76,479
Total assets (2)	$69,514	$161,330	$141,787	$152,265	$113,408
Long-term debt, including current portion (2)	$37,616	$52,331	$38,790	$37,456	$29,059
Total liabilities (1) (2)	$47,661	$75,324	$70,848	$71,973	$47,676
Accumulated deficit (1)	$(318,919)	$(220,768)	$(198,290)	$(161,064)	$(114,590)
Shareholders’ equity (1)	$21,853	$48,491	$46,355	$56,076	$65,732

(1)

In the third quarter of 2015, we reclassified the legacy warrants from stockholders’ equity to liability, with changes in fair value recorded as non-cash financial charges (income) in our consolidated statements of operations and the impact from previous years recorded retrospectively to accumulated deficit. The reclassification was to correct the misapplication of an accounting principle in the third quarter of 2015 and to record the impact from previous years retrospectively. We assessed the impact of this adjustment in previous years to be immaterial.

(2)

We adopted Accounting Standards Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis, effective January 1, 2016 in the financial statements included in item 8 of this present document. As of December 31, 2015, 2014 and 2013 we have reclassified $1.3 million, $175,000 and, $671,000 respectively, of deferred financing costs associated with long-term debt in the consolidated balance sheet, against the long-term debt.

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

— BioAmber’s Facebook feed (https://www.facebook.com/bioamber)

— BioAmber’s LinkedIn feed (https://goo.gl/YhtwRZ)

— BioAmber’s Google+ feed (https://plus.google.com/+BioamberInc/posts)

— BioAmber’s youtube feed (www.youtube.com/user/BioAmber)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in BioAmber to review the information that we post on these social media channels. These channels may be updated from time to time on our investor relations website.

Overview

We are an industrial biotechnology company producing renewable chemicals. Our proprietary technology platform combines industrial biotechnology and chemical catalysis to convert biobased feedstocks into renewable chemicals that are cost-competitive replacements for petroleum-derived chemicals and are used in a wide variety of everyday products including plastics, resins, paints, food additives and personal care products. We currently sell our first product, bio-succinic acid, to customers in a variety of chemical markets. We started commercial scale production of bio-succinic acid at our Sarnia facility in October 2015.

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

We are working to expand our accessible markets and product portfolio. We have entered into strategic relationships with several leading companies, such as our multi-year agreements with PTT MCC Biochem for bio-succinic acid and Vinmar for bio-succinic acid, 1,4 BDO and THF. We have also entered into agreements with other companies for the supply of bio-succinic acid.

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

Current Financial Condition

We expect that we will have sufficient cash to continue our operations into June of 2018. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions. In the event that our operating expenses are higher than anticipated or our gross margins and production level do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in production, and continued development and expansion of our products.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and to raise additional capital to meet our obligations. Based on our current operating plan, we anticipate that the net proceeds from our public offerings, a combination of government grants, interest bearing and interest-free loans and our existing cash and cash equivalents, may not be sufficient to enable us to maintain our currently planned operations. We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us.

We cannot assure you that we would be able to take any of these actions or that any effort to sell additional debt or equity securities would be successful or would raise sufficient funds to meet our financial obligations or finance additional facilities or that these actions would be permitted under the terms of our existing or future debt agreements. If additional financing is not available when required or is not available on acceptable terms, we may need to delay, modify or abandon our expansion strategy and we may be unable to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our offerings, revenue, results of operations and financial condition. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

BDC Loan

Our subsidiary BioAmber Sarnia Inc. (“BioAmber Sarnia”), our subsidiary, is party to a CAD $20.0 million (Current outstanding balance of CAD $15.5 million) commercial loan agreement with Comerica Bank, Export Development Canada and Farm Credit Canada and the other parties thereto (as amended, the “Loan Agreement”). The Loan Agreement requires us to, among other things, maintain a minimum debt service ratio. The Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately.

On September 26, 2017, BioAmber Sarnia entered into a Waiver and Third Amending Agreement to Loan Agreement with Comerica Bank and the lenders party thereto (the “Third Amending Agreement”), which, among other things, provided for certain waivers and modifications to the Loan Agreement. Pursuant to the Third Amending Agreement, all then-existing violations under the Loan Agreement were waived by the senior lenders thereunder. In addition, the scheduled principal payments under the Loan Agreement were suspended for the period from January 1, 2017 to December 31, 2017. The scheduled principal repayments were also modified so that the revised quarterly installment will be $962,000 from March 31, 2018 until fully repaid in December 2021. In addition, the Third Amending Agreement modified certain financial covenants related to the debt service coverage ratio, minimum gross revenue from product sales and minimum cash balance that we are required to maintain. The Third Amending Agreement also modified certain covenants to restrict our ability to make certain royalty payments, certain enumerated payments in respect of government funding agreements and our loan with BDC Capital Inc., and payments under certain agreements with Mitsui & Co. Ltd.

On January 25, 2018, BioAmber Sarnia entered into a Waiver and Fourth Amending Agreement to the Loan Agreement with Comerica Bank and the lenders party thereto (the “Fourth Amending Agreement”), which, among other things, provided for certain additional waivers and modifications to the Loan Agreement. Pursuant to the Fourth Amending Agreement, all then-existing violations under the Loan Agreement were waived by the senior lenders thereunder. In addition, our minimum cash requirements and all revenue covenants were removed, and we agreed to engage a consultant to monitor our cash flows and to provide to the lenders weekly reports on our activities and monthly financial reports. We also agreed to engage an appraiser to conduct a valuation of our Sarnia facility and equipment located there before January 31, 2018. In addition, we agreed not to make any modification resulting in an increase to any management or executive compensation arrangements, not to pay any discretionary or non-discretionary bonuses to any members of the management team or executives, nor make any payments that are not contemplated by our weekly cash flow projections. We agreed to present to the lenders a letter of intent or other legally binding commitment or agreement for a recapitalization transaction by March 15, 2018. Finally, we agreed to postpone any interest and capital payments to our subordinated lenders to the earliest to occur of December 31, 2018, the time at which our secured obligations under the Loan Agreement are paid in full, and such other date as may be agreed to by the required lenders under the Loan Agreement.

On February 5, 2018, BioAmber Sarnia entered into a Waiver to the Loan Agreement with Comerica Bank and the lenders party thereto (the “Waiver”), which, among other things, provided for certain additional waivers to the Loan Agreement. Pursuant to the Waiver, the lenders agreed to waive our commitment to present a letter of intent or other legally binding commitment or agreement for a recapitalization transaction by March 15, 2018. The effectiveness of this Waiver is conditioned on the prior written consent of Mitsui and we can provide no assurance that such consent will be obtained on a timely manner or at all. We also agreed that by March 15, 2018, we will have raised cash in an amount sufficient to enable it to maintain its ordinary course operations until June 30, 2018. We further agreed that as a condition to the Waiver, by June 30, 2018, we will have closed a transaction, which includes an equity financing, refinancing or other investment or addition of capital, a joint venture, partnership, merger or other business combination, an asset sale, or, any combination thereof, that is acceptable to the lenders. Currently, we do not have any commitments or term sheets related to any such transaction. There can be no assurance that we will be able to enter into one or more transactions acceptable to the lenders. Based on management’s estimates and expectations, we have prepared a multi-year plan to achieve profitability and have provided that plan to the lenders in connection with the Waiver. This plan is subject to a variety of factors, many of which are not within our control, including future sales, cost increases and decreases, fluctuations in oil prices, as well as the other factors listed in the section entitled “Risk Factors” in the our Annual Report on Form 10-K for the year ended December 31, 2017 and its subsequent filings with the SEC. Based on this plan, we expect to require approximately $24 million for the fiscal year ending December 31, 2018, which includes capital to fund our operations and assumes all required payments of interest and principal. We also have plans to reduce costs at our facility and may spend up to $10 million in capital expenditures if sufficient capital is available, although such amounts may be decreased or delayed if necessary based on our available cash. We expect to fund these amounts from public offerings of our equity securities, private placements of our equity securities, corporate debt, government grants and/or strategic partnerships. Other than the February 2018 offering, we do not have any other commitments or term sheets related to any additional capital raising transactions and no term sheets of any kind with any prospective strategic partners. There can be no assurance that we will be able to raise additional funds or enter into such strategic partnerships. If we are unable to raise additional funds or enter into such strategic partnerships, our stockholders would likely lose most or all of their investment in us.

In light of our cash position and in accordance with the terms of the Waiver, we will need to seek additional capital-raising transactions to fund our operations, satisfy our existing lenders, and avoid an event of default under one or more of our debt instruments which, if not cured or waived, could give the holders of the defaulted indebtedness the right to terminate commitments to lend and causes all amounts outstanding with respect to the indebtedness to be due and payable immediately. If we are unable to obtain additional capital, we may not be able to sustain our future operations and satisfy our covenants with our lenders, and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

Bridging Loan

On September 9, 2016, we entered into a CAD$25 million demand non-revolving credit facility with Bridging Finance Inc., or Bridging. The proceeds were used to repay in full the outstanding principal amount of our prior loan with TCP and the remainder is used to fund general corporate expenses. This loan was fully repaid on January 27, 2017. Refer to Item 8 in this Annual Report on Form 10-K for more details.

On February 17, 2017, a claim was filed against us by Bridging in the Superior Court of Justice in the Province of Ontario, Canada, seeking damages for breach of contract or, alternatively, unjust enrichment or, alternatively, on the basis of quantum meruit. The claim alleges, among other things, that we failed to pay certain prepayment penalties, interest, and waiver fees to Bridging in connection with our repayment in January 2017 of the September 2016 credit facility. The action seeks damages in the amount of approximately CAD$922,000, plus prejudgment and post judgment interest, costs of the proceedings and other relief as the court may provide. On or about April 17, 2017, we filed our Statement of Defence with the Superior Court. We believe that the suit is without merit and intend to vigorously defend it.

Public Offerings

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

On December 29, 2016, we completed the closing of another follow-on public offering and issued 1,748,750 shares of common stock, at an offering price to the public of $4.00 per share. In addition, in connection with this offering, we issued a special warrant to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million, before commission and expenses payable by us was held in escrow until our TSX listing which was required within the 120 days term of the warrants.

On January 27, 2017, we completed the closing of a follow-on public offering and issued 3,684,212 shares of common stock, together with warrants to purchase up to 1,842,106 shares of common stock with an initial exercise price of $5.50 per share of common stock, or the 2017 Warrants, at a public offering price of $4.75 per fixed combination consisting of one share of common stock and associated 2017 Warrant to purchase one-half share of common stock.  We also granted the underwriters of this offering a thirty-day option to purchase up to an additional 552,632 shares of common stock and/or 2017 Warrants to purchase 276,316 shares of common stock at the public offering price, which they exercised in full on January 27, 2017. The net proceeds from this offering (including the exercise in full of the option to purchase additional shares and January 2017 Warrants, but assuming no exercise of the January 2017 Warrants) is approximately $18.6 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.

On August 11, 2017, we completed the closing of a follow-on public offering and issued 14,666,667 shares of common stock, together with warrants to purchase up to 14,666,667 shares of common stock with an initial exercise price of $0.75 per share of common stock, or the August 2017 Warrants. at a public offering price of $0.75 per fixed combination consisting of one share of common stock and associated August 2017 Warrants to purchase one share of common stock. Concurrent with this offering, on August 15, 2017, we entered into the subscription agreements with certain investors to issue and sell to such investors in a private placement an aggregate of 273,331 shares of our common stock, together with warrants to purchase up to 273,331 shares of common stock with an initial exercise price of $0.75 per share. Those warrants contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into our common stock or certain other issuances at a price below the then-existing exercise price of the Warrants, with certain exceptions. This public offering also triggered an adjustment to the exercise price of the outstanding Legacy Warrants that we issued in June 2009 and April 2011. The net proceeds from this offering is approximately $9.9 million, after deducting underwriting discounts and offering expenses payable by us.

On February 13, 2018 we completed the closing of a registered direct offering, or the Offering, of  the 15,969,166 Series A Units, with each Series A Unit consisting of one share of our common stock, par value $0.01 per share, one Series A common stock purchase warrant, or Series A common warrant, to purchase one share of our common stock, one Series B common stock purchase warrant, or Series B common warrant, to purchase one share of our common stock and one Series C common stock purchase warrant, or Series C common warrant (and the shares of common stock issuable from time to time upon exercise of these common warrants). Each Series A Unit were sold at a price of $0.15 per unit. The shares of common stock and the Series A common warrants, the Series B common warrants and Series C common warrants part of a Series A Unit are immediately separable and were issued separately.

For investors whose purchase of Series A Units would have resulted in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock following the closing of the Offering, we offered the opportunity to purchase, in lieu of Series A Units that have would otherwise resulted in ownership in excess of 4.99% of our outstanding common stock, 30,935,833 Series B Units. Each Series B Unit consists of one pre-funded common stock purchase warrant, or pre-funded warrant, to purchase one share of our common stock, one Series A common warrant, one Series B common warrant and one Series C common warrant (we refer to the Series A common warrants, Series B common warrants and Series C common warrants collectively as the common warrants) (and the shares of common stock issuable from time to time upon exercise of these pre-funded warrants or the common warrants, or together, the warrants). The Series A Units and the Series B Units are referred to herein as the Units. Each Series B Unit will be sold at a price of $0.149 per unit. The pre-funded warrants, the Series A common warrants, the Series B common warrants and Series C common warrants part of a Series B Unit are immediately separable and will be issued separately (including any shares of common stock issuable from time to time upon any exercise of such warrants).

Each Series A common warrant to purchase shares of common stock has an initial exercise price of $0.15 per share, subject to adjustment as set forth therein, and will be exercisable from the date of original issuance until August 13, 2018, the expiration date of the Series A common warrants. Each Series B common warrant to purchase shares of common stock has an initial exercise price of $0.15 per share, subject to adjustment as set forth therein, and will be exercisable from the date of original issuance until February 13, 2023, the expiration date of the Series B common warrants. Each pre-funded warrant to purchase shares of common stock has an exercise price of $0.15 per share, subject to adjustment as set forth therein, will be immediately exercisable and will be exercisable until the pre-funded warrant is exercised in full. The exercise price of each pre-funded warrant of $0.15 per share, subject to adjustment as set forth therein, will be pre-paid, except for a nominal exercise price of $0.001 per share of common stock, upon issuance of the pre-funded warrants and, consequently, no additional payment or other consideration (other than the nominal exercise price of $0.001 per share) will be required to be delivered to us by the holders of our pre-funded warrants upon exercise. Each Series C common warrant will be immediately exercisable and will be exercisable until the Series C common warrant is exercised in full. Each Series C common warrant will have a nominal exercise price of $0.00001 per share, subject to adjustment as set forth therein, and consequently, no additional payment or other consideration (other than the nominal exercise price of $0.00001 per share) will be required to be delivered to us by the holders of our Series C common warrants upon exercise. The number of shares underlying the Series C common warrants is initially zero, but may be increased at the end of the fifth trading day following the initial issuance date of the warrant (or such earlier trading day on which 90% of our daily volume weighted average price of our common stock on the trading market on such date is equal to or less than $0.05), to an amount equal to the difference between (1) subscription amount of each purchaser of the Series B units divided by the lesser of (a) the original per-unit purchase price of the Series A or Series B units and (b) the greater of (i) 90% of the lowest daily volume weighted average price of our common stock on the trading market during the five trading days including and immediately prior to such date and (ii) $0.05, and (2) the sum of the number of shares of common stock and pre-funded warrants, if any, issued to the purchaser at the closing of the Offering.

The final pricing of the Offering was $0.05346 and upon full exercise of the pre-funded and Class C Warrants 131,607,744 common shares will be issued, 131,607,744 Class A Warrants and 131,607,774 Class B Warrants.

The Offering also triggered an adjustment to the exercise price of the outstanding August 2017 Warrants, April 2011 Warrants and June 2009 Warrants. The net proceeds from the Offering were approximately $6.2 million, after deducting underwriting discounts and offering expenses payable by us.

Termination of Mitsui Joint Venture Agreement

On August 1, 2017, we entered into a Share Purchase Agreement with Mitsui pursuant to which we acquired Mitsui’s entire 38.9% interest in the BioAmber Sarnia joint venture, increasing our ownership stake to 100% and resulting in BioAmber Sarnia becoming a wholly-owned subsidiary of us. Pursuant to the terms of the Share Purchase Agreement, our joint venture agreement with Mitsui was terminated and, with the exception of certain obligations which survive termination, Mitsui was released from its obligations and liabilities under the joint venture agreement. Although the joint venture agreement contained a put option which would have required us to purchase Mitsui’s interest for a purchase price of 50% of Mitsui’s equity in the joint venture, pursuant to the terms of the Share Purchase Agreement, the purchase price paid by BioAmber for Mitsui’s 38.9% interest was CAD $1.00. As further consideration for Mitsui’s sale of its interest, we also entered into an Indemnity Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, have agreed to indemnify Mitsui for any payments made by Mitsui pursuant to its guarantee of our obligations under our CAD $20.0 million commercial loan agreement with Comerica Bank, Export Development Canada and Farm Credit Canada and the other parties thereto, or the EDC Loan Agreement, and our CAD $15.0 million loan agreement with the Minister of Economic Development and Trade of Ontario, Canada (Sustainable Jobs Innovation Fund), or  the SJIF Loan Agreement. We also entered into a Security Agreement, dated August 1, 2017, pursuant to which BioAmber and, subject to the prior consents required to be obtained from its lenders, BioAmber Sarnia, pledged all of their personal property as security for our obligations under the Indemnity Agreement. In addition, we have agreed with Mitsui that in the event a strategic investor acquires more than 25% of BioAmber, or any investor acquires more than 25% of BioAmber Sarnia, Mitsui will be released from all liability under its guarantee obligations for the EDC Loan Agreement. Pursuant to the Share Purchase Agreement, the members of BioAmber Sarnia’s board of directors nominated by Mitsui resigned effective August 1, 2017.

Management Changes

On February 17, 2017, Jean-Francois Huc stepped down as our President and Chief Executive Officer, and also resigned as a member of our Board of Directors effective May 12, 2017. We appointed Fabrice Orecchioni, our former Chief Operating Officer, as President effective on February 20, 2017. On May 11, 2017, George F.J. Gosbee also informed the Board of Directors that he had decided to resign as a director of the company, and from each of the board committees on which he served, effective immediately. Mr. Gosbee was replaced by Robert Frost on May 12, 2017. In addition, on March 28, 2017, Mario Saucier resigned as our Chief Financial Officer, and on May 12, 2017, we appointed Mario Settino as our Chief Financial Officer. On September 11, 2017, Richard Eno joined our company as Chief Executive Officer and as a member of our board of directors. On October 24, 2017, Fabrice Orecchioni, our former President and Chief Operating Officer, resigned from his employment with us, but agreed to provide consulting services to us for four months following his departure.

NYSE and TSX Delisting

On September 8, 2017, we received written notice from the New York Stock Exchange, or NYSE, advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a consecutive thirty–trading day period ending September 6, 2017.

On February 8, 2018, the NYSE notified us that it has suspended trading in our common stock, effective immediately, and has commenced proceedings to delist our common stock from the NYSE. The NYSE took this action when the trading price of our common stock decreased to below $0.16 per share on February 8, 2018. The NYSE, in interpreting the continued listing standards under Section 802.01D of the NYSE’s Listed Company Manual, has determined that a trading price of below $0.16 per share is “abnormally low” and, therefore, is cause for suspension of trading and delisting from the NYSE. Our common stock was suspended from trading intra-day on the NYSE on February 8, 2018. The NYSE’s application to the SEC to delist our common stock is pending, subject to the completion of applicable procedures. We had a right to appeal to a Committee of the Board of Directors of the Exchange (the 'Committee') the determination to delist the Common Stock, provided that it filed a written request for such a review with the Secretary of the Exchange within ten business days of receiving notice of the delisting determination. We did not file such request within the specified time period. The entire class of our common stock was delisted on the NYSE at the opening of business on March 12, 2018, pursuant to the provisions of Rule 12d2-2(b) of the Exchange Act because, in the opinion of the NYSE, our common stock is no longer suitable for continued listing and trading on the Exchange.

On February 12, 2018, the Toronto Stock Exchange, or TSX, notified us that it was reviewing, on an expedited basis, our eligibility for continued listing. This review resulted from the Company not being in a position to obtain the approval of the TSX in connection the Offering. On February 16, 2018, the TSX notified us that it determined to suspend trading in our common stock, effective February 16, 2018, and to delist our securities effective at the close of market on March 16, 2018 and, effective at the close of market on March 16, 2018, our common stock was delisted from the TSX. We may seek listing of our common stock on an alternative marketplace, including the TSX Venture Exchange.

The delisting of our common stock from the NYSE and TSX is likely to have adverse consequences including, but not limited to, lower demand and market price for our common stock, adverse publicity, and a reduced interest in our company from investors, analysts and other market participants. In addition, the delisting of our common stock from the NYSE and TSX may impair our ability to execute on our operational and strategic goals, raise additional capital and attract and retain employees by means of equity compensation.

On February 9, 2018, our common stock started to trade on the OTC Pink Sheets Market.

We intend to apply for the trading of our common stock on another U.S. trading marketplace. We can provide no assurance that our common stock will commence trading on such marketplace (or, if commenced, continue to trade on this market), whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for a liquid trading market or whether quotes for our common stock may be blocked by this market in the future.

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

In November 2011, we entered into a joint venture agreement with Mitsui to finance and build and operate our facility in Sarnia, Ontario through BioAmber Sarnia, a joint venture 70% owned by us and 30% owned by Mitsui. On February 15, 2016, we, together with our subsidiaries BioAmber International and BioAmber Sarnia, entered into Second Amended JV Agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%. We have retained effective operational control of BioAmber Sarnia. On March 31, 2017, BioAmber Inc. provided with additional capital contributions for an aggregate amount of CAD$8 million, which decreased Mitsui ownership to approximately 39%. On August 1, 2017, we purchased Mitsui’s entire interest in BioAmber Sarnia.

The total construction cost of our facility in Sarnia was approximately $141.5 million, funded through capital contributions from us and Mitsui, interest free and low-interest loans and governmental grants.

We plan to build additional integrated manufacturing facilities in the future.

Performance Drivers

We expect that the fundamental drivers of our results of operations going forward will be the following:

Commercialization of our products. We commenced recognizing revenue from sales of our existing bio-succinic acid product in 2011. Our ability to grow revenue from this product will be dependent on expanding the addressable market for succinic acid using our low-cost, bio-based alternative. We also expect to grow our revenue base by developing new value-added applications and derivative products. For example, we signed a supply agreement with PTT MCC Biochem in April 2014 for biodegradable plastics, and we have signed additional supply agreements in other new applications such as synthetic leather and other polyurethane applications, including coatings (polyurethane dispersions) made from bio-succinic acid and recycled PET. We also plan to develop and commercialize derivatives of succinic acid, such as BDO and THF, and to target large and established chemical markets such as adipic acid, where succinic acid can partially substitute the incumbent chemical.

In April 2014, we entered into a three year supply agreement with PTT MCC Biochem, a joint venture between PTT Public Company Limited and Mitsubishi Chemical that was established to produce and sell polybutylene succinate, or PBS, a biodegradable plastic made from succinic acid and BDO. PTT MCC has constructed a PBS plant in Thailand and is currently ramping-up the plant production, which is expected to consume approximately 14,000 metric tons of succinic acid per year at full capacity. This supply agreement provides that we will exclusively supply a minimum of 80% of PTT MCC Biochem’s total bio-succinic needs until the end of 2017. This agreement expired on December 31, 2017.

We have also entered into several agreements and memoranda of understanding, or MOUs, that contemplate, but do not obligate, us to supply approximately 23,000 metric tons of bio-succinic acid until the end of 2019 and, as we continue operation of our facility in Sarnia, Ontario, we are actively seeking to enter into definitive supply agreements and form new relationships with potential customers.

Our revenue for future periods will be impacted by our ability to develop new applications and the speed with which we are able to bring our succinic acid derivatives to market. To accelerate this process, we have developed our sales and marketing capability and entered into distribution and joint development agreements with strategic partners. On February 15, 2016, we, together with our subsidiaries BioAmber International and BioAmber Sarnia, entered into a second amended joint venture agreement with Mitsui pursuant to which Mitsui provided BioAmber Sarnia with additional capital contributions for an aggregate amount of CAD$25 million, which increased Mitsui’s share ownership to approximately 40%.  We have retained effective operational control of BioAmber Sarnia. On August 1, 2017, we entered into a Share Purchase Agreement with Mitsui pursuant to which we acquired Mitsui’s entire 38.9% interest in the BioAmber Sarnia joint venture, increasing our ownership stake to 100%. Pursuant to the terms of the Share Purchase Agreement, our joint venture agreement with Mitsui was terminated.

We are also engaging in a collaborative process with our customers to test and optimize new applications and derivative products such as BDO and THF in order to ensure that they meet specifications in each of their potential applications. We continue to seek to establish supply agreements and distribution agreements with strategic customers as we expand our markets and product offerings.  For example, in October 2014, we entered into a five-year exclusive supply agreement with Xuchuan Chemicals, a global leader in polyester polyols, to supply bio-succinic acid from our Sarnia facility to be used in manufacturing cast polyurethane elastomers. Xuchuan is initially launching polyurethane (PU) systems for cast polyurethane elastomers (CPU) made with bio-succinic acid. CPU is used in applications including automotive instruments, caster wheels, industrial and mining equipment, power tools, industrial tires, coating rolls, drive belts, mold makers and hoses. By replacing adipic acid with succinic acid, Xuchuan has produced CPUs that offer better properties: they are more abrasion/scratch resistant and more resistant to solvents. Other applications for our bio-succinic acid include polyurethane elastomers and dispersions for shoe soles and synthetic leather.

Production capacity. Our ability to lower our production costs and drive customer adoption of our product is dependent on our manufacturing strategy. We expect to produce bio-succinic acid that is cost-competitive with succinic acid produced from oil priced as low as $30.00 per barrel. We expect to further reduce costs by implementing on-going process improvements and have active programs in place to reduce our variable costs of production. We intend to capitalize on our first-to-market advantage by rapidly expanding our production capacity and building additional facilities. Our results will be impacted by the speed with which we execute on this strategy, the capital costs and operating expenses of each of these facilities, and the price of oil and the impact it has on the price of petrochemicals our succinic acid substitutes.

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

Petroleum prices. We expect sales of our bio-based products to be impacted by the price of petroleum. In the event that petroleum prices increase, we may see increased demand for our products as chemical manufacturers seek lower-cost alternatives to petroleum-derived chemicals. Conversely, a long-term reduction in petroleum prices may result in our products being less competitive with petroleum-derived alternatives. In addition, oil prices may also impact the cost of certain feedstocks we use in our process, which may affect our operating profits.

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

Depreciation of Property and Equipment and Amortization of Intangible Assets

Depreciation of property and equipment consists primarily of the depreciation of our Sarnia production facility, machinery and equipment, office furniture, research and development equipment and computer equipment, which is depreciated using the straight-line method over their estimated useful lives. Amortization of intangible assets consists primarily of our definite-lived license and amortization of computer software and licenses, which are amortized using the straight-line method over their estimated useful lives. Depreciation of property and equipment increased significantly since our manufacturing facilities operations started. As of December 31, 2017, $20.2 million of net grants were applied as a reduction of machinery and equipment and building. This reduces depreciation expense over the useful life of the asset.

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

Financial Charges (Income), Net

Financial charges (income), net, include interest on short-term and long-term debt, end of term accretion charge from the TCP loan, financing costs from warrants liability financing and the recognition of gains or losses resulting from the mark-to-market adjustment required at the balance sheet date on our IPO Warrants, 2009 Warrants and 2011 Warrants and the August 2017 Warrants.

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

Income Taxes

We are subject to income taxes in the United States and Canada. We have incurred significant losses and have only generated taxable income in Canada. In the future, we expect to become subject to taxation based on the statutory rates in effect in the countries in which we operate and our effective tax rate could fluctuate accordingly. We have incurred net losses since our inception and have not recorded any federal, state or foreign current income tax provisions, with the exception of (i) recognition of unrecognized tax benefits since inception, (ii) a recovery of income taxes in the 258 days period ended September 30, 2009, and (iii) recognition of current income taxes in Canada. We have a full valuation allowance against our net deferred tax assets. Additionally, under the U.S. Internal Revenue Code, our net operating loss carryforwards and tax credits may be limited if a cumulative change in ownership of more than 50% is deemed to have occurred within a three years period. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous issuances of shares of common stock and warrants.

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

Our significant accounting policies are in the annual consolidated financial statements for the year ended December 31, 2017 included in Item 8 in this Annual Report on Form 10-K. These are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Costs related to repairs and maintenance of property and equipment are expensed in the period in which they are incurred. Upon sale or disposal, the we write off the cost of the asset and the related amount of accumulated depreciation. The resulting gain or loss is included in the consolidated statement of operations. Assets in the course of construction are classified as construction in-progress and are carried at cost, net of grants received and any recognized impairment loss. They consist of expenditures directly related to building the manufacturing facility in Sarnia, Ontario. For qualifying assets, cost includes capitalized borrowing costs.

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

Long-lived asset impairment

Management assesses the recoverable amount of our long-lived assets in accordance with FASB ASC 360, Property, Plant, and Equipment. We monitor the carrying value of our long-lived assets for potential impairment on an ongoing basis and test the recoverability of such assets generally using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows, including net proceeds expected from their sale at the end of the forecast period. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value and the difference is recorded in the period that the impairment indicator occurs. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets.

Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset or a group of assets has been impaired. The assessment of impairment indicators and the recoverability of our capitalized costs associated with our Sarnia facility require significant judgment due to the novelty of the Company’s product and the time it is taking to develop the market, continue to increase the production levels and achieve the anticipated economies of scale. In the fourth quarter of the fiscal year 2017, the Company has concluded that the carrying amount of the Sarnia facility was not recoverable based on its current configuration despite expectation that the Company will continue to achieve success in developing the market and increasing demand for its products and will accordingly be able to continue to increase the production levels to reach levels close to the facility’s nameplate capacity and consequently achieve the economies of scale that the plant was designed for.

Consequently, the Company has proceeded to estimate the fair value of the Sarnia facility and has recorded an impairment loss amounting to $77 million during the year ended December 31, 2017.

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

The Black-Scholes option pricing model requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price and closing price of our common stock on the date of grant. Due to our limited history of grant activity, we calculate the expected term utilizing the “simplified method” permitted by the Securities and Exchange Commission

(“SEC”), which is the average of the total contractual term of the option and its vesting period. We calculate our expected volatility rate from the historical volatilities of selected comparable public companies within its industry, due to a lack of historical information regarding the volatility of our stock price. We will continue to analyze the historical stock price volatility assumption as more historical data for its common stock becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the option’s expected term. The expected dividend yield was assumed to be zero, as we have not paid, nor does it anticipate paying, cash dividends on shares of our common stock. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

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

Overview of Results of Operations for the Years Ended December 31, 2017 and 2016 (in thousands)

	Year Ended December 31,		Change
	2017	2016
	$	$	$	%
	(in thousands)

Product sales	$14,943	$8,272	$6,671	81%
Cost of goods sold	22,323	13,667	8,656	63%
Operating expenses
General and administrative	12,350	9,458	2,892	31%
Research and development, net	5,467	7,195	(1,728)	-24%
Sales and marketing	1,939	2,915	(976)	-33%
Depreciation of property and equipment and amortization of intangible assets	5,090	4,843	247	5%
Impairment loss and write-off of property and equipment and of intangible assets	77,580	—	77,580	100%
Foreign exchange loss (gain), net	207	(176)	383	-218%
Operating expenses	102,633	24,235	78,398	323%
Operating loss	(110,013)	(29,630)	(80,383)	271%
Amortization of deferred financing costs and debt discounts	2,644	3,312	(668)	-20%
Financial income, net	(9,480)	(750)	(8,730)	1164%
Grant income	(359)	(4,047)	3,688	-91%
Gain on debt extinguishment	(746)	—	(746)	-100%
Other expense, net	32	200	(168)	-84%
Loss before income taxes	(102,104)	(28,345)	(73,759)	260%
Income (recovery) taxes	82	26	56	215%
Net loss	(102,186)	(28,371)	(73,815)	260%
Net loss attributable to:
BioAmber Inc. shareholders	(98,151)	(22,478)	(75,673)	337%
Non-controlling interest	(4,035)	(5,893)	1,858	-32%
	(102,186)	(28,371)	(73,815)	260%

Product sales

Product sales increased from $8.3 million for the year ended December 31, 2016 to $14.9 million for the year ended December 31, 2017 due to an increase in product volume sold and offset by a decrease in the average selling price.

Cost of goods sold

Cost of goods sold increased from $13.7 million for the year ended December 31, 2016 to $22.3 million for the year ended December 31, 2017. This increase was driven primarily by an increase in volume sold, increased production volume, an increase in royalties and partially offset by lower production costs.

General and administrative expenses

General and administrative expenses increased by $2.9 million to $12.4 million for the year ended December 31, 2017 as compared to $9.5 million for the year ended December 31, 2016.

This was mainly due to $1.2 million in severance costs in relation with the departures of senior executives and $1.2 million in additional stock-based compensation expense for the accelerated vesting of unvested stock-options. Recruitment and legal fees were higher in 2017 compared to 2016 related to the recruitment of new senior executives and the class action lawsuit.

Research and development expenses, net

Research and development expenses, net, decreased by $1.7 million to $5.5 million for the year ended December 31, 2017 as compared to $7.2 million for the year ended December 31, 2016. This is primarily due to a reduction in research and development expense required to support the Sarnia facility and reduced spending on patents and new applications.

Sales and marketing expenses

Sales and marketing expenses decreased by $1 million to $1.9 million for the year ended December 31, 2017 as compared to $2.9 million for the year ended December 31, 2016. This was mainly driven by a decrease in salaries, benefits and associated costs, including travel expense, following the reorganization of the commercial function in the first quarter of 2016.

Depreciation of property and equipment and amortization intangible assets

Depreciation of property and equipment and amortization of intangible assets expense increased by $0.2 million to $5.1 million for the year ended December 31, 2017 as compared to $4.8 million for the year ended December 31, 2016.

Impairment loss and write-off of property and equipment and of intangible assets

During the year ended December 31, 2017, we have proceeded to estimate the fair value of the Sarnia facility and has recorded an impairment loss of $77 million, of which $75.1 million for property and equipment and $1.9m for intangible assets.

Also, we concluded that the carrying value of its reporting unit was significantly in excess of the fair value and the goodwill has been considered impaired and written off in its entirety.

Foreign Exchange (gain) loss

The foreign exchange (gain) loss increased by $383,000 to a loss of $207,000 for the year ended December 31, 2017 as compared to a gain of $176,000 for the year ended December 31, 2016. The foreign exchange loss was mainly driven by the variation of the foreign exchange rate in connection with the Canadian dollar and the loan with Bridging Finance, that was fully repaid in January 2017.

Financial charges (income), net

Financial charges (income), net comprised of an income of $9.5 million for the year ended December 31, 2017 as compared to $0.8 million for the year ended December 31, 2016. This variation of $8.7 million is mainly due to the non-cash mark-to-market adjustment change on the IPO warrants, the June 2009 Warrants, the April 2011 Warrants, the January 2017 Warrants and the August 2017 Warrants. It is also due to a decrease in interest and end of term charges on long-term debt due to the full repayment of the Bridging loan in January 2017. This decrease is partially offset by the issuance costs associated with the January 2017 and the August 2017 Warrants classified in liability.

Grant income

During the three months ended September 30, 2016, the Milestone IV from SDTC grant was completed and reclassified from deferred grant to grant income, along with a portion of the remaining 10% holdback.

Overview of Results of Operations for the Years Ended December 31, 2016 and 2015 (in thousands)

	Year Ended December 31,		Change
	2016	2015
	$	$	$	%
Product sales	8,272	2,172	6,100	281%
Cost of goods sold	13,667	2,613	11,054	423%

Operating expenses
General and administrative	9,458	10,594	(1,136)	-11%
Research and development, net	7,195	20,286	(13,091)	-65%
Sales and marketing	2,915	4,002	(1,087)	-27%
Depreciation of property and equipment and amortization of intangible assets	4,843	1,080	3,763	348%
Write-off of intangible assets	—	1,141	(1,141)	-100%
Foreign exchange (gain) loss, net	(176)	984	(1,160)	-118%
Operating expenses	24,235	38,087	(13,852)	-36%
Operating loss	(29,630)	(38,528)	8,898	-23%
Amortization of deferred financing costs and debt discounts	3,312	1,079	2,233	207%
Financial (income) charges, net	(750)	1,589	(2,339)	-147%
Grant income	(4,047)	—	(4,047)	100%
Equity participation in losses of equity method investments	—	1	(1)	-100%
Other expense (income), net	200	(22)	222	-1009%
Loss before income taxes	(28,345)	(41,175)	12,830	-31%
Income (recovery) taxes	26	(4)	30	-750%
Net loss	(28,371)	(41,171)	12,800	-31%
Net loss attributable to:
BioAmber Inc. shareholders	(22,478)	(37,226)	14,748	-40%
Non-controlling interest	(5,893)	(3,945)	(1,948)	49%
	(28,371)	(41,171)	12,800	-31%

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

Write-off of intangible assets

On April 20, 2015, we elected to terminate our license with DuPont Applied Biosciences, or DuPont, for their BDO catalysts as a result of the decision to pursue the BDO technology licensed from Davy. As a result, the carrying value of the DuPont license of $1.1 million was written-off.

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

Liquidity and Capital Resources

From inception through December 31, 2017, we have funded our operations primarily from an aggregate of $327.7 million raised from public offerings of our equity securities, private placements of our equity securities, and the sale of shares issued by a subsidiary and convertible notes, including net proceeds of $18.6 million from our January 2017 offering, the net proceeds of the Special Warrants exercise for a total of $8.9 million, the net proceeds from the August 2017 public offering of $9.9. and Mitsui’s additional capital contribution of CAD$25.0 million in the first quarter of 2016. We also received CAD$82 million from loan and grant proceeds from various Canadian institutional and government agencies in BioAmber Sarnia, including CAD$10 million from BDC in August 2016, and proceeds of CAD$25 million from a demand non-revolving credit facility with Bridging at the corporate level in September 2016.

During February 2018, we completed the closing of another follow-on public offering and raised approximately $6.2 million, after deducting underwriting discounts and estimated offering expenses payable by us. As part of this offering we issued warrants that may provide an addition $14 million if all warrants are exercised.

In the event that we would not achieve the expected growth rate, we can conclude a transaction, which may include an equity financing, refinancing or addition of capital, a joint venture, partnership, merger or other business combination, an asset sale, or, any combination thereof.

Based on the information listed above and the cash on hand at December 31, 2017, we believe we can generate sufficient cash to fund our operations for at least the next twelve months.

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

There are certain covenants in our debt and grant agreements, which are discussed in the notes to our consolidated financial statements. We were not in compliance with some of the covenants provided in each of these agreements. Subsequent to December 31, 2017, we obtained waivers from the lenders on the covenants that were not in compliance. We expect to be in compliance with our covenants in the future.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(29,789)	$(37,616)	$(32,199)
Net cash used in investing activities	$(811)	$(668)	$(64,803)
Net cash provided by financing activities	$18,848	$47,224	$54,888

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

Cash used in operating activities during the year ended December 31, 2017 of $29.8 million reflected our net loss of $102.2 million, which was adjusted for non-cash impairment loss and write-off of property, equipment and intangibles asset of $77.6 million, other non-cash net income of $0.5 million and a negative change in operating assets and liabilities of $4.7 million. Non-cash adjustments included stock-based compensation of $5.2 million, $5.1 million of depreciation and amortization, financial income of $13.2 million including the mark-to-market accounting for our financial liability warrants and the end of term charge on long-term debt and amortization of debt discounts of $2.6 million. The change in operating assets and liabilities is a net outflow of $4.7 million due to a decrease in current liabilities partly offset by a decrease in current assets.
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

Investing activities

Cash used in investing activities during the year ended December 31, 2017 of $811,000 represented mostly property and equipment purchases related to the building of our facility in Sarnia, Ontario.

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

Financing activities

Cash provided by financing activities during the year ended December 31, 2017 of $18.9 million includes, the proceeds from issuance of shares of the January 2017 public offering, for a total of $18.9 million, the net proceeds of the Special Warrants exercised for a total of $8.8 million and the net proceeds from the August 2017 public offering of $9.9 million and the proceeds from the issuance of shares following the conversion of warrants, offset by  loan repayments with associated costs of $19.0 million.

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

Contractual Obligations and Commitments

Our principal commitments consist primarily of obligations under our leases for our office spaces and contractual commitments related to license agreements. The following table summarizes these contractual obligations at December 31, 2017:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Debt (including interest payments)	$54,516	$7,393	$22,148	$19,002	$5,973
Operating leases (1)	$788	172	348	268	—
Minimum royalty payments (2)	$14,100	1,500	2,400	2,400	7,800
Purchase commitments (3)	$12,608	2,135	4,765	4,765	943
Total	$82,012	$11,200	$29,661	$26,435	$14,716

(1)	We lease our premises, except for the Sarnia facility
(2)

We entered into exclusive license agreements and technology access agreements that provide for the payment of minimal annual royalties. As of December 31, 2017, we had contractual agreements with three partners that involve minimum annual royalties. The royalties that we owe are in return for use of proprietary tools, patents and know-how.

(3)	BioAmber Sarnia entered into a supply steam agreement and a service agreement with Arlenxeo which includes fixed minimum annual payments.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had unrestricted cash totaling $4.6 million at December 31, 2017. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the 3-month Canadian prime rate were to increase, the interest rates for the remaining term of the loans would increase.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BioAmber Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAmber Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s accumulated deficit and net loss from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte LLP1

Montreal, Canada

March 29, 2018

We have served as the Company's auditor since 2009.

1CPA auditor, CA, public accountancy permit No. A118581

BIOAMBER INC.

Consolidated Statements of Operations

	Year Ended December 31
	2017	2016	2015
	$	$	$
Product sales	14,942,960	8,272,497	2,171,952
Cost of goods sold excluding depreciation and amortization	22,323,456	13,666,937	2,612,780
Operating expenses
General and administrative	12,350,450	9,457,914	10,594,302
Research and development, net	5,467,197	7,195,138	20,285,608
Sales and marketing	1,938,687	2,914,973	4,002,156
Depreciation of property and equipment and amortization of intangible assets	5,089,934	4,843,164	1,080,440
Impairment loss and write-off of property and equipment and of intangible assets (Note 2, 5 and 6)	77,579,652	—	1,141,000
Foreign exchange loss (gain), net	206,888	(175,659)	984,324
Operating expenses	102,632,808	24,235,530	38,087,830
Operating loss	(110,013,304)	(29,629,970)	(38,528,658)
Amortization of deferred financing costs and debt discounts	2,643,848	3,311,641	1,077,608
Financial (income) charges, net (Note 10)	(9,479,741)	(750,083)	1,589,080
Grant income (Note 9)	(359,220)	(4,046,532)	—
Gain on debt extinguishment, net (Note 8)	(745,510)	—	—
Equity participation in losses of equity method investment (Note 3)	—	229	646
Other expense (income), net	32,360	199,820	(21,565)
Loss before income taxes	(102,105,041)	(28,345,045)	(41,174,427)
Income (recovery) taxes (Note 14)	81,735	25,646	(3,786)
Net loss	(102,186,776)	(28,370,691)	(41,170,641)
Net loss attributable to:
BioAmber Inc. shareholders	(98,151,473)	(22,478,081)	(37,225,878)
Non-controlling interest	(4,035,303)	(5,892,610)	(3,944,763)
	(102,186,776)	(28,370,691)	(41,170,641)
Net loss per share attributable to BioAmber Inc. shareholders - basic	(2.34)	(0.78)	(1.52)
Weighted-average number of common shares outstanding - basic	41,948,030	28,665,645	24,499,970

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31
	2017	2016	2015
	$	$	$
Net loss	(102,186,776)	(28,370,691)	(41,170,641)
Foreign currency translation adjustment	5,134,227	3,691,538	(15,083,129)
Total comprehensive loss	(97,052,549)	(24,679,153)	(56,253,770)
Total comprehensive loss attributable to:
BioAmber Inc. shareholders	(95,606,326)	(19,885,205)	(47,750,298)
Non-controlling interest	(1,446,223)	(4,793,948)	(8,503,472)
	(97,052,549)	(24,679,153)	(56,253,770)

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2017	2016
	$	$
Assets
Current assets
Cash and Cash equivalents	4,631,670	16,160,017
Accounts receivable	4,864,705	986,935
Inventories (Note 4)	4,823,346	4,497,640
Prepaid expenses and deposits	541,264	311,654
Valued added tax, income taxes and other receivables	386,888	568,510
Restricted cash (Note 13)	—	8,896,796
Total current assets	15,247,873	31,421,552
Property and equipment, net (Note 5)	49,461,250	121,628,272
Investment in equity method and cost investments (Note 3)	446,806	446,806
Intangible assets, net (Note 6)	4,035,533	6,126,687
Goodwill	—	625,364
Restricted cash	298,800	558,150
Deferred financing costs	23,633	523,634
Total assets	69,513,895	161,330,465

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	6,153,416	6,021,974
Income taxes payable (Note 14)	221,908	115,210
Deferred revenue	—	1,371,575
Warrants financial liability (Note 13)	—	14,496,796
Short-term portion of long-term debt (Note 8)	4,920,221	23,299,398
Total current liabilities	11,295,545	45,304,953
Long-term debt (Note 8)	32,695,533	29,032,087
Warrants financial liability (Note 13)	3,439,544	739,546
Other long-term liabilities	230,578	247,292
Total liabilities	47,661,200	75,323,878
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 12)	—	37,515,687
Equity
Share capital
Common stock:
$0.01 par value per share; 250,000,000 authorized, 52,114,923 and 30,612,733 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	521,149	306,127
Additional paid-in capital	352,335,814	280,819,681
Warrants	474,497	697,242
Accumulated deficit	(318,919,451)	(220,767,978)
Accumulated other comprehensive loss	(12,559,314)	(12,564,172)
Total BioAmber Inc. shareholders’ equity	21,852,695	48,490,900
Total liabilities and equity	69,513,895	161,330,465

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Shareholders’ Equity

(in U.S. dollars, except for shares data)

	Common stock		Additional paid-in capital	Warrants		Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Par value		Shares	Par value
		$	$		$	$	$	$
Balance at December 31, 2014	21,836,046	218,360	220,460,559	945,431	1,093,263	(161,064,019)	(4,632,628)	56,075,535

Stock-based compensation (Note 13)	—	—	4,790,608	—	—	—	—	4,790,608
Issuance of shares, net of issuance costs	3,900,000	39,000	32,741,069	—	—	—	—	32,780,069
Warrants exercised/expired	405,370	4,054	594,047	(454,195)	(345,188)	—	—	252,913
Stock options exercised	40,337	403	205,888	—	—	—	—	206,291
Net loss	—	—	—	—	—	(37,225,878)	—	(37,225,878)
Foreign currency translation	—	—	—	—	—	—	(10,524,420)	(10,524,420)
Balance at December 31, 2015	26,181,753	261,817	258,792,171	491,236	748,075	(198,289,897)	(15,157,048)	46,355,118

Stock-based compensation (Note 13)	—	—	3,579,396	—	—	—	—	3,579,396
Issuance of shares, net of issuance costs	4,348,750	43,488	18,221,164	—	—	—	—	18,264,652
Warrants exercised/expired	62,230	622	116,900	(66,885)	(50,833)	—	—	66,689
Stock options exercised	20,000	200	110,050	—	—	—	—	110,250
Net loss	—	—	—	—	—	(22,478,081)	—	(22,478,081)
Foreign currency translation	—	—	—	—	—	—	2,592,876	2,592,876
Balance at December 31, 2016	30,612,733	306,127	280,819,681	424,351	697,242	(220,767,978)	(12,564,172)	48,490,900

Stock-based compensation (Note 13)	—	—	5,178,266	—	—	—	—	5,178,266
Contribution by non-controlling interest (Note 12)	—	—	38,609,754	—	—	—	(2,540,289)	36,069,465
Issuance of shares, net of issuance costs	21,356,345	213,564	27,459,288	—	—	—	—	27,672,852
Warrants exercised/expired /cancelled	44,345	443	269,840	(220,721)	(222,745)	—	—	47,538
Stock options exercised	101,500	1,015	(1,015)	—	—	—	—	—
Net loss	—	—	—	—	—	(98,151,473)	—	(98,151,473)
Foreign currency translation	—	—	—	—	—	—	2,545,147	2,545,147
Balance at December 31, 2017	52,114,923	521,149	352,335,814	203,630	474,497	(318,919,451)	(12,559,314)	21,852,695

The accompanying notes are an integral part of the consolidated financial statements.

BIOAMBER INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2017	2016	2015
	$	$	$
Cash flows from operating activities
Net loss	(102,186,776)	(28,370,691)	(41,170,641)
Adjustments to reconcile net loss to cash:
Stock-based compensation	5,178,266	3,579,396	4,790,608
Depreciation of property and equipment and amortization of intangible assets	5,089,934	4,843,164	1,080,440
Impairment loss and write-off of property and equipment and of intangible assets	77,579,652	—	1,141,000
Amortization of deferred financing costs and debt discounts	2,643,848	3,311,641	1,077,608
Disposal of fixed assets	32,360	133,141	—
Equity participation in losses of equity method investments	—	229	646
Other long-term liabilities	(33,091)	(24,893)	42,952
Financial (income) charges, net (Note 10)	(13,158,021)	(5,994,381)	(1,747,176)
Gain on debt extinguishment (Note 8)	(745,510)	—	—
Grant income	—	(4,046,532)	—
Write-off of deferred financing costs	500,000	—	—
Changes in operating assets and liabilities
Change in accounts receivable	(3,674,594)	(5,026)	(581,072)
Change in restricted cash	305,100	—	—
Change in inventories	32,370	(2,769,182)	(8,055)
Change in prepaid expenses and deposits	(209,691)	315,274	124,520
Change in deferred revenues	(1,380,010)	1,380,237	—
Change in value added tax, income taxes and other receivables	202,206	72,100	2,323,382
Change in accounts payable to ARD	—	—	(983,465)
Change in accounts payable and accrued liabilities	34,882	(10,040,350)	1,710,534
Net cash used in operating activities	(29,789,075)	(37,615,873)	(32,198,719)
Cash flows from investing activities
Acquisition of property and equipment and intangible assets, net of sales of assets	(811,241)	(667,978)	(64,390,137)
Capital investment in equity method and cost investments (Note 3)	—	—	(412,433)
Net cash used in investing activities	(811,241)	(667,978)	(64,802,570)
Cash flows from financing activities
Deferred financing costs	(82,060)	(1,706,607)	(1,144,394)
Issuance of long-term debt (Note 8)	—	26,929,000	21,967,288
Repayment of long-term debt (Note 8)	(19,048,420)	(15,312,402)	(16,058,642)
Government grants (Note 9)	—	1,108,262	7,946,840
Net proceeds from issuance of common shares	37,978,408	18,479,621	33,280,167
Proceeds from issuance of shares by a subsidiary (Note 12)	—	17,726,000	8,896,696
Net cash provided by financing activities	18,847,928	47,223,874	54,887,955
Foreign exchange impact on cash	224,041	246,403	(1,955,827)
(Decrease) increase in cash	(11,528,347)	9,186,426	(44,069,161)
Cash and cash equivalents, beginning of period	16,160,017	6,973,591	51,042,752
Cash and cash equivalents, end of period	4,631,670	16,160,017	6,973,591

Supplemental cash flow information:
Non-cash transactions:
Deferred financing costs related to the public offering not yet paid	71,712	265,885	—
Construction in-progress costs and fixed assets not yet paid	87,994	120,870	8,290,288
Amortization of debt discounts capitalized to Fixed Assets	—	—	2,002,278
Interest paid	2,279,732	2,746,874	2,943,000

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

The Company started its commercial operations at the end of 2015, and is currently ramping-up the production at its Sarnia facility. Therefore, the Company incurred recurring losses from its past activities since inception. As of December 31, 2017, the Company had   an accumulated deficit of $318.9 million and a net loss of $102.2 million, including a non-cash impairment loss and write-off of property, equipment and intangibles asset of $77.6 million, for the year ended December 31, 2017. The attainment of profitable operations is dependent upon future events, including successful ramp-up of the commercial-scale manufacturing of the Sarnia facility, further advancing the Company’s existing commercial arrangements with strategic partners to generate revenue from the sale of its products that will support the Company’s cost structure, gaining market acceptance for its bio-succinic acid, its derivative products and other building block chemicals, obtaining adequate financing to complete its development activities, and attracting and retaining qualified personnel. These conditions raise substantial doubt regarding our ability to continue as a going concern.

In the event that the Company would not achieve its expected growth rate, the Company will be required to raise additional equity capital and to secure additional debt both at the corporate and Sarnia plant level within the next year from its financial statements issuance, in order to continue the production and commercialization of its succinic acid and to continue to fund operations at the current cash expenditure levels. BioAmber cannot be certain that additional funding will be available on acceptable terms, or at all. If BioAmber is unable to raise additional capital or obtain debt when required or on acceptable terms, BioAmber may have to reduce or delay incurring operating expenses as deemed appropriate in order to conserve cash.

Our consolidated financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate additional revenue, attain further operating efficiencies, obtain additional equity or debt financing or to reduce expenditures. Our consolidated financial statements as of December 31, 2017 did not include any adjustments that might result from the outcome of this uncertainty.

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

Significant areas requiring the use of significant management estimates include fair value determination of assets, liabilities, impairment and useful lives of intangible assets and property and equipment, goodwill impairment, income taxes, stock-based compensation and fair value of certain debt and equity instruments.

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

Restricted Cash

Cash amounts that are restricted to withdrawal or usage are presented as restricted cash. As of December 31, 2017 and 2016, the Company had $298,800 and $558,150, respectively, of restricted cash held in an escrow account as a guarantee to a long-term supply agreement.

As part of our December 2016 public offering, we issued a warrant to purchase an aggregate of 2,224,199 shares of common stock, for a total of $4.00 per underlying share. The gross proceeds of $8.9 million, was presented as current restricted cash as of December 31, 2016. This amount was held in escrow until it got automatically exercised following our TSX listing in April 2017, within the 120 days term of the warrants.

On April 28, 2017, the Special Warrant was automatically exercised for 2,224,199 common shares following the issuance of a receipt for the Company’s final prospectus qualifying the underlying shares by the British Columbia Securities Commission. The proceeds of the Special Warrant, recorded as restricted cash in the current assets of the consolidated balance sheet as of December 31, 2016, were released from the escrow concurrently with the deemed automatic exercise of the Special Warrant.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company believes it is not exposed to significant credit risk related to cash, cash equivalents and accounts receivable. As of December 31, 2017 and 2016, the Company did not have any provision for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Prior to the Company having any customer orders for sample product, all production and development costs were expensed as part of the Company’s research and development efforts.

Cost of goods sold

Cost of goods sold includes costs directly associated with finished goods production, such as direct materials, direct labor, utilities and certain plant overhead and logistic costs. Cost of goods sold also included, for the year ended December 31, 2016, abnormal production costs from the Sarnia facility production volume ramp-up.

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

Costs incurred in obtaining definite-life patents and licenses are capitalized and amortized on a straight-line basis over their estimated useful lives, generally between 5 and 18 years.

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

The Company’s goodwill is attributed to its one reporting unit. The Company has selected December 31 as the date to perform its annual impairment test. In testing for impairment of its goodwill, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test described below. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. If the quantitative impairment test is required, the Company must make assumptions regarding estimated future cash flows to be derived from the reporting unit. Until December 31, 2016, the performance of the test involved a two-step process. The first step of the impairment test involved comparing the fair value of the reporting unit to its net book value, including goodwill.

If the net book value exceeds its fair value, then the Company would have performed the second step of the goodwill impairment test to determine the amount of the impairment loss. In calculating the fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the reporting unit over the amount assigned to its other assets and liabilities is the fair value of goodwill. An impairment loss would have been recognized when the carrying amount of goodwill exceeded its fair value. There was no impairment of goodwill recorded for the years ended December 31, 2016 and 2015.

Effective January 1, 2017, the Company has early adopted ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Pursuant to the amended guidance, instead of performing the second step as described above, the amount of goodwill impairment is measured as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

As at December 31, 2017, when conducting the goodwill impairment test, the Company concluded that the carrying value of its reporting unit was significantly in excess of the fair value, in particular in light of the sustained and significant excess of the net book value of the Company over its market capitalization at that date. Consequently, the goodwill has been considered impaired and written off in its entirety.

Asset retirement obligation

Management assesses the potential asset retirement obligation upon acquisition of its assets or entering into lease arrangements. If a reasonable estimate of the fair value of the liability can be made, the Company recognizes the retirement obligation. During the year ended December 31, 2016, the Company paid $180,000 for the cost of restoring the premises on the termination date of its leased premises in Plymouth, USA, which was previously accrued over 4 years in the other long-term liabilities on the consolidated balance sheet.

Long-lived asset impairment

We assess the fair value of our long-lived assets in accordance with FASB ASC 360, Property, Plant, and Equipment. At the end of each reporting period, we evaluate whether there is objective evidence of events or changes in business conditions which suggest that an asset may be impaired. In such cases we determine the recoverable amount based upon forecasted, undiscounted cash flows which the assets are expected to generate and the net proceeds expected from their sale at the end of the forecast period. If the carrying amount exceeds the undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value and the difference is recorded in the period that the impairment indicator occurs.

During the closing of our quarter ended December 31, 2017, we observed that our sales level was lower than our forecast and we expected undiscounted future cash flows to be lower than the carrying value of the Property and equipment and intangible assets related to the Sarnia plant. Given that the carrying value of the plant in Sarnia may not be recoverable, the Company estimated the fair value of the asset group and compared it to its carrying value. Potential impairment exists if the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset group. The impairment expense is determined by comparing the estimated fair value with the carrying value of the related asset, and any excess amount by which the carrying value exceeds the fair value is recorded as an impairment expense in the period. At December 31, 2017, the estimated fair value of the plant in Sarnia of $47 million was determined using the market approach, which represents a level 2 in the fair value measurement hierarchy. Our fair value estimates required us to use significant other observable inputs including assumptions related to cost of sales, among others. Accordingly, an accelerated depreciation expense of $77 million was recorded in 2017, of which $75.1 million for property and equipment (see note 5) and $1.9m for intangible assets (see note 6), as the carrying value of the Sarnia plant assets of $125 million was greater than its then estimated fair value. All other assets groups were determined to be recoverable in 2017.

Government grants

The Company has entered into arrangements to receive government grants that relate primarily to the construction of facilities. Government grants are recognized when there is reasonable assurance that the grant will be received and that the conditions of the grant have been complied with. Government grants received in advance of complying with the conditions of the grant are deferred until all conditions are met. Government grants related to property and equipment are included in the balance sheet as a reduction of the cost of the asset and result in reduced depreciation expense over the useful life of the asset. Government grants that relate to expenses are recognized in the statement of operations as a reduction of the related expense or as a component of other income.

Warrants financial liability

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in FASB ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities issued in connection with the IPO, or Initial Public Offerring, were valued using the Black-Scholes pricing model at the date of initial issuance and are valued using the closing value as quoted on the New York Stock Exchange at each subsequent balance sheet date. The June 2009 and April 2011 Warrants are valued using the Monte Carlo method.

The liability is presented as warrants financial liability in the consolidated balance sheets, and changes in the fair value of the warrants are reflected in the consolidated statements of operations as part of financial charges (income), net.

Redeemable non-controlling interest

Redeemable non-controlling interest were classified in temporary equity on the Company’s consolidated balance sheets, at the greater of the carrying value or the redemption value, in accordance with FASB ASC 480-10-S99.

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

The Company’s revenues represent sales of bio-succinic acid to a limited number of customers. During the year ended December 31, 2017, 58% of sales were to a single customer. During the year ended December 31, 2016,  71% of sales were to the same single customer.

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

Debt issuance costs

Debt issuance costs consist of costs incurred in obtaining debt and are amortized over the term of the financing on a straight-line basis, which approximates the effective interest method. These costs are recorded as a direct deduction from the carrying amount of the related debt liability on the consolidated balance sheets.

Borrowing costs

Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time as the assets are substantially ready for their intended use or sale. If active development is interrupted for an extended period, capitalization is suspended. Investment income earned on the temporary investment of specific borrowings pending their expenditure on qualifying assets is deducted from the borrowing costs eligible for capitalization. All other borrowing costs are expensed in the period in which they are incurred.

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

Environmental liabilities

The nature of the Company’s operations requires compliance with environmental laws and regulations set by the governmental authorities in the jurisdictions in which the Company operates. It will develop policies and practices for the remediation of the effects of release or disposal of materials at its locations. Any resulting environmental liabilities will be recorded when they are probable and management can reliably estimate their amount. As of December 31, 2017, and each prior balance sheet date presented, no environmental liabilities have been identified.

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

The Company follows guidance for income taxes, which prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The Company accounts for interest and penalties related to uncertain tax positions, if any, as part of tax expense unless it is associated with intercompany profits. The Company recognizes interest and penalties related to uncertain tax positions associated with intercompany profits as prepaid tax expense. This asset is amortized over the life of the assets involved in the intercompany sale. The Company recorded no interest and penalties during the year ended December 31, 2017, December 31, 2016 and 2015 respectively.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment. The chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer.

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

 In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit.  Effective January 1, 2017, the Company has early adopted ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Pursuant to the amended guidance, instead of performing the second step, the amount of goodwill impairment is measured as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Recent accounting pronouncements not yet adopted

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard is effective for interim and annual periods beginning after December 15, 2017, and either full retrospective adoption or modified retrospective adoption is permitted. We will adopt the standard using the modified retrospective method and accordingly will not restate prior periods. The Company’s current assessment is that the adoption of the standard will not have any material impact on its consolidated financial position or results of operations. The Company will adopt this standard when it becomes effective for the Company on January 1, 2018.

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

On February 15, 2012, BioAmber Inc., Sinoven and NatureWorks LLC (“NW”) formed AmberWorks LLC, a joint-venture ("JV") whose activities are limited to research, development, manufacturing, licensing and sales of certain products and other related activities. Sinoven and NW share expenses and profits in proportion to their respective ownership interest percentages of 50% each. Sinoven provided AmberWorks with a non-exclusive worldwide license, granting AmberWorks the rights to use the Sinoven IP in connection with certain activities of the JV. NW provided AmberWorks with a non-exclusive worldwide license, granting AmberWorks the rights to use certain patents owned by or licensed to NW in connection with certain activities of the JV. NW also undertook to exclusively market, promote and sell the products produced by the JV. Each of Sinoven and NW made equal initial cash contributions of $1 million in order to finance the start-up operations of AmberWorks LLC.

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

AmberWorks had total assets of $68,744  and total liabilities of nil as of December 31, 2017 and December 31, 2016. Sinoven’s share of net assets amounted to $34,372  as at those dates.

On February 5, 2015, the Company invested $412,434 (CAD$ 500,000) in Comet Biorefining Inc, in a start-up private company, which represented less than 6.6% ownership interest. This investment is recorded using the cost investment method.

4. Inventories

	December 31,	December 31,
	2017	2016
	$	$
Finished goods	4,165,222	3,638,562
Work in progress	79,772	117,642
Raw material	414,099	567,441
Supplies and spare parts	164,253	173,995
Total	4,823,346	4,497,640

The Company recorded an inventory reserve of approximately $nil, $nil and $300,000 in the year ended December 31, 2017, 2016 and 2015 respectively.

5. Property and equipment

	Estimated
	Useful	December 31,	December 31,
	Life	2017	2016
	(years)
		$	$
Land		284,444	265,667
Building	40	93,918,192	87,296,018
Machinery and equipment	5 - 20	38,550,795	35,655,348
Furniture and fixtures	5 - 8	120,394	114,078
Computers, office equipment and peripherals	3 - 7	194,843	184,865
Leasehold improvement	10	351,221	328,035
Construction in-progress		3,275,837	3,324,862
		136,695,726	127,168,873
Less: accumulated depreciation		(87,234,476)	(5,540,601)
Property and equipment, net		49,461,250	121,628,272

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and amounted to $4,885,313, $4,631,586 and $1,012,320 for the years ended December 31, 2017, 2016 and 2015 respectively. Accelerated depreciation of $75.1 million was recorded for impairment.

6. Intangible assets

	December 31,	December 31,
	2017	2016
	$	$

License with indefinite-lived	3,106,767	3,106,767
Acquired licenses with definite-lived	3,017,550	3,017,550
Computer software and licenses	404,395	384,972
Less: accumulated amortization	(2,493,179)	(382,602)
Intangible assets, net	4,035,533	6,126,687

Amortization expense is recorded as an operating expense in the consolidated statements of operations and amounted to $204,621, $211,578 and $68,120 for the years ended December 31, 2017, 2016 and 2015 respectively.

On December 11, 2014, the Company entered into a license agreement with Davy. The Company intend to use the technology licensed from Davy in a planned 100,000 metric ton per year capacity plant that will use bio-succinic acid as the feedstock to produce 70,000 metric tons of BDO and 30,000 metric tons of THF. The Company also secured the right to license the Davy technology for two additional BDO/THF plants. As of December 31, 2017, an amount of $3,106,767 was capitalized as a license fee under the Davy license.

In 2010 we signed a license with Cargill granting us exclusive rights to their yeast platform for the production of bio-succinic acid that could offer lower capital costs and lower operating costs. Cargill had developed a proprietary yeast host that is very robust and capable of thriving in harsh fermentation conditions, including high tolerance to organic acids such as succinic acid, high tolerance to low pH, physical robustness to heat, agitation and processing, high glycolytic rates and the ability to grow in a simple medium with inexpensive nutrients. Cargill has a patent portfolio to protect its yeast platform. As of December 31, 2017, an amount of $3,017,550 was capitalized as a license fee under the Cargill license, against which we recorded accelerated depreciation of $1.9 million for impairment.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	December 31,
	2017	2016
	$	$
Trade accounts payable	4,372,348	4,601,835
Accrued payroll and bonus	395,208	383,117
Consulting and legal fees	871,680	635,722
Accrued interest and financing fees	210,330	184,567
Other	303,850	216,733
Total	6,153,416	6,021,974

8. Long-term debt

Project Financing

The Company entered into the following facilities to fund the construction of its manufacturing facility in Sarnia, Ontario, Canada:

i)	Sustainable Jobs and Investment Fund (“SJIF”)

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

•	the principal will be repayable in five annual equal installments from the sixth anniversary date of the disbursement of the loan;
•	the loan is secured by a guarantee from BioAmber Inc.; and
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

In November 2011, BioAmber Sarnia entered into a loan agreement with SCA in the amount of CAD$500,000. The loan was interest free until November 30, 2013, and the unpaid balance of the loan subsequently bears interest at the rate of 5% per annum compounded monthly. The principal repayment by way of 20 consecutive quarterly installments of CAD$25,000 from November 2015 to November 2020. The loan agreement was amended to increase the third party credit facilities from CAD$45 million to CAD$60 million in the aggregate in June 2014, and subsequently from CAD$60 million to CAD$67.5 million in the aggregate in March These covenants were met as of December 31, 2017.The loan agreement contains various legal and financial covenants including i) third party credit facilities which cannot exceed $45 million in the aggregate as long as any principal of the loan remains outstanding, ii) the funds are to be used for research and development expenses only and iii) dividends may not be declared or paid without the consent of the lender.

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

On September 30, 2011, BioAmber Sarnia and FEDDEV entered into a contribution agreement pursuant to which a loan of up to a maximum amount of CAD $12 million was granted to BioAmber Sarnia. The loan is non-interest bearing with original repayment of principal from October 2013 to October 2018 in 60 monthly installments. The repayment terms were later modified as described below.

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

These covenants were met as of December 31, 2017.

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

On March 10, 2014, BioAmber Sarnia entered into a repayable contribution agreement in the form of a non-interest bearing loan with the Minister of Agriculture and Agri-Food of Canada in the amount of CAD$10 million for the Agri Innovation. This loan provided progressive disbursements as eligible costs were incurred for building construction, installation of equipment and start-up and commissioning of the Sarnia facility. The loan was repayable in equal, monthly installments beginning March 31, 2016 through March 31, 2026; on February 13, 2017, the Company agreed with AAFC to modify the principal repayment to have no principal repayment during the period of January 1, 2017 until January 30, 2018, and then repay in equal monthly payments commencing January 30, 2018 and coming due monthly on that day, such that the loan is fully repaid by March 31, 2025. The loan agreement contains various legal and financial covenants ordinarily found in such government agency loan agreements. These covenants were met as of December 31, 2017.

The fair value of the loan was calculated using the method of the discounted future cash payments of principal and interest over the term of the loan. The discount rate used was 12%, being the interest rate a loan with similar terms and conditions would carry.

v)	Comerica Bank, Export Development Canada and Farm Credit Canada (“EDC”)

On June 20, 2014, BioAmber Sarnia signed a loan agreement with a financial consortium, comprised of Comerica Bank, Export Development Canada and Farm Credit Canada for a senior secured loan in the principal amount of CAD$20.0 million, which was disbursed on May 12, 2015. The loan’s principal was repayable in 26 equal, quarterly installments beginning on September 30, 2015., On September 26, 2017, the Company entered into a waiver and amending agreement with EDC for a principal payment holiday from January 1, 2017 until December 31, 2017. The scheduled principal repayments were modified so the revised quarterly installment shall be $962,000 from March 31, 2018 until fully repaid in December 2021. The floating interest rate per annum based on the greater of (i) the Canadian prime rate and (ii) the Canadian dealer offered rate plus 1%, in either case plus an interest spread of 5%, net of a 2.5% upfront loan fee CAD$500,000 was recorded as debt discount and is amortized over the estimated term of the loan using the effective interest method.

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

The loan agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. On August 9, 2016, the loan agreement was amended, to adjust the financial covenants to require BioAmber Sarnia to maintain a minimum debt service ratio of 1.75 on a historical basis, at all times, to be certified monthly, during the term of the loan starting September 30, 2017. Financial covenants also include a minimum cash balance requirement of CAD$4.0 million, and a minimum gross revenue from product sales covenant. The agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loan, the failure to comply with certain covenants and agreements specified in the agreement, the occurrence of a material adverse effect, defaults in respect of certain other indebtedness and agreements, and certain events of insolvency. If an event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the loan may become due and payable immediately. On December 1, 2016, a waiver was obtained to reduce the minimum cash balance requirement from CAD$4 million to CAD$2 million until January 31, 2017. At December 31, 2017, the applicable revenue covenant and minimum cash covenant were not met. Subsequent to year end, we obtained waivers for these covenants that were not in compliance.

vi)	BDC Capital Inc. (“BDC”)

On April 20, 2016, BDC, a wholly owned subsidiary of Business Development Bank of Canada, accepted to enter into a binding Letter of Offer of financing with BioAmber Sarnia to make a secured term loan (“BDC Loan”) of CAD$10 million to fund the working capital of the BioAmber’s Sarnia facility. The BDC Loan proceeds were received on August 10, 2016, and recorded as long-term debt, net of debt issuance costs of $378,108.

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

All applicable covenants as of December 31, 2017 have been met.

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

The balance of unamortized debt discount of $528,206 was written-off and recorded as loss on debt extinguishment during the three months ended March 31, 2017. As a result of the repayment, Bridging is required to terminate its security interest in the corporate level assets of the Company, according to the terms contained in the facility agreement, which was not terminated by Bridging as of December 31, 2017, as a result of its pending litigation with the Company. Refer to PART II—OTHER INFORMATION, Item 3. Legal Proceedings for more details.

The balance of the outstanding long term debt is as follows:

	December 31,	December 31,
	2017	2016
	$	$
Sustainable Chemistry Alliance:
Face value (CAD $340,519)	271,326	327,835
Less: debt discount	(192,757)	(180,032)
Amortization of debt discount	161,513	130,774
Less: short-term portion of debt	(99,600)	(74,420)
	140,482	204,157

Sustainable Jobs and Investment Fund:
Face value (CAD $15,000,000)	11,952,000	11,163,000
Less: debt discount	(5,475,661)	(5,114,190)
Amortization of debt discount	3,073,207	1,846,954
	9,549,547	7,895,764

Federal Economic Development Agency:
Face value (CAD $8,850,000)	7,051,680	6,697,800
Less: debt discount	(3,393,159)	(3,169,163)
Less: short-term portion of debt	(358,560)	(1,786,080)
Gain on debt extinguishment	(2,002,587)	(601,616)
Amortization of debt discount	2,964,435	2,313,885
	4,261,809	3,454,826

Minister of Agriculture and Agri-Food Canada:
Face value (CAD $9,074,074)	7,230,222	6,883,850
Less: debt discount	(3,781,712)	(3,532,065)
Amortization of debt discount	1,365,272	836,234
Less: short-term portion of debt	(997,272)	(744,200)
	3,816,511	3,443,819
EDC:
Face value (CAD $15,384,615)	12,258,462	11,449,231
Less: debt discount (1)	(3,145,841)	(2,863,751)
Amortization of debt discount (1)	1,612,346	1,006,724
Less: short-term portion of debt	(3,066,086)	(2,289,846)
	7,658,880	7,302,358

BDC:
Face value (CAD $10,000,000)	7,968,000	7,442,000
Less: debt discount (2)	(394,443)	(368,403)
Amortization of debt discount (2)	93,450	25,945
Less: short-term portion of debt	(398,703)	(368,379)
	7,268,304	6,731,163

Bridging:
Face value (CAD $25,000,000)	—	18,605,000
Less: debt issuance cost	—	(627,069)
Amortization of debt issuance cost	—	58,542
Less: short-term portion of debt	—	(18,036,473)
	—	—
Long-term debt, net	32,695,533	29,032,087

[1]

Includes deferred debt financings costs of $1,275,878 as of December 31, 2017, and amortization of debt financing costs of $477,108, as a result of the retrospective adoption of Accounting Standard Update (ASU) 2015-03 on January 1,2016.  Prior to the ASU adoption, deferred debt issuance costs were presented in deferred financing costs.

[2]Includes deferred debt financings costs of $394,443 as of December 31, 2017, and amortization of debt financing costs of $93,450.

The principal repayments of the outstanding loans payable are as follows:

	SCA	SJIF	FEDDEV	AAFC	EDC	BDC	Total
	$	$	$	$	$	$	$
January 2018 - December 2018	99,600	—	358,560	997,272	3,066,086	398,703	4,920,221
January 2019 - December 2019	79,680	2,390,400	836,640	997,272	3,066,086	1,593,536	8,963,614
January 2020 - December 2020	92,046	2,390,400	1,314,720	997,272	3,066,086	1,593,536	9,454,060
January 2021 - December 2021	—	2,390,400	1,434,240	997,272	3,060,204	1,593,536	9,475,652
January 2022 and thereafter	—	4,780,800	3,107,520	3,241,134	—	2,788,689	13,918,143
Total	271,326	11,952,000	7,051,680	7,230,222	12,258,462	7,968,000	46,731,690

9. Deferred Grants

As of December 31, 2016, the Company has received the following grants:

a)	Sustainable Development Technology Canada (SDTC)

Grant from SDTC to BioAmber Sarnia in the amount of CAD$14.5 million with progressive disbursements according to the terms of the agreement and milestones. The grant is non-reimbursable by BioAmber Sarnia except upon the occurrence of certain events of default defined in the agreement.

Milestone I, II a) and II b) were fulfilled on or prior to December 31, 2014. On May 26, 2015, BioAmber Sarnia completed Milestone III and received the advance on Milestone IV of CAD$ 4,769,354. The Milestone III was reclassified from deferred grants reducing the cost of construction in-progress and the advance on Milestone IV, for the Commissioning, Start-up and Optimization of the manufacturing facility, was recorded as a deferred grant. During the three months ended September 30, 2016, the Milestone IV was completed and reclassified from deferred grant to grant income, and the remaining 10% holdback of CAD$1,451,365 was received. The holdback was recognized within the Company’s consolidated financial statements to reflect the nature of the expenditures of BioAmber Sarnia, resulting in $703,793 being recognized against property and equipment and the remaining $404,469 being recognized as Grant income. There remains no balance of deferred grants as at December 31, 2016.

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

10. Financial charges (income)

	Year Ended December 31
	2017	2016	2015
	$	$	$
End of term charge on long-term debt (Note 8 vii)	—	1,032,937	1,029,563
Interest on long-term debt	2,298,354	2,898,238	2,521,226
Revaluation of the warrants financial liability (Note 13)	(13,158,021)	(5,892,360)	(2,261,959)
Issuance costs of the warrants financial liability	1,455,619	638,813	—
Other interest (income) charge, net	(75,693)	572,289	300,250
Total financial (income) charges, net	(9,479,741)	(750,083)	1,589,080

11. Commitments and contingencies

Leases

The Company leases its premises and other assets under various operating leases. Future lease payments aggregate $787,989 as at December 31, 2017 and include the following future amounts payable:

December 31, 2017
$
2018	172,071
2019	167,609
2020	180,225
2021	189,236
2022	78,848
Thereafter	—

Royalties

The Company has entered into exclusive license agreements that provide for the payment of royalties in the form of up-front payments, minimum annual royalties, and milestone payments. The Company has the right to convert such exclusive agreements into non-exclusive agreements without the right to sublicense and without the obligation to pay minimum royalties. As of December 31, 2017, the Company has commitments related to royalty payments as follows:

December 31, 2017
$
2018	1,500,000
2019	1,200,000
2020	1,200,000
2021	1,200,000
2022	1,200,000
Thereafter	7,800,000

The Company has such contractual agreements with the following partners: Cargill Inc., Davy, Reverdia and Mitsubishi Chemical Corporation.

The royalties which the Company owes are in return for the use or development of proprietary tools, patents and know-how and the actual expenses incurred amounted to a total of $1.5 million, $1.8 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015 respectively.

Purchase Obligations

BioAmber Sarnia has entered into a steam supply agreement with Arlanxeo (former LANXESS Inc), under which, BioAmber Sarnia has agreed to pay a Monthly Take or Pay fee during the term of the contract, which will vary upon the natural gas price index. An amount of CAD$375,000 or $298,781 when converted into U.S. dollars as of December 31, 2017 is held in an escrow account as a guarantee for the supply agreement. BioAmber Sarnia has also entered into a service agreement with Arlanxeo under which minimum yearly payments are required. As of December 31, 2017, BioAmber Sarnia has commitments related to purchase obligations and service payments as follows:

December 31, 2017
$
2018	2,134,829
2019	2,382,567
2020	2,382,567
2021	2,382,567
2022	2,382,567
Thereafter	943,351

A payment of $4.0 million ($CAD 5.0 million) was made during the year-ended December 31, 2017 under those agreements.

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

On February 15, 2016, the Company signed a second amended and restated joint venture agreement (the “Second Amended JV Agreement”) with Mitsui pursuant to which Mitsui provided BioAmber Sarnia an additional capital contribution for a total amount of $17.7 million (CAD$25 million), which increased Mitsui’s share ownership at the time to 40.8%. As a result of Mitsui’s additional capital contribution, BioAmber Sarnia agreed to increase the size of its Board of directors from five to six members, and BioAmber and Mitsui having the right to designate three members each.  Under the Second Amended JV Agreement , all Board decisions were to be approved by the affirmative vote of a simple majority of the BioAmber Sarnia Board members, except that with respect to the following matters, which BioAmber, as the controlling shareholder of BioAmber Sarnia, had the right to make a final decision: (i) the approval and any amendment to any annual budget, including capital expenditures required to maintain the plant in operation, (ii) the hiring and firing of BioAmber Sarnia personnel and their compensation, and (iii) the execution of any raw material or utility supply agreements that are needed in the ordinary course of business.  BioAmber also agreed at the time that in the event that Mitsui’s equity stake in BioAmber Sarnia increases to above 45% in the future, BioAmber would no longer have the deciding votes described in the preceding sentence. On March 31, 2017, BioAmber Inc. provided with additional capital contributions for an aggregate amount of CAD$8 million, which decreased Mitsui’s ownership to 38.9%.

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

On August 1, 2017, the balance of the redeemable non-controlling-interest at the Consolidated Balance Sheets was reclassified to the Company’s Additional paid-in capital and to accumulated other comprehensive loss, for a total of $36,069,464.

The following table reflects the activity of the redeemable non-controlling interest:

Balance, January 1, 2016	$24,583,636
Mitsui’s additional capital contribution	17,725,999
Net loss attributable to redeemable NCI	(5,892,610)
Accumulated other comprehensive income attributable to NCI	1,098,662
Balance, December 31, 2016	37,515,687

Net loss attributable to redeemable NCI	(4,035,303)
Accumulated other comprehensive income attributable to NCI	2,589,080
Purchase of redeemable non-controlling interest by BioAmber	(36,069,464)
Balance, December 31, 2017	(0)

	Year Ended December 31,
	2017	2016
	$	$
Net loss attributable to Bioamber shareholders	(98,151,473)	(22,478,081)
Increase in Bioamber's paid-in capital for the purchase of Mitsui's common shares	38,609,755	—
Net transfers from non-controlling interest	38,609,755	—
Changes from net loss attributable to Bioamber shareholders and transfers from (to) non-controlling interest	(59,541,718)	(22,478,081)

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

NYSE and TSX Delisting

On September 8, 2017, we received written notice from the New York Stock Exchange, or NYSE, advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a consecutive thirty–trading day period ending September 6, 2017.

On February 8, 2018, the NYSE notified us that the it has suspended trading in our common stock, effective immediately, and has commenced proceedings to delist our common stock from the NYSE.      Our common stock was suspended from trading intra-day on the NYSE on February 8, 2018. The NYSE’s application to the SEC to delist our common stock is pending, subject to the completion of applicable procedures. We had a right to appeal to a Committee of the Board of Directors of the Exchange (the 'Committee') the determination to delist the Common Stock, provided that it filed a written request for such a review with the Secretary of the Exchange within ten business days of receiving notice of the delisting determination. We did not file such request within the specified time period. on March 12, 2018, our common stock was delisted from the NYSE, pursuant to the provisions of Rule 12d2-2(b) of the Exchange Act because, in the opinion of the NYSE, our common stock was no longer suitable for continued listing and trading on the NYSE.

On February 12, 2018 the Toronto Stock Exchange, or TSX, notified us that it was reviewing, on an expedited basis, our eligibility for continued listing. This review resulted from the company not being in a position to obtain the approval of the TSX in connection the Offering. A meeting with the continued listing committee of the TSX was scheduled for February 15, 2018 at which we could have made a submission. We did not make a submission.

On February 16, 2018 the TSX notified us that it determined to suspend trading in our common stock, effective February 16, 2018, and to delist our securities effective at the close of market on March 16, 2018 and, effective at the close of market on March 16, 2018, our common stock was delisted from the TSX.

On February 9, 2018, our common stock started to trade on the OTC Pink Sheets Market.

Secondary Public Offerings

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

The proceeds from this offering totaled approximately $10.4 million, after deducting underwriting discounts and offering expenses payable by us.

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

As of December 31, 2017, the fair value of those warrants classified as warrants financial liability was determined to be $683 and $11,203, for the June 2009 Warrants and the April 2011 Warrants, respectively, using the Monte Carlo method, a level 3 fair value measure, for a total fair value of $11,886, as compared to $739,546 as of December 31, 2016. The decrease in the fair value of the Warrants resulted in a financial income of $727,600 for the year ended December 31, 2017.

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

The warrants issued upon the completion of the IPO (“IPO Warrants”), were exercisable during the period beginning on August 8, 2013 and ending on May 9, 2017. Those warrants expired on May 9, 2017 and ceased trading on the New York Stock Exchange under the symbol BIOA.WS. The expiration of the IPO Warrants resulted in a financial income of $5,600,000 and $(5,680,000) for the years ended December 31, 2017 and 2016, respectively.

Special Warrant

On December 29, 2016, the Company entered into a Canadian Securities Purchase Agreement (the “Purchase Agreement”) with the purchaser’s party thereto to issue and sell a special warrant (the “Special Warrant”) to purchase an aggregate of 2,224,199 shares of common, for a gross proceed of $8,896,796, that were placed into an escrow account, recorded as restricted cash, to be released upon the exercise or deemed exercise of the Special Warrant pursuant to the terms of the Purchase Agreement. The exercise price per share for the common stock underlying the Special Warrant is $4.00. The net proceeds from the Warrants Offering were $3.80 per share of common stock underlying the Special Warrant, representing a placement agent fee of 5.0%, before expenses payable by the Company.

The term of the Special Warrant was 120 days from December 29, 2016. On April 28, 2017, the Special Warrant was automatically exercised for 2,224,199 common shares following the issuance of a receipt for the Company’s final prospectus qualifying the underlying shares by the British Columbia Securities Commission. The proceeds of the Special Warrant, recorded as restricted cash in the current assets of the consolidated balance sheet as of December 31, 2016, were released from the escrow concurrently with the deemed automatic exercise of the Special Warrant.

January 2017 Warrants

On January 27, 2017, the Company issued 2,118,422 warrants, to purchase 2,118,422 shares of our common stock at an exercise price of $5.50 per share. The termination date is 4 years after the issuance date of those warrants. Per the 2017 Warrants agreement, the Company has the possibility to extend the termination date and the warrants exercise price without the consent of the holders. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. The initial fair value of the warrants was determined to be $2.41 per warrant using the Black-Scholes option pricing model, the residual amount of the gross proceeds was allocated to the common shares. The financing costs associated with the 2017 warrants issuance were recorded as financial charge in the consolidated statements of operations, in the amount of $349,739. As of December 31, 2017, the fair value of those warrants was determined to be $0.003 per warrant. As a result, the liability was revalued at the balance sheet date resulting in a financial income of $5,089,166 for the year ended December 31, 2017.

August 2017 & Private Placements Warrants

On August 11, 2017 and August 15, 2017, the Company issued 14,666,667 warrants (August 2017 Warrants) and 273,331 warrants (Private Placements Warrants), respectively, to purchase the same number of shares of our common stock at an exercise price of $0.75 per share. The termination date is 5 years after the issuance date of those warrants. Those warrants contain full ratchet anti-dilution protection upon the issuance of any Common Stock, securities convertible into Common Stock or certain other issuances at a price below the then-existing exercise price of the Warrants, with certain exceptions. Per the August 2017 Warrants and the Private Placement Warrants agreements, the Company has the possibility to extend the termination date and the warrants exercise price without the consent of the holders. At issuance, the fair value of the warrants was classified as a financial liability as a result of their characteristics, in accordance with FASB ASC 815. The initial fair value of the warrants was determined to be $0.35 per warrant using the Monte Carlo method, a level 3 fair value measure, the residual amount of the gross proceeds was allocated to the common shares. The financing costs associated with the August 2017 and Private Placements Warrants issuance were recorded as financial charge in the consolidated statements of operations, in the amount of $605,880. As of December 31, 2017, the fair value of those warrants was determined to be $0.229 per warrant. As a result, the liability was revalued at the balance sheet date resulting in a financial income of $1,741,195 for the year ended December 31, 2017.

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

No other awards may be granted under the 2013 Plan after the date that is ten years from the date of stockholder approval.

Stock-based compensation expense was allocated as follows:

	Year Ended December 31
	2017	2016	2015
	$	$	$
General and administrative	2,991,336	2,075,548	2,539,854
Research and development	2,023,981	1,339,904	1,769,224
Sales and marketing	162,949	163,944	481,530
Total compensation expense	5,178,266	3,579,396	4,790,608

The following table summarizes activity under the Plan:

	Numbers of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,599,511	$6.73	6.71	$3,027,426
Granted	2,370,407	$2.56
Exercised	(101,500)	$1.07
Forfeited or cancelled	(601,770)	$5.52
Outstanding at December 31, 2017	7,266,648	$5.55	6.48	$900
Exercisable at December 31, 2017	5,358,519	$6.43	5.65	$-

The fair value of options granted was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2017	2016	2015
Risk-free interest rate	1.85%	1.60%	1.77%
Expected life (in years)	5.16	6.25	6.25
Volatility	70.96%	79.00%	82.93%
Expected dividend yield	0%	0%	0%

The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was approximately $1.46, $2.73 and $5.86, respectively.

As of December 31, 2017, the total of unrecognized share-based compensation expense related to unvested options, is approximately $2,471,509, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 3.75 years

Warrants

During the year ended December 31, 2017, 44,345 warrants were exercised at an exercise price of $1.07, and 176,376 warrants expired.

During the year ended December 31, 2016, 62,230 warrants were exercised at an exercise price of $1.07 per share, and 4,655 warrants expired .

As at December 31, 2017, the Company had the following warrants outstanding to acquire common shares:

Number	Exercise price	Expiration date
44,240	$1.07	September 2018
159,390	$1.43	February 2019
291,110	$4.12	June 2019
151,220	$6.61	April 2021
2,118,422	$5.50	January 2021
14,939,998	$0.75	August 2022
17,704,380

14. Income taxes

The loss from continuing operations before income taxes was as follows:

	Year Ended December 31
	2017	2016	2015
	$	$	$
United States	(9,725,535)	(13,453,184)	(24,056,882)
Canada and other	(92,379,506)	(14,769,776)	(17,117,545)
Loss from continuing operations before income taxes	(102,105,041)	(28,222,960)	(41,174,427)

The income tax expense was as follows:

	Year Ended December 31
	2017	2016	2015
	$	$	$
Canada	81,735	25,646	(3,786)
Income tax expense (recovery)	81,735	25,646	(3,786)

Differences between the statutory income tax rates and the effective income tax rates applied to the loss before income taxes consisted of the following:

	Year Ended December 31
	2017	2016	2015
	$	$	$
Loss before income taxes	102,105,041	28,222,960	41,174,427
U.S. statutory tax rates	35%	35%	35%
Expected income tax recovery	(35,736,764)	(9,878,036)	(14,411,049)
Foreign tax rate differential	8,260,310	1,275,190	1,117,683
Stock based compensation and other permanent differences	(4,109,897)	8,923,484	—
Net increase (decrease) in valuation allowance	7,723,006	(294,992)	13,289,580
Revaluation of the prior year deferred tax asset (1)	23,925,278	—	—
Other	19,802	—	—
Provision (recovery) for income taxes	81,735	25,646	(3,786)

(1) On December 22, 2017, the United States (US) enacted the “Tax Cuts and Jobs Act” which has been commonly referred to as US tax reform. A significant change under this reform is the reduction of the US Federal tax rate from 35.0% to 21.0%, effective January 1, 2018. The revaluation of the prior year deferred tax asset is due to this reduction in tax rate. The valuation allowance was also reduced by a corresponding amount which is included in the net increase in valuation allowance presented in the table.

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,	December 31,
	2017	2016
	$	$
Deferred tax assets
Net operating loss carryforwards	44,206,717	52,281,595
Interest accretion	(2,124,150)	—
Stock options	2,229,842	3,156,799
Depreciable and amortizable assets	24,129,276	5,838,705
Foreign currency differences	678,697	1,365,811
Other	(2,149,168)	48,614
Total gross deferred income tax assets	66,971,214	62,691,523
Less: valuation allowance	(66,971,214)	(62,691,523)
Total deferred income tax assets	—	—

As at December 31, 2017, and 2016, the valuation allowance was primarily due to a history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may also be an inability to utilize a significant amount of accumulated net operating losses and federal and state tax credit carryforwards to the extent an ownership change occurs for tax purposes.

The decrease in the valuation allowance for the year-ended December 31, 2017 was primarily due to the revaluation of net deferred tax assets of the Company as a result of the 2017 US Tax Cuts & Jobs Act.

As of December 31, 2017, the Company had approximately $47.5 million and $150.5 million in net operating loss carryforwards relating to its Canadian and U.S. entities, respectively. The loss carryforwards expire at various dates through 2037. The deferred tax benefit of these loss carryforwards is ultimately subject to final determination by taxation authorities. The Company’s net operating losses in the U.S. may be subject to restrictions under IRC Sec. 382.  The Company will conduct a Sec. 382 limitation study when there is a practical need.

For the periods ended December 31, 2017, 2016 and 2015, the Company has not recorded tax benefits from the exercise of stock options.

BioAmber Inc. and its subsidiaries file income tax returns and pay income taxes in jurisdictions where it believes it is subject to tax. In jurisdictions in which BioAmber Inc. and its subsidiaries do not believe they are subject to tax and therefore do not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of BioAmber Inc. or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. The Company’s major tax jurisdictions are Canada and the U.S. with few exceptions, BioAmber Inc. and its subsidiaries are subject to Canadian and U.S. income tax examinations in respect of all taxation years of the Company since inception. Its Luxembourg subsidiary was liquidated in November 2016.

The following is a roll forward of the total amounts of unrecognized tax benefits:

	December 31,
	2017	2016	2015
	$	$	$
Unrecognized tax benefits—beginning of period	3,490,663	3,490,663	4,039,663
Gross decreases—tax positions in prior periods	(1,396,265)	—	(549,000)
Unrecognized tax benefits—end of period	2,094,398	3,490,663	3,490,663

As of December 31, 2017 and 2016, the balance of unrecognized tax benefits included no tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits as of December 31, 2017 and 2016, also included respectively

$2,094,398 and $3,490,663 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily prepaid tax expense and deferred taxes.

  The Company’s unrecognized tax benefits exceed uncertain tax positions relating to transfer pricing exposures from allocation of income between jurisdictions. The Company believes that it is reasonably possible that no increase in unrecognized tax benefits related to transfer pricing exposure liabilities may be necessary within the coming year.

15. Financial instruments

Currency risk

The Company is exposed to foreign currency risk as result of foreign-denominated transactions and balances. The Company does not hold any financial instruments that mitigate this risk.

Credit risk

The Company’s exposure to credit risk as of December 31, 2017, is equal to the carrying amount of its financial assets. As of December 31, 2017 the amounts due from three customer represented approximately 74% of the total accounts receivable. As of December 31, 2016, the amounts due from one customers represented approximately 75% of the total accounts receivable.

Interest Rate Risk

The Company’s unrestricted cash totaling $4.6 million at December 31, 2017. These amounts were deposited in current and interest-bearing accounts and were held for working capital purposes. The Company’s long-term loan with EDC bears interest at floating interest rate per annum based on the Canadian prime rate plus an interest spread of 5%. If the Canadian prime rate was to increase, the interest rates for the remaining term of the loan would increase.

16. Fair value of financial assets and liabilities

For cash, accounts receivable and accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as at December 31, 2017 and December 31, 2016. The fair value of long-term debt received from government organizations was determined using Level 3 information as the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all relevant observable market inputs. The interest free loans were discounted using an interest rate between 12% and 15%, a level 3 fair value measurement, representing the interest rate a loan with similar terms and conditions would carry.

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

17. Related party transactions

Transactions with related parties not disclosed elsewhere were as follows:

	December 31,
	2017	2016	2015
	$	$	$
Product sales to a shareholder	575,304	333,313	21,546
Services received by a shareholder	156,402	222,855	—

The related party transactions noted above were undertaken in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

18. Subsequent events

Lenders Agreements

On January 25, 2018, BioAmber Sarnia entered into a Waiver and Fourth Amending Agreement to the Loan Agreement with Comerica Bank and the lenders party thereto (the “Fourth Amending Agreement”), which, among other things, provided for certain additional waivers and modifications to the Loan Agreement. Pursuant to the Fourth Amending Agreement, all then-existing violations under the Loan Agreement were waived by the senior lenders thereunder. In addition, our minimum cash requirements and all revenue covenants were removed. Under this agreement we undertook to perform certain actions and agreed to present to the lenders a letter of intent or other legally binding commitment or agreement for a recapitalization transaction by March 15, 2018.

On February 5, 2018, BioAmber Sarnia entered into a Waiver to the Loan Agreement with Comerica Bank and the lenders party thereto (the “Waiver”), which, among other things, provided for certain additional waivers to the Loan Agreement. Pursuant to the Waiver, the lenders agreed to waive our commitment to present a letter of intent or other legally binding commitment or agreement for a recapitalization transaction by March 15, 2018. The effectiveness of this Waiver is conditioned on the prior written consent of Mitsui and we can provide no assurance that such consent will be obtained on a timely manner or at all. The Company also agreed that by March 15, 2018, the Company will have raised cash in an amount sufficient to enable it to maintain its ordinary course operations until June 30, 2018. The Company further agreed that as a condition to the Waiver, by June 30, 2018, the Company will have closed a transaction, which includes an equity financing, refinancing or other investment or addition of capital, a joint venture, partnership, merger or other business combination, an asset sale, or, any combination thereof, that is acceptable to the lenders.

NYSE and TSX Delisting

On September 8, 2017, we received written notice from the New York Stock Exchange, or NYSE, advising us that we no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a consecutive thirty–trading day period ending September 6, 2017.

On February 8, 2018, the NYSE notified us that the it has suspended trading in our common stock, effective immediately, and has commenced proceedings to delist our common stock from the NYSE. The NYSE took this action when the trading price of our common stock decreased to below $0.16 per share on February 8, 2018. The NYSE, in interpreting the continued listing standards under Section 802.01D of the NYSE’s Listed Company Manual, has determined that a trading price of below $0.16 per share is “abnormally low” and, therefore, is cause for suspension of trading and delisting from the NYSE. Our common stock was suspended from trading intra-day on the NYSE on February 8, 2018. The NYSE’s application to the SEC to delist our common stock is pending, subject to the completion of applicable procedures. We had a right to appeal to a Committee of the Board of Directors of the Exchange (the 'Committee') the determination to delist the Common Stock, provided that it filed a written request for such a review with the Secretary of the Exchange within ten business days of receiving notice of the delisting determination. We did not file such request within the specified time period. on March 12, 2018, our common stock was delisted from the NYSE, pursuant to the provisions of Rule 12d2-2(b) of the Exchange Act because, in the opinion of the NYSE, our common stock was no longer suitable for continued listing and trading on the NYSE.

On February 12, 2018 the Toronto Stock Exchange, or TSX, notified us that it was reviewing, on an expedited basis, our eligibility for continued listing. This review resulted from the company not being in a position to obtain the approval of the TSX in connection the Offering. A meeting with the continued listing committee of the TSX was scheduled for February 15, 2018 at which we could have made a submission. We did not make a submission.

On February 16, 2018 the TSX notified us that it determined to suspend trading in our common stock, effective February 16, 2018, and to delist our securities effective at the close of market on March 16, 2018 and, effective at the close of market on March 16, 2018, our common stock was delisted from the TSX.

On February 9, 2018, our common stock started to trade on the OTC Pink Sheets Market.

Equity Raise

On February 13, 2018 the Company completed the closing of a registered direct offering of  the 15,969,166 Series A Units, with each Series A Unit consisting of one share of our common stock, par value $0.01 per share, one Series A common stock purchase warrant, or Series A common warrant, to purchase one share of our common stock, and one Series B common stock purchase warrant, or Series B common warrant, to purchase one share of our common stock and one Series C common stock purchase warrant, or Series C common warrant (and the shares of common stock issuable from time to time upon exercise of these common warrants). Each Series A Unit will be sold at a price of $0.15 per unit. The shares of common stock and the Series A common warrants, the Series B common warrants and Series C common warrants part of a Series A Unit are immediately separable and will be issued separately.

For Investors who purchased Series A Units and would result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock following the consummation of this offering, the opportunity to purchase, in lieu of Series A Units that would otherwise result in ownership in excess of 4.99% of our outstanding common stock, 30,935,833 Series B Units. Each Series B Unit will consist of one pre-funded common stock purchase warrant, or pre-funded warrant, to purchase one share of our common stock, one Series A common warrant, one Series B common warrant and one Series C common stock purchase warrant, or Series C common warrant (we refer to the Series A common warrants, Series B common warrants and Series C common warrants collectively as the common warrants) (and the shares of common stock issuable from time to time upon exercise of these pre-funded warrants or the common warrants, or together, the warrants). The Series A Units and the Series B Units are referred to herein as the Units. Each Series B Unit will be sold at a price of $0.149 per unit. The pre-funded warrants, the Series A common warrants, the Series B common warrants and Series C common warrants part of a Series B Unit are immediately separable and will be issued separately (including any shares of common stock issuable from time to time upon any exercise of such warrants).

Each Series A common warrant to purchase shares of common stock had an initial exercise price of $0.15 per share, subject to adjustment as set forth therein, and will be exercisable during the period commencing on the date of original issuance and ending on August 13, 2018, the expiration date of the Series A common warrants. Each Series B common warrant to purchase shares of common stock had an initial exercise price of $0.15 per share, subject to adjustment as set forth therein, and will be exercisable during the period commencing on the date of original issuance and ending on February 13, 2023, the expiration date of the Series B common warrants. Each pre-funded warrant to purchase shares of common stock will have an exercise price of $0.15 per share, subject to adjustment as set forth therein, will be immediately exercisable and will be exercisable until the pre-funded warrant is exercised in full. The exercise price of each pre-funded warrant of $0.15 per share, subject to adjustment as set forth therein, will be pre-paid, except for a nominal exercise price of $0.001 per share of common stock, upon issuance of the pre-funded warrants and, consequently, no additional payment or other consideration (other than the nominal exercise price of $0.001 per share) will be required to be delivered to us by the holder upon exercise. Each Series C common warrant will be immediately exercisable and will be exercisable until the Series C common warrant is exercised in full. Each Series C common warrant will have a nominal exercise price of $0.00001 per share, subject to adjustment as set forth therein, and consequently, no additional payment or other consideration (other than the nominal exercise price of $0.00001 per share) will be required to be delivered to us by the holder upon exercise. The number of shares underlying the Series C common warrants is initially zero, but may be increased at the end of the 5th trading day following the initial issuance date of the warrant (or such earlier trading day on which 90% of our daily volume weighted average price of our common stock on the trading market on such date is equal to or less than $0.05), to an amount equal to the difference between (1) subscription amount of each purchaser of the Series B units divided by the lesser of (a) the original per-unit purchase price of the Series A or Series B units and (b) the greater of (i) 90% of the lowest daily volume weighted average price of our common stock on the trading market during the five trading days including and immediately prior to such date and (ii) $0.05, and (2) the sum of the number of shares of common stock and pre-funded warrants, if any, issued to the purchaser at the closing of this offering.

The final pricing of this registered offering was $0.05346 and upon full exercise of the pre-funded and Class C Warrants 131,607,744 common shares will be issued together with 131,607,744 Class A Warrants and 131,607,774 Class B Warrants.

This registered offering also triggered an adjustment to the exercise price of the outstanding August 2017 Warrants, April 2011 Warrants and June 2009 Warrants. The net proceeds from this offering was approximately $6.2 million, after deducting underwriting discounts and offering expenses.

SUPPLEMENTARY INFORMATION

a. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$2,123,468	$4,122,282	$3,300,983	$5,396,227	$14,942,960
Total operating expenses	$8,639,219	$6,191,903	$5,397,695	$82,403,991	$102,632,808
Operating loss	$(10,627,151)	$(7,801,042)	$(8,076,748)	$(83,508,363)	$(110,013,304)
Net loss	$(1,377,809)	$(8,906,620)	$(7,833,013)	$(84,069,334)	$(102,186,776)
Net income (loss) attributable to BioAmber Inc. shareholders	$105,833	$(7,138,459)	$(7,049,514)	$(84,069,334)	$(98,151,473)
Net income (loss) per share applicable to BioAmber Inc. shareholders —basic	$0.003	$(0.20)	$(0.16)	$(1.61)	$(2.34)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$1,458,485	$2,521,097	$3,661,454	$631,461	$8,272,497
Total operating expenses	$6,903,507	$6,354,811	$5,199,373	$5,777,839	$24,235,530
Operating loss	$(8,507,412)	$(7,314,705)	$(6,572,499)	$(7,235,354)	$(29,629,970)
Net loss (income)	$(12,535,740)	$2,933,102	$(6,719,452)	$(12,048,601)	$(28,370,691)
Net loss (income) attributable to BioAmber Inc. shareholders	$(10,945,687)	$4,810,667	$(6,158,414)	$(10,184,647)	$(22,478,081)
Net loss (income) per share applicable to BioAmber Inc. shareholders —basic	$(0.39)	$0.17	$(0.21)	$(0.39)	$(0.78)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective as of December 31, 2017, because of the material weakness as described below.  Notwithstanding this material weakness, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with GAAP.

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

In connection with the preparation of our year ended December 31, 2016 consolidated financial statements, we identified a material weakness in internal control over financial reporting, that if not corrected, could result in a material misstatement in our financial statements. The material weakness is related to accounting for non-routine or complex transactions, which resulted in an error in the accounting treatment in a complex revenue recognition transaction and in an inadequate financial statements disclosure. In 2017, the same material weakness was identified relating to our initial evaluation of the recoverability of our long-lived assets and resulted in an error in the identification of an impairment. Our review process for the accounting treatment for non-routine or complex transactions allowed these errors to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting, but did not result in a material misstatement in our audited consolidated financial statements for the year ended December 31, 2016 and December 31, 2017. We continue our actions to remediate this material weakness including the retention of an accounting firm to provide technical consulting services with respect to complex accounting issues. However, we cannot assure our shareholders that these measures will be sufficient to remediate the material weakness that has been identified or prevent future material weaknesses or significant deficiencies from occurring.

Despite the existence of this material weakness, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States of America, and do not contain any untrue statement of a material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it was made.  The consolidated financial statements together with the other financial information included in the consolidated filings fairly present, in all material respects, the financial condition, financial performance and cash flows of the Company for the year ended December 31, 2017.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, we identified a material weakness in internal control over financial reporting described in greater detail above in “—Evaluation of Disclosure Controls and Procedure”.  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017.  The Company has implemented specific actions described above to begin remediating the material weakness.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as emerging growth companies are exempt from this requirement. We will cease to be an “emerging growth company” at the end of our 2018 fiscal year and are currently an “accelerated filer” under the Exchange Act; therefore, we will be subject to independent auditor attestation for our 2018 fiscal year.

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

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

Item 16. Form 10-K Summary

Not applicable.

Schedule I—Condensed Parent Company Financial Statements

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for BioAmber Inc., which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2017, BioAmber Inc’s restricted net assets of consolidated subsidiaries  exceeded 25% of its total consolidated net assets.

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

Condensed Statements of Operations (Parent Company Only)

	Year Ended December 31
	2017	2016	2015
	$	$	$
Revenues
Intercompany revenue	763,087	1,117,105	2,160,695
Product sales	187,109	856,419	2,008,521
Total revenues	950,196	1,973,524	4,169,216
Cost of goods sold excluding depreciation and amortization	1,594,610	499,702	1,860,169
Operating expenses
General and administrative	11,783,750	8,950,804	11,251,327
Research and development, net	4,647,829	5,948,377	10,554,326
Sales and marketing	931,173	1,670,155	2,706,629
Depreciation of property and equipment and amortization intangible assets	206,279	266,885	178,860
Impairment loss and write-off of property and equipment and intangible assets	1,890,399	—	—
Foreign exchange loss (gain)	264,249	(247,633)	627,454
Operating expenses	19,723,678	16,588,588	25,318,596
Operating loss	20,368,092	15,114,766	23,009,549
Amortization of deferred financing costs and debt discounts	45,753	667,893	268,103
Financial (income) charges, net	(11,048,247)	(2,271,276)	1,027,225
Grant income	(261,453)	—	—
Loss on debt extinguishment, net	—	—	374,386
Interest revenue from related parties	—	(38,801)	—
Equity participation in losses of equity method investment	88,425,938	8,979,625	12,883,547
Other (income) charge, net	(3,975)	25,874	(336,932)
Loss before income taxes	97,526,108	22,478,081	37,225,878
Net loss	97,526,108	22,478,081	37,225,878

Foreign currency translation adjustment	—	(36,798)	(199,529)
Total comprehensive loss	97,526,108	22,441,283	37,026,349

Condensed Balance Sheets (Parent Company Only)

	As of	As of
	December 31,	December 31,
	2017	2016
	$	$
Assets
Current assets
Cash	2,149,941	12,761,912
Accounts receivable from related parties	11,539,467	2,339,476
Accounts receivable	846,377	421,767
Inventories	—	89,895
Prepaid expenses	340,790	183,970
Valued added tax, income taxes and other receivables	219,366	278,727
Restricted cash	—	8,896,796
Total current assets	15,095,942	24,972,543
Property and equipment, net	3,370,944	3,424,790
Investment in equity method investments	21,540,180	66,485,467
Intangible assets, net	3,624,119	5,676,716
Deferred financing costs	23,634	523,633
Total assets	43,654,819	101,083,149

Liabilities
Current liabilities
Accounts payable and accrued liabilities	2,768,792	3,210,914
Accounts payable to related parties	87,454	91,188
Warrants financial liability	—	14,496,796
Short-term portion of long-term debt	—	18,036,473
Total current liabilities	2,856,246	35,835,371
Warrants financial liability	3,439,544	739,546
Excess of equity participation in losses of investments	—	1,127,555
Total liabilities	6,295,790	37,702,472
Share capital
Common stock:	521,148	306,126
Additional paid-in capital	352,335,815	280,823,632
Warrants	474,497	697,242
Accumulated deficit	(318,294,086)	(220,767,978)
Accumulated other comprehensive loss	2,321,655	2,321,655
Total shareholders’ equity	37,359,029	63,380,677
Total liabilities and equity	43,654,819	101,083,149

Condensed Statements of Cash Flows (Parent Only)

	Year Ended December 31
	2017	2016	2015
	$	$	$
Cash flows from operating activities
Net loss	(97,526,108)	(22,478,081)	(37,225,878)
Adjustments to reconcile net loss to cash:
Stock-based compensation	5,178,266	3,579,396	4,790,608
Depreciation of property and equipment and amortization of intangible assets	206,279	266,885	178,860
Impairment loss and write-off of property and equipment and of intangible assets	1,890,399	—	—
Amortization of deferred financing costs and debt discounts	45,753	667,893	268,103
Write-off of Deferred financing fees	500,000	—	—
Equity participation in losses of equity method investments	88,425,938	8,979,625	12,883,547
Other long-term liabilities	—	7,500	45,000
Financial (income) charges, net	(13,158,021)	(6,014,385)	(1,747,177)
Loss on debt extinguishment	528,206	—	—
Changes in operating assets and liabilities
Change in accounts receivable from related parties	(9,203,724)	—	—
Change in account receivable	(424,610)	(285,974)	186,790
Change in inventories	89,895	443,836	1,268,096
Change in prepaid expenses and deposits	(156,817)	131,594	350,929
Change in research and development tax credits receivable, value added tax, income taxes and other receivables	59,359	1,259	270,190
Change in accounts payable from related parties	—	—	(1,569,320)
Change in accounts payable and accrued liabilities	(6,332,457)	(1,221,589)	960,544
Net cash used in operating activities	(29,877,642)	(15,922,041)	(19,339,708)
Cash flows from investing activities
Acquisition of property and equipment and intangible asset	9,764	106,568	(6,385,848)
Change in accounts receivable from subsidiaries	—	—	(22,225,820)
Capital investment in equity method investments	—	—	(412,433)
Net cash provided (used) in investing activities	9,764	106,568	(29,024,101)

Cash flows from financing activities
Deferred financing costs	—	(1,497,533)	(392,159)
Issuance of long-term debt	—	19,235,000	—
Repayment of long-term debt	—	(10,000,000)	(15,000,000)
Debt repayments	(18,722,500)	—	—
Net proceeds from issuance of common shares	37,978,408	18,479,621	33,280,167
Net cash provided by financing activities	19,255,908	26,217,088	17,888,008
(Decrease) increase in cash	(10,611,971)	10,401,615	(30,475,802)
Cash, beginning of period	12,761,912	2,360,297	32,836,099
Cash, end of period	2,149,941	12,761,912	2,360,297

Supplemental cash flow information:
Non-cash transactions:
Interest paid	1,300,867	2,282,361	2,413,828

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation	S-1	333-177917	4/11/2013	3.1

3.2	Amended and Restated By-Laws	S-1	333-177917	4/11/2013	3.2

4.1	Form of Common Stock certificate of the Registrant	S-1	333-177917	4/11/2013	4.1

4.2	Amended and Restated Shareholders’ Agreement by and among the stockholders listed therein and the Registrant, dated as of April 15, 2011.	S-1	333-177917	3/15/2012	4.2

4.3	First Amendment to the Amended and Restated Shareholders’ Agreement, dated as of November 4, 2011.	S-1	333-177917	3/15/2012	4.3

4.4	Second Amendment to the Amended and Restated Shareholders’ Agreement, dated as of February 6, 2012.	S-1	333-177917	3/15/2012	4.4

4.5	Third Amendment to the Amended and Restated Shareholders’ Agreement, dated as of May 2, 2013.	S-1	333-177917	5/2/2013	4.5

4.6	Form of Common Stock Purchase Warrant.	S-1	333-177917	5/9/2013	4.6

4.7	Form of Unit Certificate.	S-1	333-177917	5/9/2013	4.7

4.8†	2008 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	S-8	333-190622	8/14/2013	4.2

4.9†	Amended and Restated 2013 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	8-K	001-35905	5/19/2015	10.1

4.10	Warrant Agency Agreement dated as of December 29, 2016 by and between BioAmber Inc. and Computershare Inc.	8-K	001-35905	12/29/2016	4.2

4.11	Form of Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	12/29/2016	4.1

4.12	Form of Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	12/29/2016	4.1

4.13	Form of Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	1/27/2017	4.1

4.14	Form of Series A Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	2/13/2018	4.1

4.15	Form of Series B Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	2/13/2018	4.2

4.16	Form of Series C Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	2/13/2018	4.3

4.17	Form of Pre-Funded Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	2/13/2018	4.4

10.1†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1	333-177917	4/11/2013	10.1

10.2†	BioAmber Inc. (f/k/a DNP Green Technology, Inc.) Stock Incentive Plan, as amended, and Form of Option Certificate and Award Agreement.	S-1	333-177917	3/15/2013	10.2

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.3†	Employment Agreement between BioAmber Canada Inc. (f/k/a DNPGT Canada Inc.) and Jean-François Huc, dated July 1, 2009.	S-1	333-177917	12/22/2011	10.3

10.4†	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-41).	S-1	333-177917	12/22/2011	10.4

10.5	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-42).	S-1	333-177917	12/22/2011	10.5

10.6	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-16).	S-1	333-177917	12/22/2011	10.6
10.7	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-17).	S-1	333-177917	12/22/2011	10.7

10.8	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Roger Laurent Bernier (Certificate No. LW-38).	S-1	333-177917	12/22/2011	10.8

10.9	Subscription Agreement between the Registrant and Jean-François Huc dated February 6, 2009.	S-1	333-177917	12/22/2011	10.9

10.10	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Jean- François Huc.	S-1	333-177917	12/22/2011	10.10

10.11	Subscription Agreement between the Registrant and Dilum Dunuwila dated February 6, 2009.	S-1	333-177917	12/22/2011	10.11

10.12	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Dilum Dunuwila.	S-1	333-177917	12/22/2011	10.12

10.13	Subscription Agreement between the Registrant and Kurt Briner dated February 6, 2009.	S-1	333-177917	12/22/2011	10.13

10.14	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Kurt Briner.	S-1	333-177917	12/22/2011	10.14

10.15	Subscription Agreement between the Registrant and Michael Hartmann dated February 6, 2009.	S-1	333-177917	12/22/2011	10.15

10.16	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.16

10.17	Subscription Agreement between the Registrant and Roger Laurent Bernier dated February 6, 2009.	S-1	333-177917	12/22/2011	10.17

10.18	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.18

10.19	Secured Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated June 22, 2009.	S-1	333-177917	3/15/2012	10.19

10.20	Common Stock Purchase Warrant to purchase shares of common stock dated June 22, 2009 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.20

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.21	Stock Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated September 30, 2009.	S-1	333-177917	3/15/2012	10.21

10.22	Stock Purchase Agreement between the Registrant and MCVP Technology Fund I, LLC dated September 30, 2009.	S-1	333-177917	3/15/2012	10.22

10.23	Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated November 23, 2010.	S-1	333-177917	3/15/2012	10.23

10.24	Stock Purchase Agreement between the Registrant and the parties set forth therein dated April 15, 2011.	S-1	333-177917	3/15/2012	10.24

10.25	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.25
10.26	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to MCVP Technology Fund I, LLC.	S-1	333-177917	12/22/2011	10.26

10.27	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Jean-François Huc.	S-1	333-177917	12/22/2011	10.27

10.28	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.28

10.29	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.29

10.30	Stock Purchase Agreement between the Registrant and the parties set forth therein dated November 4, 2011.	S-1	333-177917	3/15/2012	10.30

10.31!	Commercial License Agreement by and between Bioamber S.A.S. and Cargill Inc., dated April 15, 2010, and Amendments to Commercial License Agreement and Development Agreement, dated October 15, 2011.	S-1	333-177917	4/10/2013	10.33

10.33!	Joint Venture Agreement by and among the Registrant, BioAmber International S.à.r.l., Mitsui & Co., Ltd. and Bluewater Biochemicals Inc., dated November 2, 2011.	S-1	333-177917	4/1/2013	10.38

10.36	Stock Purchase Agreement by and between the Registrant and Lanxess Corporation, dated February 6, 2012.	S-1	333-177917	3/15/2012	10.43

10.37!	Supply Agreement between Bioamber S.A.S. and Mitsubishi Chemical Corporation, effective July 1, 2011.	S-1	333-177917	4/10/2013	10.44

10.38	Lease Agreement between the Registrant and St. Paul Fire and Marine Insurance Company, dated December 20, 2011.	S-1	333-177917	3/15/2012	10.46

10.39!	Prosperity Initiative Regional Diversification Contribution Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of Canada, effective September 16, 2011.	S-1	333-177917	4/1/2013	10.48

10.40	Loan Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of the Province of Ontario, effective September 30, 2011.	S-1	333-177917	3/15/2012	10.49

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.41!	Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, effective February 15, 2012.	S-1	333-177917	4/10/2013	10.50

10.42	Amending Agreement #1 to Prosperity Initiative Regional Diversification Contribution Agreement, between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of Canada, dated as of March 26, 2012.	S-1	333-177917	3/15/2013	10.51

10.43†	Employment Agreement between the Registrant and Kenneth W. Wall, dated October 24, 2011.	S-1	333-177917	3/15/2013	10.54

10.44†	Summary of compensation arrangement with Kurt Briner.	S-1	333-177917	5/2/2013	10.55

10.45†	Summary of compensation arrangement with Heinz Haller.	S-1	333-177917	5/2/2013	10.56

10.46†	Summary of compensation arrangement with Raymond Land.	S-1	333-177917	5/2/2013	10.57

10.47!	Technology License Agreement by and among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, dated February 15, 2012.	S-1	333-177917	4/10/2013	10.58

10.48	Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of August , 2012.	DRS	377-00032	2/15/2013	10.60

10.49	Second Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of November 5, 2012.	DRS	377-00032	2/15/2013	10.61

10.50!	Agreement of Purchase and Sale, by and between LANXESS Inc. and BioAmber Sarnia Inc., dated as of May 25, 2012.	S-1	333-177917	4/1/2013	10.62

10.51	Memorandum of Agreement of Lease, by and between BioAmber Canada Inc. and Société en Commandite Douze-Cinquante/Twelve-Fifty, Company Limited, dated as of September 24, 2012.	DRS	377-00032	2/15/2013	10.63

10.52	Consent and Amendments to Loan Agreement, by and between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of The Province of Ontario, dated as of September 27, 2012.	DRS	377-00032	2/15/2013	10.65

10.53	Loan Agreement, dated as of June 30, 2014, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto.	10-Q	001-35905	8/12/2014	10.1

10.54	Loan and Security Agreement, dated as of December 17, 2014, among Tennenbaum Capital Partners, Sinoven Biopolymers Inc., BioAmber Canada Inc. and BioAmber International S.a.r.l.	10-K	001-35905	3/16/2015	10.67

10.55	Second Amendment to Loan and Security Agreement, dated as of July 29, 2015, between the Company, Special Value Continuation Partners, LP and Obsidian Agency Services, Inc.	8-K	001-35905	8/4/2015	10.1

10.56	Third Amendment to Loan and Security Agreement, dated as of December 16, 2015, between the Company, Special Value Continuation Partners, LP and Obsidian Agency Services, Inc.	8-K	001-35905	12/17/2015	10.1

10.57	Employment Agreement, dated September 28, 2015, between the Company and Mario Saucier	8-K	001-35905	11/17/2015	10.1

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.
10.58	Consulting Agreement, dated September 28, 2015, between the Company and Mario Saucier.	8-K	001-35905	11/17/2015	10.2

10.61!!	Settlement & Technology Access Agreement between BioAmber Inc. and Reverdia V.O.F., dated December 15, 2015	10-K	001-35905	3/16/2015	10.61

10.62!	Second Amended and Restated Joint Venture Agreement dated as of February 15, 2016 among the Registrant, Mitsui & Co., Ltd. and the other parties thereto	10-Q	001-35905	5/6/2016	10.1

10.63	Letter of Offer of financing with BioAmber Sarnia Inc. and BDC Capital Inc. dated as of April 19, 2016	10-Q	001-35905	8/9/2016	10.1

10.64	Letter Agreement Offer of financing with BioAmber Inc. and Bridging Finance Inc. dated as of September 9, 2016	10-Q	001-35905	11/7/2016	10.1

10.65*!!	Non-Assertion Agreement, dated as of December 21, 2016, by and between BioAmber Inc. and Mitsubishi Chemical Corporation

10.66	Mutual Separation and Consulting Agreement between the Company and Jean-Francois Huc, dated as of February 17, 2017	8-K	001-35905	2/21/2017	10.1

10.67	Mutual Separation Agreement by and between the Company and Mario Saucier, dated as of March 31, 2017	8-K	001-35905	3/31/2017	10.1

10.68	Amending Agreement #5 thereto dated March 16, 2017 of the Prosperity Initiative Regional Diversification Contribution Agreement effective as of September 16, 2011 between Bluewater Biochemicals, a predecessor entity of BioAmber Sarnia, and Her Majesty the Queen in Right of Canada	10-Q	001-35905	5/10/2017	10.1

10.69	Employment Agreement by and among BioAmber Canada Inc. and Mario Settino dated May 15, 2017	8-K	001-35905	5/15/2017	10.1

10.70	Share Purchase Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.	8-K	001-35905	8/3/2017	10.1

10.71	Share Purchase Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.	8-K	001-35905	8/3/2017	10.2

10.72	Security Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.	8-K	001-35905	8/3/2017	10.3

10.73	Employment Agreement by and among BioAmber Inc. and Richard P. Eno dated September 113, 2017	10-Q	001-35905	11/8/2017	10.1

10.74	Waiver and Third Amending Agreement to Loan Agreement, dated as of September 26, 2017, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto	8-K	001-35905	1/26/2018	10.1

10.75	Waiver and Fourth Amending Agreement to Loan Agreement, dated as of January 25, 2018, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto	8-K	001-35905	1/26/2018	10.2

10.76	Waiver to Loan Agreement, dated February 5, 2018, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto	8-K	001-35905	2/5/2018	10.1

Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

21.1	Subsidiaries of the Registrant	10-K	001-35905	3/16/2015	21.1

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2018.

BIOAMBER INC.

By:	/s/ Richard P. Eno
Richard P. Eno
Chief Executive Officer (Principal Executive Officer)

/s/ Mario Settino
Mario Settino
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Richard P. Eno and Mario Settino, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard P. Eno Richard P. Eno	Chief Executive Officer (Principal Executive Officer)	March 29, 2018

/s/ Mario Settino Mario Settino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2018

/s/ Raymond Land Raymond Land	Chairman of the Board of Directors	March 29, 2018

/s/ Kurt Briner Kurt Briner	Director	March 29, 2018

/s/ Heinz Haller Heinz Haller	Director	March 29, 2018

/s/ Ellen Richstone Ellen Richstone	Director	March 29, 2018

/s/ Kenneth W. Wall Kenneth W. Wall	Director	March 29, 2018

/s/ Robert Frost Robert Frost	Director	March 29, 2018