Form 10-K/A
period 2017-12-31
BioAmber Inc.
filed 2018-04-30
CIK 1534287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from BioAmber Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed on March 30, 2018. Except as otherwise expressly set forth in this amendment, no portion of the Annual Report on Form 10-K filed on March 30, 2018 is being amended or updated by this amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Number of Directors; Board Structure

Our Board is divided into three staggered classes of directors as nearly equal in number as possible. One class is elected each year at the annual meeting of stockholders for a term of three years. The term of the Class II directors will expire at the 2018 annual meeting, the term of the Class III directors will expire at the 2019 annual meeting and the term of the Class I directors will expire at the 2020 annual meeting.

The biographies of each of the directors below contain information regarding each such person’s service as a director, business experience, director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused the nominating and corporate governance committee to determine that the person should serve as a director of the company. In addition to the information presented below regarding each such person’s specific experience, qualifications, attributes and skills that led the Board and its nominating and corporate governance committee to the conclusion that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. Each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our Board. Finally, we value our directors’ experience in relevant areas of business management and on other boards of directors and board committees.

There are no arrangements or understandings between any of our directors and any other persons pursuant to which such director was selected as a director.

On March 12, 2018, our common stock was delisted from the New York Stock Exchange (the “NYSE”), pursuant to the provisions of Rule 12d2-2(b) of the Exchange Act because, in the opinion of the NYSE, our common stock was no longer suitable for continued listing and trading on the NYSE. However, the Company and its Board continues to comply with the corporate governance and other NYSE rules applicable to listed companies. Our corporate governance guidelines also dictate that a majority of the Board be comprised of independent directors whom the Board has determined have no material relationship with the company and who are otherwise “independent” directors under the published listing requirements of the NYSE.

Directors Continuing in Office Until the 2018 Annual Meeting

Robert Frost, 50, has served on our board of directors since May 2017. Since 2009, Mr. Frost has been an independent advisor to many businesses, including Naxos Capital Partners, an investor in BioAmber Inc., and has acted in this capacity on the boards of listed and private companies in Europe and private companies in the US. Prior to this, Mr. Frost was a Managing Director with Allianz Capital Partners, responsible for activities in their private equity, mezzanine and infrastructure portfolios. During this time he served on the boards of multiple companies and was responsible for more than $2bn of equity capital invested on behalf of the Allianz group. Previously Mr. Frost also held senior positions in the Nikko and Nomura Principal Finance Groups in London. Mr. Frost holds an M.B.A. from the London Business School.

Heinz Haller, 63, has served on our board of directors since 2011. He is Executive Vice President and President of Europe, Middle East, Africa and India of Dow Europe GmbH. He has worked at Dow in various roles from 2006 through the present, from 1987 to 1994 and from 1980 to 1985. From 2002 to 2006, Mr. Haller served as Managing Director of Allianz Capital Partners, GmbH, a private equity firm. Prior to that, he was Chief Executive Officer of both Red Bull Sauber AG, a company that provides automotive research and development services and Sauber Petronas Engineering AG. He has also worked as Managing Director of Plüss-Staufer AG, a chemical distribution company. Mr. Haller is Chairman of the Dow Kokam Board and the Dow AgroSciences Members Committee, as well as a member of the Board of Directors for the Dow Corning Corporation, the Michigan Molecular Institute, and the U.S. India Business Council. Mr. Haller earned a certification in the advanced executive program from University of California at Los Angeles and holds a Master of Business Administration from IMD, Lausanne, Switzerland. We believe Mr. Haller’s experience in leadership roles and knowledge of the chemical industry qualify him to serve as a member of our board of directors.

Directors Continuing in Office Until the 2019 Annual Meeting

Raymond J. Land, 73, has served on our board of directors since 2011 and has been the Chairman of our board of directors since February 2012. In March 2017, Mr. Land became our Interim Chief Financial Officer. Mr. Land retired after most recently serving as the Senior Vice President and Chief Financial Officer of Clarient, Inc., a cancer diagnostics company, where he worked from 2008 until his retirement. From 2007 to 2008, he was the Senior Vice President and Chief Financial Officer of Safeguard Scientifics, Inc., a venture capital firm. In 2006, Mr. Land was Executive Vice President and Chief Financial Officer of Medcenter Solutions, Inc., a medical education and marketing services company in the pharmaceuticals industry, and from 2005 to 2006, he was Senior Vice President and Chief Financial Officer of Orchid Cellmark Inc., a DNA testing company. Mr. Land also served as Senior Vice

President and Chief Financial Officer for Genencor International, Inc., from 1997 until its acquisition in 2005. From 1991 to 1996, he served as Senior Vice President and Chief Financial Officer for West Pharmaceutical Services, Inc. Previously, Mr. Land has also held various positions at Campbell Soup Company, Inc. and at Coopers & Lybrand, an accounting firm. Mr. Land currently serves on the board of directors of Anika Therapeutics, Inc., where he is the chair of the audit committee, and Mountain View Pharmaceuticals, Inc., a privately held pharmaceuticals company. Mr. Land is a Certified Public Accountant (Retired) and received a Bachelor of Business Administration in accounting and finance from Temple University. We believe Mr. Land’s service on the boards of directors and leadership positions at numerous companies in the biotechnology and pharmaceutical industries qualify him to serve as a member of our board of directors.

Kenneth W. Wall, 69, has served on our board of directors since August 2013. Mr. Wall previously served as BioAmber’s Chief Operations Officer from October 2012 to June 2013. From 2011 to October 2012, Mr. Wall served as our Senior Vice President of Manufacturing. From 2005 to 2011, Mr. Wall was a consultant to the chemical industry. In 2004, Mr. Wall was President of Intermediates and Specialty Products business at INVISTA. Prior to 2004, Mr. Wall served in various positions at DuPont since 1974 and culminating as Vice President and General Manager of DuPont’s Nylon Intermediates, Polymers and Specialties division. Mr. Wall’s broad experience includes roles such as Director of Integrated Operations, Director of Manufacturing, Global Business Manager, Plant Superintendent, R&D Director, Product Manager and Staff Engineer. Mr. Wall holds a Ph.D. in chemical engineering from the University of Missouri-Rolla, a Master of Science in chemical engineering from the University of Missouri-Rolla and a Bachelor of Science in chemical engineering from the University of Missouri-Rolla. We believe Mr. Wall’s extensive knowledge of our company and his over 39 years of experience working for and knowledge of the chemical industry qualify him to serve as a member of our board of directors.

Directors Continuing in Office Until the 2020 Annual Meeting

Kurt Briner, 73, has served on our board of directors since 2009 and was Chairman of our board of directors from 2009 to February 2012. Mr. Briner was President and Chief Executive Officer of Sanofi Pharma S.A. from 1988 until his retirement in 1998 and has since been an independent consultant to pharmaceutical and biotechnology companies. He has over 35 years of experience in the pharmaceutical industry and was a member of the board of directors of Novo Nordisk, Progenics Pharmaceuticals Inc., and Galenica S.A., a European-based pharmaceutical company. Mr. Briner received a diploma from École de Commerce in Basel and Lausanne. We believe that Mr. Briner’s extensive experience in the pharmaceutical and biotechnology industries, his service in senior management and as a board member of large business enterprises and appreciation of business organizations and practices in diverse international cultures qualify him to serve as a member of our board of directors.

Ellen B. Richstone, 66, has served on our Board since May 2014. Ms. Richstone was the CFO of several public and private companies between 1989 and 2012, including Rohr Aerospace (a Fortune 500 Company) and Executive VP of Darwin Scientific between June 2011 and September 2012. From 2002 to 2004, Ms. Richstone was the President and CEO of the Entrepreneurial Resources Group. From 2004 until its sale in 2007, Ms. Richstone served as the financial expert on the board of directors of American Power Conversion. Ms. Richstone currently serves on the boards of two other public companies: eMagin Corporation (NYSE: EMAN) and Superior Industries International Inc. (NYSE: SUP). She has prior experience on both public and private boards and her current private boards include the National Association of Corporate Directors-New England. She chairs the Audit Committee of eMagin. In April 2013, Ms. Richstone was given the first annual Distinguished Director Award from the Corporate Directors Group. Ms. Richstone graduated from Scripps College in Claremont California and holds graduate degrees from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Richstone also completed the Advanced Professional Certificate in Finance at New York University’s Graduate School of Business Administration and attended the Executive Development program at Cornell University’s Business School. Ms. Richstone holds an Executive Master’s Certification in Director Governance from the American College of Corporate Directors. We believe that Ms. Richstone’s broad industry experience in technology, industrial and cleantech along with her financial expertise and extensive governance experience qualify her to serve as a member of our board of directors.

Executive Officers

Biographical information with respect to our executive officers as of April 27, 2018 is provided below.

Officers serve at the discretion of the Board. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Rick Eno, 57, Mr. Eno joined BioAmber Inc. as CEO in September 2017. Rick has over 30 years of related management experience in the energy, chemicals, biotechnology and materials industries. He began his career in Chevron’s chemical operations with roles of increasing responsibility in engineering, manufacturing and construction operations. He then entered management consulting where he worked with chemical and energy clients around the world on key strategic and operational issues. In 2008, Rick became President, CEO and Board member at Metabolix, a publicly traded industrial biotechnology company focused on commercializing a family of bio-based, biodegradable polymers. Most recently, he was a senior partner at Roland Berger, an international management consultancy. Rick has a B.S. in Chemical Engineering degree from Cornell University, a Masters in Business Administration from the University of Houston and is a Chartered Financial Analyst (CFA).

Michael A. Hartmann, 51, has served as our Executive Vice President since 2009, and is also President of BioAmber Sarnia since March 2017. From 1998 to 2008, Mr. Hartmann was an Executive Director of Institutional Sales at CIBC World Markets Inc. Prior to that, Mr. Hartmann had business and sales roles at Sprott Securities, Dlouhy Investments Inc. and Thomson Kernaghan & Co. Ltd. Mr. Hartmann received an International Master of Business Administration from York University in Toronto and a Bachelor of Arts from Rollins College.

James Millis, 62, has served as our Chief Technology Officer since 2009. Prior to joining the company, Mr. Millis served as Chief Executive Officer of Draths Corporation, a chemical company that focused on manufacturing bio-based materials, from 2007 to 2009. From 2001 to 2007, he served as Technical Director for Cargill’s Industrial Bioproducts business unit. Earlier positions included business and technical leadership roles at Maxygen Inc. and Bio-Technical Resources. Mr. Millis has been involved in the commercial development and scale-up of several technologies, spanning fermentation and chemical catalysis, and is co-inventor on 25 U.S. patents and their foreign equivalents. Mr. Millis holds a Master of Science in chemical engineering from the University of Pittsburgh and a Bachelor of Science in chemical engineering from Cornell University.

Mario Settino, 63, CFO, Mr. Settino joined BioAmber Inc. in May 2017 and has over 30 years of financial and operational experience in various industries such as services, retail, manufacturing and high-end technology. He previously served as President & CFO of Peds Legwear and prior to this was Chief Financial Officer of Miranda Technologies. Mr. Settino has previously held senior financial positions with Loblaws, Bombardier and LGS, (an IBM company). Mr. Settino currently serves on the Board of Imaflex Inc. (TMX:IFX) where he is chair of the audit committee. He is a chartered professional accountant who began his career at Deloitte and holds a bachelor of commerce degree from Concordia University and a graduate diploma in accountancy from McGill University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such reports.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that for 2017, all required reports were filed on a timely basis under Section 16(a), except that Ms. Richstone and Messrs. Land, Wall, Haller, Eno and Briner each did not timely file a Form 4 with respect to one transaction, and Messrs. Frost and Settino each did not timely file a Form 4 with respect to two transactions.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting, which is available on our website at www.bio-amber.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: BioAmber Inc., 1250 Rene Levesque West, Suite 4310, Montreal, Quebec, Canada H3B4W8, Attention: Chief Financial Officer. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at www.bio-amber.com and/or in our public filings with the Securities and Exchange Commission.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines to assist and guide its members in the exercise of its responsibilities. These guidelines should be interpreted in accordance with any requirements imposed by applicable federal or state law or regulation, NYSE and our certificate of incorporation and bylaws. Our corporate governance guidelines are available in the corporate governance section of our website at investor.bio-amber.com. Although these corporate governance guidelines have been approved by the Board, it is expected that these guidelines will evolve over time as customary practice and legal requirements change. In particular, guidelines that encompass legal, regulatory or exchange requirements as they currently exist will be deemed to be modified as and to the extent that such legal, regulatory or exchange requirements are modified. In addition, the guidelines may also be amended by the Board at any time as it deems appropriate.

Board and Committee Meetings

The Board meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring their approval. It also holds special meetings when important matters require action between scheduled meetings. Members of senior management regularly attend meetings to report on and discuss their areas of responsibility. During 2017, the Board held sixteen meetings and acted by unanimous written consent on fifteen occasions. The Board has three standing committees:

•	the audit committee, which held 8 meetings in 2017;

•	the compensation committee, which held 6 meetings in 2017; and

•	the nominating and corporate governance committee, which held 7 meetings in 2017.

Each of the incumbent directors of the Board attended at least 75% of the aggregate of all meetings of the Board and all meetings of committees of our Board on which they served (during the periods that they served) during 2017. The Board regularly holds executive sessions of the independent directors. Executive sessions do not include any employee directors of our company.

Directors who qualify as “non-management directors” within the meaning of the NYSE Corporate Governance Standards meet in executive sessions without management at every regularly scheduled Board meeting and at such other times as they deem appropriate. Such independent directors meet in executive session at least once annually. In 2017, our independent directors met in executive session without non-independent directors 7 times. The director who presides at these meetings are chosen by the non-management directors, and in 2017, this director was Raymond Land.

Annual Meeting Attendance

It is our policy that members of our Board are encouraged to attend annual meetings of our stockholders. All of the then current members of our Board attended our 2017 annual meeting of stockholders on May 11, 2017.

Committees

Our bylaws provide that the Board may delegate responsibility to committees. The Board has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. In addition, in connection with our initial public offering and our subsequent public offerings, we have periodically established pricing committees, but no such committee is currently active. The Board has also adopted a written charter for each of the three standing committees. Each committee charter is available in the corporate governance section of our website at investor.bio-amber.com.

Audit Committee

Messrs. Frost and Wall and Ms. Richstone currently serve on the audit committee, which is chaired by Ms. Richstone. The composition of this committee meets the requirements for independence under the listing standards of NYSE and the applicable rules of the Securities and Exchange Commission. Our Board has designated Ms. Richstone as an “audit committee financial expert,” as defined under the applicable rules of the Securities and Exchange Commission. Each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. Our audit committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. A current copy of the audit committee’s charter is available on our website at investor.bio-amber.com. The audit committee’s responsibilities, as further detailed in the charter, include:

•	overseeing our corporate accounting and financial reporting process, including the work of the independent auditors;

•	evaluating the independent auditor’s qualifications, performance and independence;

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	establishing or recommending policies to our Board with respect to the hiring of current or former employees of the independent auditors;

•	reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring, reporting to and reviewing with the Board regarding the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by Securities and Exchange Commission rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;

•	reviewing quarterly earnings releases; and

•	reviewing annually the audit committee charter and the audit committee’s performance.

Compensation Committee

Messrs. Land and Wall and Ms. Richstone currently serve on the compensation committee, which is chaired by Mr. Land. The composition of this committee meets the requirements for independence under the listing standards of NYSE and the applicable rules of the Securities and Exchange Commission, including the applicable transition rules. Our compensation committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. A current copy of the compensation committee’s charter is available on our website at investor.bio-amber.com. The compensation committee’s responsibilities, as further detailed in the charter, include:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans;

•	reviewing and approving our policies and procedures for the grant of equity-based awards;

•	reviewing and making recommendations to the Board with respect to director compensation;

•	reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K;

•	reviewing and discussing with the Board corporate succession plans for the chief executive officer and other key officers;

•	exercising sole authority to retain, terminate and approve terms of retention of any consulting firm or other outside advisor on compensation matters used by the compensation committee to assist in the evaluation of director or executive officer compensation; and

•	reviewing annually the compensation committee charter and the compensation committee’s performance.

The compensation committee has the power to delegate its authority to subcommittees, but to date has not delegated any such authority. Our compensation committee evaluates our compensation philosophy and compensation plans and arrangements as circumstances require, and, at a minimum, annually. As part of this review process, our compensation committee applies our values and objectives, while considering the compensation levels needed to ensure our compensation program remains competitive. In reviewing our compensation programs, our compensation committee may take into consideration the recommendations of our Chief Executive Officer (except with respect to his own compensation), as well as compensation data compiled or prepared by compensation consultants. The Compensation Committee did not retain any compensation consultant in 2017.

Nominating and Corporate Governance Committee

Messrs. Briner, Land and Haller currently serve on the nominating and corporate governance committee, which is chaired by Mr. Briner. The composition of this committee meets the requirements for independence under the listing standards of NYSE and the applicable rules of the Securities and Exchange Commission, including the applicable transition rules. Our nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. A current copy of the nominating and corporate governance committee’s charter is available on our website at investor.bio-amber.com. The nominating and corporate governance committee’s responsibilities, as further detailed in the charter, include:

•	developing and recommending to the Board criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	identifying individuals qualified to become members of the Board;

•	recommending to the Board the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the Board a set of corporate governance guidelines;

•	overseeing the evaluation of the Board and management; and

•	reviewing annually the nominating and corporate governance committee charter and the nominating and corporate governance committee’s performance.

Our Board may from time to time establish other committees.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

The following table provides information regarding the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer and the two most highly-compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2017. Jean-François Huc resigned as President and CEO of the Company on February 17, 2017. Fabrice Orecchioni was appointed as President and Acting CEO effective February 20, 2017 and subsequently resigned from those positions on October 24, 2017. On September 11, 2017, the Board appointed Mr. Eno as CEO of the Company. All of these individuals are collectively referred to as our named executive officers.

Summary Compensation Table—2017

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Richard Eno (3)	2017	134,615	155,790	—		290,406
Chief Executive Officer
Fabrice Orechcchioni (4)	2017	292,887	266,158	241,888	(1)(7)	800,933
Former President, Chief	2016	276,206	277,537	—		553,472
Operations and Acting
Jean-François Huc (5)	2017	79,054	—	1,006,330	(1)(8)	1,085,384

Former Chief Executive Officer	2016	463,339	555,072	33,980		1,052,391
James Millis	2017	330,000	246,341	—		576,341
Chief Technology Officer	2016	330,000	166,522	—		496,522
Mario Settino (6)	2017	156,085	265,135	24,158	(1)(9)	445,378
Chief Financial Officer

(1)	Amounts have been converted to U.S. dollars from Canadian dollars using the average exchange rate of CAD 1.00 to USD 1.2986 for 2017 and CAD 1.00 to USD 1.3243 for 2016.
(2)	Amounts reflect the aggregate grant-date fair value of stock options granted to our named executive officers in the year indicated, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding any estimates of forfeitures related to service-based vesting conditions. See Note 13 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017, which was filed on March 30, 2018, for a discussion of assumptions made by the Company in determining the valuation of equity awards. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting or exercise of the applicable awards.
(3)	Mr. Eno was appointed as our Chief Executive Officer on September 11, 2017. His annualized base salary for 2017 was $500,000.
(4)	Mr. Orecchioni resigned as President and Chief Operations Officer effective October 24, 2017. His annualized base salary for 2017 was $338,833.
(5)	Mr. Huc resigned as President and Chief Executive Officer effective February 17, 2017 and as a member of the Board effective May 12, 2017. His annualized base salary for 2017 was $485,138 (which was converted from Canadian dollars using the average exchange rate of CAD 1.00 to USD 1.2986 for 2017).
(6)	Mr. Settino was appointed as our Chief Financial Officer effective May 12, 2017. His annualized base salary for 2017 was CAD $340,000 (which is equal to $256,741 USD using the average exchange rate of CAD 1.00 to USD 1.2986 for 2017).
(7)	The amount reported includes (i) a cash bonus of $169,413, (ii) consulting fees of $59,000, and (iii) vacation payout of $13,475, each pursuant to the terms of his Separation and Consulting Agreement with our Canadian subsidiary.
(8)	The amount reported includes: (i) a retiring allowance of $507,162, (ii) a bonus payment for 2017 of $355,013, which is equal to 70% of his base salary in effect on the date of termination, and (iii) $138,158 in consulting fees.
(9)	The amount reported includes: (i) a car allowance of $11,936 and (ii) consulting fees of $12,222, which were paid pursuant to the terms of a consulting agreement dated May 1, 2017, which provided for consulting fees of $21,819 per month.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table presents the outstanding equity awards held by each of our named executive officers as of December 31, 2017.

	Option Awards
Name	Securities Underlying Unexercised Options(1)(#) Exercisable		Securities Underlying Unexercised Options(1)(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard Eno	27,778	(2)	472,222	(2)	0.48	8/16/2027
Fabrice Orechcchioni (3)	51,351		—		3.55	8/2/2022
	35,000		—		10.55	6/26/2023
	135,000		—		6.98	11/11/2023
	60,000		—		10.16	12/5/2024
	100,000		—		5.00	1/26/2026
	80,000		—		3.55	8/2/2027
Jean-François Huc (4)	70,000		—		5.74	7/21/2020
	213,500		—		10.55	6/27/2021
	450,000		—		6.98	11/11/2023
	200,000		—		10.16	12/5/2024
	200,000		—		5.00	1/26/2026
James Millis	21,000		—		5.74	11/12/2019
	70,000		—		5.74	3/1/2020
	35,000		—		5.74	1/12/2021
	66,500		—		10.55	6/27/2021
	50,572		10,114		3.55	8/2/2022
	80,000		—		6.98	11/11/2023
	37,500		12,500		10.16	12/5/2024
	28,750		31,250		5.00	1/26/2026
	25,000		—		2.26	5/1/2027
	—		50,000		3.55	8/2/2027
Mario Settino	—		200,000		2.07	8/2/2022

(1)	All stock options were granted under our Amended and Restated 2013 Stock Option and Incentive Plan. Unless otherwise noted, all stock options vest over four years from the grant date, with 25% of the shares underlying the award on the first anniversary of the grant date and the remaining 75% of the shares underlying the award in 36 equal monthly installments thereafter.
(2)	This stock option vests in 36 equal monthly installments from the grant date of October 2, 2017.
(3)	Mr. Orecchioni resigned as President and Chief Operations Officer effective October 24, 2017. All outstanding stock options held by him as of October 24, 2017 became fully vested and exercisable as of such date and the post-termination exercise period for such awards was extended to the earlier of five years following termination or the expiration of the award.
(4)	Mr. Huc resigned as Chief Executive Officer and President effective February 17, 2017. All outstanding stock options held by him as of February 17, 2017 became fully vested and exercisable as of such date and the post-termination exercise period for such awards was extended to the earlier of five years following termination or the expiration of the award.

Employment Arrangements

As of December 31, 2017, we were party to the following employment agreements and other agreements with our named executive officers.

Richard Eno. Mr. Eno entered into an employment agreement with us on September 13, 2017. Pursuant to the employment agreement, Mr. Eno serves as our Chief Executive Officer, is entitled to an initial annual base salary of USD $500,000, which is subject to review and adjustment in accordance with Company policy, and is eligible to earn an annual cash incentive bonus targeted at 70% of base salary, based on performance and subject to evaluation and determination of the Company and the Board. The agreement also provides Mr. Eno with an initial equity grant of an option to purchase 500,000 shares of our common stock and that Mr. Eno will be granted an additional option to purchase 500,000 shares of our common stock on March 1, 2018. The options vest on a monthly basis over 36 months following the date of grant.

The agreement term is indefinite. Mr. Eno may terminate the agreement at any time by giving three months’ written notice to the Company. In the event that Mr. Eno’s employment is terminated by us for any reason other than death or for “cause” (as defined in the agreement), he will be entitled to receive: (i) 18 months of base salary, (ii) his target bonus for such period, (iii) immediate vesting and exercisability of stock options that would have vested within 12 months of the date of termination had he remained employed by us and (iv) continuation of his fringe benefits for 12 months following termination. In lieu of the foregoing, if Mr. Eno’s employment is terminated by us for any reason other than due to his death or for cause within six months following a change in control, he will be entitled to receive: (i) 24 months of base salary (ii) his target bonus for such period, (iii) immediate vesting and exercisability of all stock options and (iv) continuation of his fringe benefits for 18 months following termination. Pursuant to the agreement, Mr. Eno is subject to non-solicitation of employees and noncompetition covenants that apply for 12 months following termination.

James Millis. Mr. Millis entered into an employment agreement with our wholly-owned Canadian subsidiary on August 1, 2010. Pursuant to the employment agreement, Mr. Millis serves as our Chief Technology Officer, is entitled to an annual base salary of USD $330,000 and is eligible to earn a cash bonus targeted at 40% of base salary. In addition, in the event of a change in control transaction, Mr. Millis may elect, if so requested by the Company, to either (A) continue as an employee on terms at least as advantageous as those in the employment agreement for at least one year following such transaction, or (B) agree to a noncompetition covenant with the acquiring entity for one year following such transaction.

The agreement term is indefinite. Mr. Millis may terminate the agreement at any time by giving six months’ written notice to the Company. In the event that Mr. Millis’ employment is terminated by us for any reason other than for “cause” (as defined in the agreement) or as a result of death or disability, he will be entitled to receive a severance payment in lieu of notice of an amount equal to 12 months’ base salary (or 24 months’ base salary if such termination occurs within 12 months before or after a change of control transaction). In addition, if Mr. Millis’s employment is terminated by us for any reason other than for cause or if his employment terminates upon his death, any stock options and restricted stock outstanding will immediately vest in full (and such options will be exercisable for three years thereafter). Pursuant to the agreement, Mr. Millis is subject to a post-termination confidentiality covenant for 10 years, as well as is subject to non-solicitation of employees and noncompetition covenants that apply for 12 months following termination (which we may increase to 24 months if Mr. Millis resigns for any reason, in which case we will pay Mr. Millis an amount equal to 12 months’ base salary).

Mario Settino. Mr. Settino entered into an employment agreement with us on May 15, 2017. Pursuant to the employment agreement, Mr. Settino serves as our Chief Financial Officer, is entitled to an initial annual base salary of CAD $340,000, which is subject to review and adjustment in accordance with Company policy, and is eligible to earn an annual cash incentive bonus targeted at 50% of base salary, based on performance and subject to evaluation and determination of the Company and the Board. The agreement also provides Mr. Settino with an initial equity grant of an option to purchase 200,000 shares of our common stock, which vest as to 25% of the shares underlying the option on the first anniversary of is date of hire and in 36 equal monthly installments thereafter.

The agreement term is indefinite. Mr. Settino may terminate the agreement at any time by giving three months’ written notice to the Company. In the event that Mr. Settino’s employment is terminated by us for any reason other than death or for “cause” (as defined in the agreement), he will be entitled to receive: (i) twelve months’ base salary, (ii) his target bonus for such period, (iii) immediate vesting and exercisability of stock options that would have vested within 12 months of the date of termination had he remained employed by us and (iv) continuation of his fringe benefits for 12 months following termination. In lieu of the foregoing, if Mr. Settino’s employment is terminated by us for any reason other than due to his death or for cause within six months before or following a change in control, he will be entitled to receive: (i) 18 months of base salary (ii) his target bonus for such period, (iii) immediate vesting and exercisability of all stock options and (iv) continuation of his fringe benefits for 12 months following termination. Pursuant to the agreement, Mr. Settino is subject to nonsolicitation and noncompetition covenants that apply during his employment and for 12 months following termination.

In addition, in connection with the termination of their employment, we entered into the following agreements with Messrs. Oreccchioni and Huc.

Fabrice Orecchioni. On October 24, 2017, our Canadian subsidiary entered into a Separation and Consulting Agreement with Mr. Orecchioni. Pursuant to the agreement, as consideration for a general release of claims against the Company and related parties, Mr. Orecchioni received immediate vesting of stock options and restricted stock held by him as of his date of termination.

In addition, Mr. Orecchioni agreed to provide consulting services to the Company for a period of four months following termination of his employment for which he was paid a monthly consulting fee of USD $29,500 and was entitled to receive a bonus in an amount equal to 45% of his consulting fees. In addition, Mr. Orecchioni is subject to non-competition and non-solicitation provisions for 12 months following the end of his consulting services.

Jean-François Huc. On February 17, 2017, our Canadian subsidiary entered into a Mutual Separation and Consulting Agreement with Mr. Huc. Pursuant to the agreement, as consideration for a general release of claims against the Company and related parties, Mr. Huc received: (i) a retiring allowance amounting to CAD $658,600, (ii) a bonus payment for the year 2017 of CAD $461,020 and (iii) immediate vesting of stock options and restricted stock held by him as of his date of termination.

In addition, Mr. Huc agreed to provide consulting services to the Company for a period of six months following termination of his employment for which he was paid a monthly consulting fee of USD $20,000. During the consulting term, Mr. Huc continued to participate in the Company’s group insurance plan. In addition, Mr. Huc is subject to non-competition and non-solicitation provisions for 18 months following the termination of his employment.

Director Compensation

In 2017, our non-employee directors received fees for their services as members of our Board. On November 7, 2013, our Board approved a compensation package to be paid to non-employee directors, including an annual fee of $70,000 for the Chairman of the Board, an annual fee of $55,000 for a board member who is also the chairman of a committee, and an annual fee of $40,000 for all other board members, as well as an annual stock option grant to acquire shares of our common stock having a Black-Scholes value of $50,000. The non-employee directors may also elect to receive additional stock options in lieu of the cash portion of their compensation package. In addition, on March 19, 2015, our Board approved a change to the Board compensation policy, effective January 1, 2015, to permit Board members to receive shares in lieu of their annual cash compensation. We reimburse each member of our Board who is not a company employee for reasonable travel and other expenses in connection with attending meetings of the Board. A director who is also our employee receives no additional compensation for his service as a member of our Board.

The following table provides compensation information for the fiscal year ended December 31, 2017 for each member of our Board who was a non-employee director during that year. No member of our Board employed by us receives separate compensation for services rendered as a member of our Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(4)	Total ($)
Kurt Breiner	55,863	49,903	105,766
Robert Frost (1)	29,863	49,903	77,946
George F. J. Gosbee (2)	22,664	—	22,664
Heinz Haller	49,226	49,903	99,129
Jean-François Huc (3)	8,767	—	8,767
Raymond J. Land	88,925	49,903	138,828
Ellen Richstone	62,829,	49,903	116,687
Kenneth W. Wall	56,192	49,903	106,095

(1)	Mr. Frost was appointed to the Board on May 12, 2017.
(2)	Mr. Gosbee resigned as a member of the Board effective May 11, 2017.
(3)	Mr. Huc resigned as Chief Executive Officer and President effective February 17, 2017 and as a member of the Board effective May 12, 2017. He received compensation for his service on the Board for the period from February 18, 2017 to May 12, 2017
(4)

Amounts represent the aggregate grant-date fair value of option awards granted to our directors in 2017, computed in accordance with FASB ASC Topic 718 excluding any estimates of forfeitures related to service-based vesting conditions. See Note 13 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017, which was filed on March 30, 2018, for a discussion of assumptions made by the Company in determining the valuation of equity awards.

These amounts do not correspond to the actual value that may be recognized by the directors upon vesting of the applicable awards. The aggregate number of unexercised option awards outstanding for each director at December 31, 2017 is as follows:

Director	Unexercised Option Awards
Kurt Breiner	60,000
Robert Frost	36,000
George F. J. Gosbee	30,000
Heinz Haller	60,000
Jean-François Huc (1)		(1)
Raymond J. Land	60,000
Ellen Richstone	60,000
Kenneth W. Wall	60,000

(1)	For outstanding equity awards held by Mr. Huc as of December 31, 2017, see the Outstanding Equity Awards at Fiscal Year End 2017 table above.

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We are not aware of any officers or directors that have entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities.

We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Compensation Committee Interlocks and Insider Participation

During 2017, Messrs. Gosbee, Haller, Briner, Land and Wall and Ms. Richstone served as members of our compensation committee. Other than Mr. Land, who served as the Company’s Interim Chief Financial Officer from March to May 2017, no member of the compensation committee was an employee or officer of BioAmber during 2017, a former officer of BioAmber, or had any other relationship with us requiring disclosure herein.

During the last fiscal year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the Board performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on our compensation committee; (2) a director of another entity, one of whose executive officers served on our compensation committee; or (3) a member of the compensation committee (or other committee of the Board performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on our Board.

Report of the Compensation Committee of the Board

The information contained in this compensation committee report shall not be deemed to be (1) “soliciting material,” (2) “filed” with the SEC, (3) subject to Regulations 14A or 14C of the Exchange Act, or (4) subject to the liabilities of Section 18 of the Exchange Act. No portion of this compensation committee report shall be deemed to be incorporated by reference into any filing under the

Securities Act or the Exchange Act, through any general statement incorporating by reference in its entirety the Amendment No.1 in which this report appears, except to the extent that BioAmber specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

The compensation committee has reviewed and discussed the Executive Compensation section with management. Based on the review and discussions, the compensation committee recommended to the Board that the Executive Compensation section be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

Compensation Committee

Raymond J. Land, Chairperson

Kenneth W. Wall

Ellen B. Richstone

Risks Related to Compensation Policies and Practices

When determining our compensation policies and practices, our compensation committee and Board considered various matters relevant to the development of a reasonable and prudent compensation program, including whether the policies and practices were reasonably likely to have a material adverse effect on us. We believe that the mix and design of our executive compensation plans and policies do not encourage management to assume excessive risks and are not reasonably likely to have a material adverse effect on us for the following reasons: we offer an appropriate balance of short- and long-term incentives and fixed and variable amounts; our variable compensation is based on a balanced mix of criteria; and our Board and compensation committee have the authority to adjust variable compensation as appropriate.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2017 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	7,266,648	$5.55	1,821,993

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	7,266,648	$ —	1,821,993

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of February 28, 2018 for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The table lists applicable percentage ownership based on 111,107,433 shares of common stock outstanding as of February 28, 2018. Options and warrants to purchase shares of our common stock that are exercisable within 60 days of February 28, 2018, are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Unless otherwise indicated, the address for each beneficial owner is c/o BioAmber Inc., 1250 Rene Levesque West, Suite 4310, Montreal, Quebec, Canada H3B4W8.

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Outstanding Common Shares
5% Stockholders
Sabby Healthcare Master Fund, Ltd.	5,666,666	(1)	5.10%
Intracoastal Capital, LLC	7,556,494	(2)	6.80%
NN Group N.V.	8,198,266	(3)	7.38%
Named Executive Officers, Directors and other Executive Officers
Mario Settino	100,000	(4)	*
Michael A. Hartmann	489,344	(5)	*

James Millis	263,452	(6)	*
Richard Eno	97,222	(7)	*
Kurt Briner	475,294	(8)	*
Raymond J. Land	119,458	(9)	*
Heinz Haller	154,625	(10)	*
Kenneth W. Wall	184,818	(11)	*
Ellen B. Richstone	91,708	(12)	*
Robert Frost	36,000	(13)	*
All Directors and Executive Officers as a group (10 individuals)	2,011,921		1.81%

*	Constitutes less than 1%
(1)	Based solely upon a Schedule 13G filed with the SEC February 16, 2018. Sabby Healthcare Master Fund, Ltd. beneficially owns 0 shares; Sabby Volatility Master Fund, Ltd. beneficially owns 5,666,666 shares, and has shared voting power and shared dispositive power with respect to 5,666,666 shares. Sabby Management, LLC beneficially owns 5,666,666 shares, and has shared voting power and shared dispositive power with respect to 5,666,666 shares. Hal Mintz beneficially owns 5,666,666 shares, and has shared voting power and shared dispositive power with respect to 5,666,666 shares. Sabby Management, LLC and Hal Mintz do not directly own any shares of Common Stock, but each indirectly owns 5,666,666 shares of Common Stock.

Sabby Management, LLC indirectly owns 5,666,666 shares of Common Stock by as the investment manager of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. Mr. Mintz indirectly owns 5,666,666 shares of Common Stock in his capacity as manager of Sabby Management, LLC. Each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over the securities owned except to the extent of their pecuniary interest therein. The address for Sabby Management is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458. The address for Mr. Mintz is c/o Sabby Management, LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.
(2)	Based solely upon a Schedule 13G filed with the SEC on February 20, 2018 of the following parties: Mitchell P. Kopin, Daniel B. Asher and Intracoastal Capital LLC (each members of Marlin Capital Investments LLC). The Schedule 13G reported that, as of close of business on February 16, 2018, each of Messrs. Kopin and Asher and Intracoastal Capital LLC may have been deemed to have beneficial ownership of 7,556,494 shares of Common Stock, consisting of (i) 7,223,334 shares of Common Stock held by Intracoastal and (ii) 333,150 shares of Common Stock issuable upon exercise of a February 2018 Warrant held by Intracoastal (“Intracoastal Warrant 1”), and all such shares of Common Stock in the aggregate represent beneficial ownership of approximately 9.99% of the Common Stock, based on (1) 68,084,089 shares of Common Stock outstanding as of February 16, 2018, as reported to the Reporting Persons by the Issuer, plus (2) 7,223,344 shares of Common Stock issued to Intracoastal upon exercise of a February 2018 Warrant held by Intracoastal (“Intracoastal Warrant 3”) on February 16, 2018 and (3) 333,150 shares of Common Stock issuable upon exercise of Intracoastal Warrant 1. The foregoing excludes: (I) 3,666,850 shares of Common Stock issuable upon exercise of Intracoastal Warrant 1 because Intracoastal Warrant 1 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 1 to the extent that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 9.99% of the Common Stock, (II) 4,000,000 shares of Common Stock issuable upon exercise of a February 2018 Warrant held by Intracoastal (“Intracoastal Warrant 2”) because Intracoastal Warrant 2 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 2 to the extent that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 9.99% of the Common Stock, (III) 725,774 shares of Common Stock issuable upon exercise of a warrant held by Intracoastal (“Intracoastal Warrant 4”) because Intracoastal Warrant 4 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 4 to the extent that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 4.99% of the Common Stock, and (IV) 74,695 shares of Common Stock issuable upon exercise of a warrant held by Intracoastal (“Intracoastal Warrant 5”) because Intracoastal Warrant 5 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 5 to the extent that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 4.99% of the Common Stock. Without such blocker provisions, each of the Reporting Persons may have been deemed to have beneficial ownership of 16,023,813 shares of Common Stock. The reporting persons share voting power over the shares and share dispositive power over 7,529,494 of the shares. The address of Intercoastal and Mr. Kopin is 245 Palm Trail, Delray Beach, FL 33483. The address of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, IL 60604.

(3)	Based solely upon a Schedule 13G/A filed with the SEC on March 9, 2018. NN Group N.V. has sole voting power with respect to none of the shares, shared voting power with respect to 8,055,465 shares and sole dispositive power with respect to 8,198,266 shares. NN Group N.V. is reporting beneficial ownership of the shares in its capacity the parent holding company of each of NN Investment Partners B.V. and NN Investment Partners Luxembourg S.A. The address of NN Group N.V. is Schenkkade 65, 2595 AS, The Hague, The Netherlands.
(4)	Includes (i) 50,000 shares of common stock and (ii) 50,000 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.
(5)	Includes (i) 153,476 shares of common stock, (ii) 5,701 shares of common stock issuable upon exercise of warrants within 60 days of February 28, 2018, and (iii) 330,167 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.
(6)	Includes (i) 14,433 shares of common stock and (ii) 249,019 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.
(7)	Includes 97,222 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.
(8)	Includes (i) 285,978 shares of common stock, (ii) 48,290 shares of common stock issuable upon exercise of warrants within 60 days of February 28, 2018, and (iii) 141,026 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.
(9)	Includes (i) 14,833 shares of common stock and (ii) 104,625 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.
(10)	Includes (i) 50,000 shares of common stock, and (ii) 104,625 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.
(11)	Includes (i) 71,227 shares of common stock and (ii) 113,591 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.
(12)	Includes (i) 13,333 shares of common stock and (ii) 78,375 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.
(13)	Includes 36,000 shares of common stock issuable upon exercise of options that vest within 60 days of February 28, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Board Independence

Our Board has determined that each of our directors has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is “independent” in accordance with the rules of NYSE and the Securities and Exchange Commission. The composition and functioning of our Board and each of our committees comply with all applicable requirements of the NYSE and the rules and regulations of the Securities and Exchange Commission. There are no family relationships among any of our directors or executive officers.

Furthermore, the Board has determined that, except Mr. Land, as our former Interim Chief Financial Officer, each member of each of the committees of the Board is independent within the meaning of NYSE’s, the SEC’s, and our applicable committees’ independence standards, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Due to Mr. Land’s prior service as our Interim Chief Financial Officer he may not serve on our audit committee until fiscal 2021. In making that determination, the Board considered all relevant facts and circumstances, including (but not limited to) the director’s commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships. In addition, a majority of the members of the Board meets the independence standards of the NYSE.

At least annually, the Board will evaluate all relationships between us and each director in light of relevant facts and circumstances for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Based on this evaluation, the Board will make an annual determination of whether each director is independent within the meaning of NYSE’s, the SEC’s, and our applicable committees’ independence standards.

Certain Relationships and Transactions

Other than as described below, and other than compensation agreements and other arrangements which are discussed in the section “Executive Compensation,” in 2017, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party for which the amount involved exceeds or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board or our audit committee reviews and approves transactions with directors, officers and holders of 5% or more of our capital stock and their affiliates, each of whom we refer to as a related party. We have adopted a written related party transaction approval policy that governs the review of related party transactions. Pursuant to this policy, our audit committee shall review the material facts of all related party transactions. The audit committee shall take into account, among other factors that it deems appropriate, whether the related party transaction is on terms no less favorable to us than terms generally available in a transaction with an unrelated third party under the same or similar circumstances and the extent of the related party’s interest in the related party transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.

Item 14.	Principal Accountant Fees and Services

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

We have adopted a policy under which the audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed below. The audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, the audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board.

In addition, in the event time constraints require pre-approval prior to the audit committee’s next scheduled meeting, the audit committee has authorized its Chairperson to pre-approve services. Engagements so pre-approved are to be reported to the audit committee at its next scheduled meeting.

Audit Fees

The following table sets forth the fees billed by Deloitte LLP for audit, audit-related, tax and all other services rendered for 2017 and 2016:

Fee Category	2017	2016
Audit Fees	$510,464	$380,106
Audit-Related Fees	—	—
Tax Fees	35,446	42,642
All Other Fees	—	—

Total Fees	$545,911	$422,748

Audit Fees. Consist of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, consultations on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Consist of aggregate fees for other services that were reasonably related to the performance of audits or reviews of our consolidated financial statements and were not reported above under “Audit Fees.”

Tax Fees. Consist of aggregate fees for tax compliance, tax advice and tax planning services including the review and preparation of our various jurisdictions’ income tax returns.

All Other Fees. This category includes the aggregate fees for products and services by the independent registered public accounting firm that are not reported under “Audit Fees,” “Audit Related Fees,” or “Tax Fees.”

The audit committee pre-approved all services performed since the pre-approval policy was adopted.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by reference to:
Exhibit No.	Description	Form or Schedule	SEC File No.	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation	S-1	333-177917	4/11/2013	3.1

3.2	Amended and Restated By-Laws	S-1	333-177917	4/11/2013	3.2

4.1	Form of Common Stock certificate of the Registrant	S-1	333-177917	4/11/2013	4.1

4.2	Amended and Restated Shareholders’ Agreement by and among the stockholders listed therein and the Registrant, dated as of April 15, 2011.	S-1	333-177917	3/15/2012	4.2

4.3	First Amendment to the Amended and Restated Shareholders’ Agreement, dated as of November 4, 2011.	S-1	333-177917	3/15/2012	4.3

4.4	Second Amendment to the Amended and Restated Shareholders’ Agreement, dated as of February 6, 2012.	S-1	333-177917	3/15/2012	4.4

4.5	Third Amendment to the Amended and Restated Shareholders’ Agreement, dated as of May 2, 2013.	S-1	333-177917	5/2/2013	4.5

4.6	Form of Common Stock Purchase Warrant.	S-1	333-177917	5/9/2013	4.6

4.7	Form of Unit Certificate.	S-1	333-177917	5/9/2013	4.7

4.8†	2008 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	S-8	333-190622	8/14/2013	4.2

4.9†	Amended and Restated 2013 Stock Option and Incentive Plan of the Registrant and Forms of Award Agreements thereunder	8-K	001-35905	5/19/2015	10.1

4.10	Warrant Agency Agreement dated as of December 29, 2016 by and between BioAmber Inc. and Computershare Inc.	8-K	001-35905	12/29/2016	4.2

4.11	Form of Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	12/29/2016	4.1

4.12	Form of Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	12/29/2016	4.1

4.13	Form of Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	1/27/2017	4.1

4.14	Form of Series A Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	2/13/2018	4.1

4.15	Form of Series B Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	2/13/2018	4.2

4.16	Form of Series C Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	2/13/2018	4.3

4.17	Form of Pre-Funded Warrant to Purchase Common Stock of BioAmber Inc.	8-K	001-35905	2/13/2018	4.4

10.1†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1	333-177917	4/11/2013	10.1

10.2†	BioAmber Inc. (f/k/a DNP Green Technology, Inc.) Stock Incentive Plan, as amended, and Form of Option Certificate and Award Agreement.	S-1	333-177917	3/15/2013	10.2

10.3†	Employment Agreement between BioAmber Canada Inc. (f/k/a DNPGT Canada Inc.) and Jean-François Huc, dated July 1, 2009.	S-1	333-177917	12/22/2011	10.3

10.4†	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-41).	S-1	333-177917	12/22/2011	10.4

10.5	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Dilum Dunuwila (Certificate No. LW-42).	S-1	333-177917	12/22/2011	10.5

10.6	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-16).	S-1	333-177917	12/22/2011	10.6

10.7	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Jean-François Huc (Certificate No. LW-17).	S-1	333-177917	12/22/2011	10.7

10.8	Legacy Warrant to purchase shares of common stock dated April 17, 2009 issued by the Registrant to Roger Laurent Bernier (Certificate No. LW-38).	S-1	333-177917	12/22/2011	10.8

10.9	Subscription Agreement between the Registrant and Jean-François Huc dated February 6, 2009.	S-1	333-177917	12/22/2011	10.9

10.10	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Jean- François Huc.	S-1	333-177917	12/22/2011	10.10

10.11	Subscription Agreement between the Registrant and Dilum Dunuwila dated February 6, 2009.	S-1	333-177917	12/22/2011	10.11

10.12	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Dilum Dunuwila.	S-1	333-177917	12/22/2011	10.12

10.13	Subscription Agreement between the Registrant and Kurt Briner dated February 6, 2009.	S-1	333-177917	12/22/2011	10.13

10.14	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Kurt Briner.	S-1	333-177917	12/22/2011	10.14

10.15	Subscription Agreement between the Registrant and Michael Hartmann dated February 6, 2009.	S-1	333-177917	12/22/2011	10.15

10.16	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.16

10.17	Subscription Agreement between the Registrant and Roger Laurent Bernier dated February 6, 2009.	S-1	333-177917	12/22/2011	10.17

10.18	Warrant to purchase shares of common stock dated February 6, 2009 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.18

10.19	Secured Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated June 22, 2009.	S-1	333-177917	3/15/2012	10.19

10.20	Common Stock Purchase Warrant to purchase shares of common stock dated June 22, 2009 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.20

10.21	Stock Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated September 30, 2009.	S-1	333-177917	3/15/2012	10.21

10.22	Stock Purchase Agreement between the Registrant and MCVP Technology Fund I, LLC dated September 30, 2009.	S-1	333-177917	3/15/2012	10.22

10.23	Convertible Note and Warrant Purchase Agreement between the Registrant and FCPR Sofinnova Capital VI dated November 23, 2010.	S-1	333-177917	3/15/2012	10.23

10.24	Stock Purchase Agreement between the Registrant and the parties set forth therein dated April 15, 2011.	S-1	333-177917	3/15/2012	10.24

10.25	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to FCPR Sofinnova Capital VI.	S-1	333-177917	12/22/2011	10.25

10.26	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to MCVP Technology Fund I, LLC.	S-1	333-177917	12/22/2011	10.26

10.27	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Jean-François Huc.	S-1	333-177917	12/22/2011	10.27

10.28	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Michael Hartmann.	S-1	333-177917	12/22/2011	10.28

10.29	Shares of Common Stock Purchase Warrant to purchase shares of common stock dated April 15, 2011 issued by the Registrant to Roger Laurent Bernier.	S-1	333-177917	12/22/2011	10.29

10.30	Stock Purchase Agreement between the Registrant and the parties set forth therein dated November 4, 2011.	S-1	333-177917	3/15/2012	10.30

10.31!	Commercial License Agreement by and between Bioamber S.A.S. and Cargill Inc., dated April 15, 2010, and Amendments to Commercial License Agreement and Development Agreement, dated October 15, 2011.	S-1	333-177917	4/10/2013	10.33

10.33!	Joint Venture Agreement by and among the Registrant, BioAmber International S.à.r.l., Mitsui & Co., Ltd. and Bluewater Biochemicals Inc., dated November 2, 2011.	S-1	333-177917	4/1/2013	10.38

10.36	Stock Purchase Agreement by and between the Registrant and Lanxess Corporation, dated February 6, 2012.	S-1	333-177917	3/15/2012	10.43

10.37!	Supply Agreement between Bioamber S.A.S. and Mitsubishi Chemical Corporation, effective July 1, 2011.	S-1	333-177917	4/10/2013	10.44

10.38	Lease Agreement between the Registrant and St. Paul Fire and Marine Insurance Company, dated December 20, 2011.	S-1	333-177917	3/15/2012	10.46

10.39!	Prosperity Initiative Regional Diversification Contribution Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of Canada, effective September 16, 2011.	S-1	333-177917	4/1/2013	10.48

10.40	Loan Agreement between Bluewater Biochemicals Inc. and Her Majesty the Queen in Right of the Province of Ontario, effective September 30, 2011.	S-1	333-177917	3/15/2012	10.49

10.41!	Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, effective February 15, 2012.	S-1	333-177917	4/10/2013	10.50

10.42	Amending Agreement #1 to Prosperity Initiative Regional Diversification Contribution Agreement, between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of Canada, dated as of March 26, 2012.	S-1	333-177917	3/15/2013	10.51

10.43†	Employment Agreement between the Registrant and Kenneth W. Wall, dated October 24, 2011.	S-1	333-177917	3/15/2013	10.54

10.44†	Summary of compensation arrangement with Kurt Briner.	S-1	333-177917	5/2/2013	10.55

10.45†	Summary of compensation arrangement with Heinz Haller.	S-1	333-177917	5/2/2013	10.56

10.46†	Summary of compensation arrangement with Raymond Land.	S-1	333-177917	5/2/2013	10.57

10.47!	Technology License Agreement by and among the Registrant, Sinoven Biopolymers Inc, NatureWorks LLC and AmberWorks LLC, dated February 15, 2012.	S-1	333-177917	4/10/2013	10.58

10.48	Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of August , 2012.	DRS	377-00032	2/15/2013	10.60

10.49	Second Amendment to the Restated Limited Liability Company Agreement among the Registrant, Sinoven Biopolymers, Inc, NatureWorks LLC and AmberWorks LLC, dated as of November 5, 2012.	DRS	377-00032	2/15/2013	10.61

10.50!	Agreement of Purchase and Sale, by and between LANXESS Inc. and BioAmber Sarnia Inc., dated as of May 25, 2012.	S-1	333-177917	4/1/2013	10.62

10.51	Memorandum of Agreement of Lease, by and between BioAmber Canada Inc. and Société en Commandite Douze-Cinquante/Twelve-Fifty, Company Limited, dated as of September 24, 2012.	DRS	377-00032	2/15/2013	10.63

10.52	Consent and Amendments to Loan Agreement, by and between BioAmber Sarnia Inc. and Her Majesty The Queen In Right of The Province of Ontario, dated as of September 27, 2012.	DRS	377-00032	2/15/2013	10.65

10.53	Loan Agreement, dated as of June 30, 2014, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto.	10-Q	001-35905	8/12/2014	10.1

10.54	Loan and Security Agreement, dated as of December 17, 2014, among Tennenbaum Capital Partners, Sinoven Biopolymers Inc., BioAmber Canada Inc. and BioAmber International S.a.r.l.	10-K	001-35905	3/16/2015	10.67

10.55	Second Amendment to Loan and Security Agreement, dated as of July 29, 2015, between the Company, Special Value Continuation Partners, LP and Obsidian Agency Services, Inc.	8-K	001-35905	8/4/2015	10.1

10.56	Third Amendment to Loan and Security Agreement, dated as of December 16, 2015, between the Company, Special Value Continuation Partners, LP and Obsidian Agency Services, Inc.	8-K	001-35905	12/17/2015	10.1

10.57	Employment Agreement, dated September 28, 2015, between the Company and Mario Saucier	8-K	001-35905	11/17/2015	10.1

10.58	Consulting Agreement, dated September 28, 2015, between the Company and Mario Saucier.	8-K	001-35905	11/17/2015	10.2

10.61!!	Settlement & Technology Access Agreement between BioAmber Inc. and Reverdia V.O.F., dated December 15, 2015	10-K	001-35905	3/16/2015	10.61

10.62!	Second Amended and Restated Joint Venture Agreement dated as of February 15, 2016 among the Registrant, Mitsui & Co., Ltd. and the other parties thereto	10-Q	001-35905	5/6/2016	10.1

10.63	Letter of Offer of financing with BioAmber Sarnia Inc. and BDC Capital Inc. dated as of April 19, 2016	10-Q	001-35905	8/9/2016	10.1

10.64	Letter Agreement Offer of financing with BioAmber Inc. and Bridging Finance Inc. dated as of September 9, 2016	10-Q	001-35905	11/7/2016	10.1

10.65*!!	Non-Assertion Agreement, dated as of December 21, 2016, by and between BioAmber Inc. and Mitsubishi Chemical Corporation

10.66	Mutual Separation and Consulting Agreement between the Company and Jean-Francois Huc, dated as of February 17, 2017	8-K	001-35905	2/21/2017	10.1

10.67	Mutual Separation Agreement by and between the Company and Mario Saucier, dated as of March 31, 2017	8-K	001-35905	3/31/2017	10.1

10.68	Amending Agreement #5 thereto dated March 16, 2017 of the Prosperity Initiative Regional Diversification Contribution Agreement effective as of September 16, 2011 between Bluewater Biochemicals, a predecessor entity of BioAmber Sarnia, and Her Majesty the Queen in Right of Canada	10-Q	001-35905	5/10/2017	10.1

10.69	Employment Agreement by and among BioAmber Canada Inc. and Mario Settino dated May 15, 2017	8-K	001-35905	5/15/2017	10.1

10.70	Share Purchase Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.	8-K	001-35905	8/3/2017	10.1

10.71	Share Purchase Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.	8-K	001-35905	8/3/2017	10.2

10.72	Security Agreement, dated August 1, 2017, by and among BioAmber Inc., BioAmber Sarnia Inc. and Mitsui & Co., Ltd.	8-K	001-35905	8/3/2017	10.3

10.73	Employment Agreement by and among BioAmber Inc. and Richard P. Eno dated September 113, 2017	10-Q	001-35905	11/8/2017	10.1

10.74	Waiver and Third Amending Agreement to Loan Agreement, dated as of September 26, 2017, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto	8-K	001-35905	1/26/2018	10.1

10.75	Waiver and Fourth Amending Agreement to Loan Agreement, dated as of January 25, 2018, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto	8-K	001-35905	1/26/2018	10.2

10.76	Waiver to Loan Agreement, dated February 5, 2018, among BioAmber Sarnia Inc., Comerica Bank and the other parties thereto	8-K	001-35905	2/5/2018	10.1

21.1	Subsidiaries of the Registrant	10-K	001-35905	3/16/2015	21.1

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
†	Management contract or compensatory plan or arrangement.
!	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
!!	Portions of this agreement have been redacted pursuant to a request for confidential treatment with the SEC.

Item 16. Form 10-K Summary

Not	applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2018.

BIOAMBER INC.
By:	/s/ Richard P. Eno
Richard P. Eno
Chief Executive Officer (Principal Executive Officer)

/s/ Mario Settino
Mario Settino
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 30, 2018.

Name	Title

/s/ Richard P. Eno Richard P. Eno	Chief Executive Officer (Principal Executive Officer)

/s/ Mario Settino Mario Settino	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ * Raymond Land	Chairman of the Board of Directors

/s/ * Kurt Briner	Director

/s/ * Heinz Haller	Director

/s/ * Ellen Richstone	Director

/s/ * Kenneth W. Wall	Director

/s/ * Robert Frost	Director

*By:	/s/ Mario Settino
Mario Settino
Attorney-in-Fact